Form 10-Q
period 1996-06-30
REPUBLIC BANCSHARES INC
filed 1996-08-13
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark one)
    [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                      THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                    OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                         COMMISSION FILE NUMBER 0-27652

                           REPUBLIC BANCSHARES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

         FLORIDA                                                  59-1463900
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                            Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL                               33701
   (Address of Principal Office)                                   (Zip Code)

                                 (813) 823-7300
              (Registrant's Telephone Number, Including Area Code)

- - --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               -----    -----
               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $2.00 per share            4,183,507 shares outstanding at July 31, 1996
- - ---------------------------------------            ---------------------------------------------

REPORT TO SHAREHOLDERS
QUARTER ENDED JUNE 30, 1996



         Earnings for the second quarter of 1996 were $1,269,000, 5.4% higher than earnings of $1,204,000 for the first quarter of this year. When the second quarter of 1996 is compared to the same period in 1995 before negative goodwill accretion, earnings increased $209,000 or 19.7%. However, net income for the second quarter of 1995 amounted to $1,736,000 when the negative
goodwill is included.   For the first six months of 1996, the Company's
earnings before negative goodwill improved $566,000 or 29.7% over the same period last year.

         Earnings per share were $.26 for the second quarter of 1996 compared to $.24 last quarter and $.25 for the second quarter last year. Including the benefit of the negative goodwill, per share earnings for the second quarter of 1995 were $.41. The number of shares used in the calculation increased substantially in 1996 because of the stock offering completed in June of last year. Returns on assets and equity were .63% and 9.93%, respectively, for the second quarter of 1996 compared to .56% and 11.22 (both excluding negative goodwill) for the same period last year. Negative goodwill was fully accreted to income and capital in July 1995.

         During the recent quarter, we increased total deposits by $33 million by effectively marketing new products. In the first quarter, we had reduced our growth in deposits to decrease our cost of funds and improve our net interest margin. Our funds cost for the second quarter of 1996 was 9 basis points lower than our cost for the first quarter and 19 basis points under our cost for the same period last year. At the same time we were reducing our funds cost, the yield on earning assets improved through our expanded lending programs. Asset yield has increased 16 basis points from 8.20% for the second quarter of last year to 8.36% for the current quarter. As a result of these efforts, net interest margin has increased by 39 basis points from 3.82% for the second quarter of 1995 to 4.21% for the current quarter.

         Total assets increased to $835 million at June 30, 1996, and total loans have grown by $29 million during 1996 to $698 million. Republic's tier 1 (leverage) capital ratio was 6.03% and its total risk-based capital ratio was 10.40% at June 30, 1996.

         We look forward to continued progress in our financial performance and had set several key business objectives for 1996. During the first quarter, one of our objectives, forming a holding company, was accomplished and the exchange of the Bank's common and preferred stock for the stock of the Company was completed. As we continue our growth plan, the holding company structure will allow us to use a broader range of instruments to raise capital and will facilitate acquisitions of other financial institutions, should such opportunities arise.

  Our other key objectives for 1996 are as follows:

         -       EXPANDING OUR RESIDENTIAL MORTGAGE PRODUCTION CAPABILITY
         -       INTRODUCING NEW CONSUMER SERVICES
         -       INCREASING RETAIL CHECKING ACCOUNTS, BALANCES AND FEE INCOME

EXPANDING OUR RESIDENTIAL MORTGAGE PRODUCTION CAPABILITY

         During the second quarter, we completed the addition of Flagship and Capital Mortgage which operate loan production offices on the west coast of Florida and in Boston, Massachusetts. This expansion provides the Company with a broader range of mortgage products and the ability to substantially increase mortgage production and noninterest income through sales of new loan production to investors. As a start-up operation, these new units produced $38 million in new loans during the second quarter, the majority of which will be sold to investors in the secondary market.

INTRODUCING NEW CONSUMER SERVICES

         Progress continues toward developing several new consumer services for 1996. Cash management services were successfully introduced to our business clients earlier this year, and we recently opened an official page on the worldwide web in preparation for making internet home banking services available at the end of 1996 (our internet address is http://republicbankfl.com). We've also expanded the ability of our ATM cardholders to access their accounts at ATM terminals worldwide displaying the Plus! membership logo and our own ATM's are now available at no additional fee to any cardholders participating in the Plus! or Cirrus networks. Lastly, planning for issuing our proprietary credit card and debit card programs are nearing completion, and we will be introducing these new services during the fourth quarter this year.

INCREASING RETAIL CHECKING ACCOUNTS, BALANCES AND FEE INCOME

         Our final key objective for 1996 was to increase retail checking accounts and balances to improve the level of the Company's fee income. In the first quarter we introduced Generations Gold, an enhanced checking account program featuring discounts and rebates on travel services, restaurants, car rentals, long-distance telephone service and condominium vacations, to name a few. This new program has been very well received by both new and existing clients with about half of all new checking accounts registering for the Generations Gold program. This will continue to be a major focus of our marketing efforts throughout 1996.

         Republic Bank continues to be the largest independently-owned and operated bank on the west central coast of Florida and the fourth largest such institution in the state. In addition to our 32 branch franchise in Pasco, Pinellas, Manatee and Sarasota counties, we have added loan production offices in central and southwest Florida as-well-as an office in Boston. Your Board of Directors and management team are proud of the progress made during the past three years and we are excited about our future. We appreciate your support and emphasize our dedication towards enhancing your investment in Republic Bancshares, Inc.




                                              JOHN W. SAPANSKI
                                              CHAIRMAN AND
                                              CHIEF EXECUTIVE OFFICER

                           REPUBLIC BANCSHARES, INC.


                                     INDEX



PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                     ----

              Consolidated Balance Sheets - June 30, 1996 (unaudited)
               and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

              Consolidated Statements of Operations -
               Three month and six month periods
               ended June 30, 1996 and 1995 (all unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1995 and
               six months ended June 30, 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Six months ended June 30, 1996 and 1995 (all unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . 4

              Selected Quarterly Financial and Other Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5-6

              Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . 8-9


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10-15


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



                                                REPUBLIC BANCSHARES, INC.
                            CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND DECEMBER 31, 1995
                                           ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                           June 30,         December 31,
ASSETS                                                                                       1996              1995
                                                                                            ------            ------
                                                                                          (unaudited)
Cash and due from banks                                                                   $ 22,592           $ 19,806
Interest bearing deposits in banks                                                              17                  2
Investment securities:
  U.S. Treasuries and Federal agency notes:
  Held to maturity                                                                               -              7,015
  Available for sale                                                                        22,806             38,147
  Mortgage-backed securities:
  Held to maturity                                                                          17,387             17,112
  Available for sale                                                                         3,854              2,527
  FHLB stock                                                                                 4,830              3,540
Federal funds sold                                                                          35,000             14,621
Loans held for sale                                                                         21,202              4,711
Loans, net of allowance for loan losses  (Notes 2 and 3)                                   662,430            649,795
Premises and equipment, net                                                                 18,894             18,991
Other real estate owned:
  Acquired through foreclosure, net                                                          9,375              8,064
  Held for investment                                                                        2,498              2,498
Other assets                                                                                14,120             15,166
                                                                                          --------           --------
       Total assets                                                                       $835,005           $801,995
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits-
     Noninterest-bearing checking                                                         $ 40,263           $ 45,641
     Interest checking                                                                      79,360             71,592
     Money market                                                                           37,549             38,535
     Savings                                                                               179,476             91,935
     Time deposits                                                                         429,288            495,402
                                                                                          --------           --------
       Total deposits                                                                      765,936            743,105

  Securities sold under agreements to repurchase                                            12,153              3,072
  Other liabilities                                                                          3,702              4,915
                                                                                          --------           --------
       Total liabilities                                                                   781,791            751,092
                                                                                          --------           --------

Stockholders' equity:
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding.  Liquidation preference $6,600
     at June 30, 1996 and December 31, 1995.)                                                1,500              1,500
  Common stock ($2.00 par, 10,000,000 shares authorized and 4,183,507
      shares issued and outstanding at June 30, 1996 and December 31, 1995)                  8,367              8,367
  Capital surplus                                                                           26,699             26,699
  Retained earnings                                                                         16,670             14,329
  Net unrealized gains (losses) on available-for-sale securities, net of tax effect            (22)                 8
                                                                                          --------           --------

             Total stockholders' equity                                                     53,214             50,903
                                                                                          --------           --------
             Total liabilities and stockholders' equity                                   $835,005           $801,995
                                                                                          ========           ========


  The accompanying notes are an integral part of these consolidated balance sheets.

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                                -----------------------------------        ---------------------------------
                                                      1996               1995                  1996                1995
                                                      ----               ----                  ----                ----
                                                            (unaudited)                               (unaudited)
INTEREST INCOME:
  Interest and fees on loans                     $  14,949          $  13,185             $  29,727           $  24,544
  Interest on U.S. Treasuries
   and federal agencies                                312                361                   740                 773
  Interest on mortgage-backed
   securities                                          333                 75                   624                  75
  Interest on federal funds sold                       256                936                   553               1,616
  Interest on other investments                         87                 72                   155                 112
                                                 ---------          ---------             ---------           ---------
     Total interest income                          15,937             14,629                31,799              27,120
                                                 ---------          ---------             ---------           ---------
INTEREST EXPENSE:
  Interest on deposits                               7,693              7,753                15,573              14,104
  Interest on other borrowings                         129                 23                   176                  52
                                                 ---------          ---------             ---------           ---------
     Total interest expense                          7,822              7,776                15,749              14,156
                                                 ---------          ---------             ---------           ---------
     Net interest income                             8,115              6,853                16,050              12,964

PROVISION FOR LOAN LOSSES                              450                540                   900               1,080
                                                 ---------          ---------             ---------           ---------
     Net interest income after
     provision for loan losses                       7,665              6,313                15,150              11,884
                                                 ---------          ---------             ---------           ---------
NONINTEREST INCOME:
  Service charges & fees on deposit accounts           378                330                   754                 659
  Gains on sale of loans                               259                  -                   248                   8
  Other operating income                               351                366                   664                 690
                                                 ---------          ---------             ---------           ---------
     Total noninterest income                          988                696                 1,666               1,357
                                                 ---------          ---------             ---------           ---------
NONINTEREST EXPENSES:
 General and administrative ("G&A") expenses:
  Salaries and employee benefits                     3,374              2,876                 6,626               5,433
  Net occupancy expense                              1,025                742                 2,050               1,319
  Data processing fees & services                      313                235                   631                 498
  FDIC and state assessments                           264                371                   534                 758
  Advertising                                          123                 95                   203                 238
  Other operating expense                            1,243              1,062                 2,254               1,976
                                                 ---------          ---------             ---------           ---------
     Total G & A expenses                            6,342              5,381                12,298              10,222
ORE expense, net of ORE income                         125                 77                   307                 150
Amortization of premium on deposits                    123                123                   245                 205
                                                 ---------          ---------             ---------           ---------
     Total noninterest expenses                      6,590              5,581                12,850              10,577
                                                 ---------          ---------             ---------           ---------
Income before negative goodwill
   accretion and income taxes                        2,063              1,428                 3,966               2,664
Negative goodwill accretion                              -                676                     -               1,352
                                                 ---------          ---------             ---------           ---------
Income before income taxes                           2,063              2,104                 3,966               4,016
Income tax provision                                   794                368                 1,493                 757
                                                 ---------          ---------             ---------           ---------
NET INCOME                                       $   1,269          $   1,736             $   2,473           $   3,259
                                                 =========          =========             =========           =========
PER SHARE DATA:
   Net income per common and
   common equivalent share                       $     .26          $     .41             $     .50           $     .78
                                                 =========          =========             =========           =========
   Weighted average common and common
   equivalent shares outstanding                 4,953,790          4,187,722             4,953,674           4,170,014
                                                 =========          =========             =========           =========



 The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                 THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                  Perpetual Preferred                                                       Net Unrealized
                                   Convertible Stock           Common Stock                                 Gains (Losses)
                                  -------------------     --------------------                               on Available
                                  Shares                  Shares                   Capital       Retained      for Sale
                                  Issued       Amount     Issued        Amount     Surplus       Earnings     Securities       Total
                                  ------       ------     ------        ------     -------       --------     ----------       -----


BALANCE, DECEMBER 31, 1994        75,000      $1,500     3,380,337      $6,761     $19,139       $ 8,819         $(54)       $36,165

 Net income                            -           -             -           -           -         5,773            -          5,773

 Net unrealized gains on
  available-for-sale securities        -           -             -           -           -             -           62             62

 Issuance of common stock              -           -       800,000       1,600       7,537             -            -          9,137

 Proceeds from exercise of
  stock options                        -           -         3,170           6          23             -            -             29

 Dividends on preferred
  stock                                -           -             -           -           -             -         (263)         (263)
                                  ------      ------     ---------      ------     -------       -------         -----       -------

BALANCE, DECEMBER 31, 1995        75,000      $1,500     4,183,507      $8,367     $26,699       $14,329         $  8        $50,903

 Net income for the six
  months ended June 30,
  1996                                 -           -             -           -           -         2,473            -          2,473

 Net unrealized losses on
  available-for-sale securities        -           -             -           -           -             -          (30)          (30)

 Dividends on preferred
  stock                                -           -             -           -           -          (132)           -          (132)
                                  ------      ------     ---------      ------     -------       -------          ---        -------

BALANCE, JUNE 30, 1996            75,000      $1,500     4,183,507      $8,367     $26,699       $16,670          (22)       $53,214
                                  ======      ======     =========      ======     =======       =======          ===        =======






 The accompanying notes are an integral part of these consolidated statements.

                         REPUBLIC BANK AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      For the Three Months Ended               For the Six Months Ended
                                                   --------------------------------       ---------------------------------
                                                   June 30, 1996      June 30, 1995       June 30, 1996       June 30, 1995
OPERATING ACTIVITIES:                               (unaudited)        (unaudited)         (unaudited)         (unaudited)
                                                   -------------      -------------       -------------       -------------

  Net income                                        $   1,269           $  1,524          $    2,473            $  3,259
  Reconciliation of net income to net cash
  provided by (used in):
   Provision for losses on loans and ORE                  720                540               1,350               1,080
   Depreciation and amortization, net                     (37)                32                (103)                (29)
   Amortization of premium and accretion
    of fair value                                         167               (550)                298              (1,700)
   (Gain) on sale of investment securities                  -                  -                  (4)                  -
   (Gain) on sale of loans                               (192)                 -                (192)                  -
   (Gain) loss on sale of ORE                            (129)                (1)               (119)                 12
   Capitalization of mortgage servicing                   405                  -                 420                   -
   Net (increase) decrease in other assets              5,172             (1,360)                 95              (1,087)
   Net increase (decrease) in other liabilities          (115)               637                (764)                840
                                                    ---------           --------          ----------            --------
    Net cash provided by (used in)
      operating activities                              7,260                822               3,454               4,549
                                                    ---------           --------          ----------            --------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest bearing
   deposits in banks                                       (6)                 -                 (15)                  -
  Proceeds from sales & maturities of:
  Investment securities held to maturity                    -              5,000               7,000              11,000
  Investment securities available for sale             22,000                  -              47,006                   -
  Purchase of securities available for sale           (13,727)                 -             (31,757)                  -
  Purchase of securities held to maturity                   -                  -                   -                (358)
  Principal repayment on mtg. backed securities           710                  -               1,459                   -
  Purchase of FHLB stock                                    -             (2,247)             (1,290)             (2,247)
  Net increase in loans                               (25,386)           (82,154)            (35,535)            (98,243)
  Purchase of premises and equipment                     (406)            (3,795)               (612)             (4,549)
  Proceeds from sale of ORE                             1,415                968               1,674               2,213
  (Investments) disposals in other real estate
    owned (net)                                             -                 57                   -                  79
                                                    ---------           --------          ----------            --------
   Net cash provided by (used in) investing
    activities                                        (15,400)           (82,171)            (12,070)            (92,105)
                                                    ---------           --------          ----------            --------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                  23,854             87,052              22,832             124,784
  Net increase (decrease) in repurchase
   agreements                                           7,737                220               9,081               1,010
  Proceeds from issuance of common stock                    -                  3                   -               9,157
  Dividends on perpetual preferred stock                  (66)               (66)               (132)               (132)
                                                    ---------           --------          ----------            --------
   Net cash provided by
    (used in) financing activities                     31,525             87,209              31,781             134,819
                                                    ---------           --------          ----------            --------
Net increase (decrease) in cash and
 cash equivalents                                      23,385              5,860              23,165              47,263
Cash and cash equivalents, beginning
 of period                                             34,207             38,701              34,427              38,701
                                                    ---------           --------          ----------            --------
Cash and cash equivalents, end
 of period                                          $  57,592           $ 44,561          $   57,592            $ 85,964
                                                    =========           ========          ==========            ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-
     Interest                                       $   9,180           $  6,028          $   16,048            $ 13,632
     Income taxes                                       1,373                266               2,238               1,066


  The accompanying notes are an integral part of these consolidated statements

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                Quarters Ending
                                                             -------------------------------------------------------
                                                             June 1996      Mar. 1996      Dec. 1995      Sept. 1995
                                                             ---------      ---------     ----------      ----------
OPERATING DATA:
 Interest income                                            $    15,937    $    15,862    $    15,901     $   14,842
 Interest expense                                                 7,822          7,927          8,051          7,794
                                                            -----------    -----------    -----------     ----------
 Net interest income                                              8,115          7,935          7,850          7,048
 Loan loss provision                                                450            450            275            330
                                                            -----------    -----------    -----------     ----------
 Net interest income after loan loss provision                    7,665          7,485          7,575          6,718
 Noninterest income                                                 988            678            747            647
 General and administrative ("G&A") expenses                      6,342          5,955          6,388          5,509
 Other noninterest expense                                          248            305             (6)           389
                                                            -----------    -----------    -----------     ----------
 Net income before income taxes & goodwill accretion              2,063          1,903          1,940          1,467
 Accretion of negative goodwill                                       -              -              -            225
                                                            -----------    -----------    -----------     ----------
 Net income before income taxes                                   2,063          1,903          1,940          1,692
 Income tax provision                                               794            699            694            424
                                                            -----------    -----------    -----------     ----------
 Net income                                                 $     1,269    $     1,204    $     1,246     $    1,268
                                                            ===========    ===========    ===========     ==========

PER SHARE DATA (FULLY-DILUTED):
 Earnings per share before goodwill accretion               $       .26    $       .25    $       .25     $      .21
 Effect of negative goodwill accretion                                -              -              -            .05
                                                            -----------    -----------    -----------     ----------
 Earnings per share after goodwill accretion                $       .26    $       .25    $       .25     $      .26
                                                            ===========    ===========    ===========     ==========
 Weighted average shares outstanding                          4,953,790      4,953,229      4,954,555      4,961,541

BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                               $   835,005    $   802,363    $   801,995     $  758,739
 Investment securities                                           44,047         51,481         64,801         47,635
 Loans, net of unearned income                                  698,240        676,658        669,416        633,908
 Allowance for loan losses                                       14,608         14,746         14,910         14,641
 Deposits                                                       765,936        742,082        743,105        703,237
 Negative goodwill                                                    -              -              -              -
 Stockholders' equity                                            53,214         52,047         50,903         49,706

SELECTED FINANCIAL RATIOS:
 Return on average assets                                           .63%           .60%           .62%           .66%
 Return on average assets before goodwill accretion                 .63            .60            .62            .54
 Return on average equity                                          9.93           9.57          10.07          10.45
 Return on average equity before goodwill accretion                9.93           9.57          10.07           8.59
 Net interest spread                                               3.92           3.84           3.84           3.59
 Net interest margin                                               4.21           4.15           4.17           3.91
 G&A expense to average assets                                     2.98           2.96           3.22           2.89
 G&A efficiency ratio                                             69.68          68.84          74.30          71.59
 Non-accrual loans to total loans                                  2.24           2.24           2.02           2.43
 Nonperforming assets to total assets                              3.13           3.02           2.93           3.19
 Allowance for loan loss to total loans                            2.09           2.18           2.23           2.31
 Allowance for loan loss to non-performing loans                  85.06          96.47          90.47          84.53
 Tier 1 (leverage) capital ratio                                   6.03           6.13           6.00           6.21
 Tier 1 risk-based capital ratio                                   9.18           9.19           9.17           9.22
 Total risk based capital ratio                                   10.40          10.40          10.30          10.17

OTHER DATA (AT PERIOD-END):
 Number of branch offices                                            32             32             32             32
 Number of full-time equivalent employees                           528            432            418            403
- - ---------------------------------------------


                                       SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                                          EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Quarters Ending
                                                              -------------------------------------------------------
                                                              June 1995      Mar. 1995      Dec. 1994     Sept. 1994
                                                              ---------      ---------      ---------     ----------
OPERATING DATA:
  Interest income                                            $   14,629     $   12,490     $   11,237     $    9,915
  Interest expense                                                7,776          6,378          5,133          4,363
                                                             ----------     ----------     ----------     ----------
  Net interest income                                             6,853          6,112          6,104          5,552
  Loan loss provision                                               540            540            600            600
                                                             ----------     ----------     ----------     ----------
  Net interest income after loan loss provision                   6,313          5,572          5,504          4,952
  Noninterest income                                                696            701            488            848
  G&A expenses                                                    5,381          4,880          4,388          4,053
  Other noninterest expense                                         200            156             95            344
                                                             ----------     ----------     ----------     ----------
  Net income before income taxes & goodwill accretion             1,428          1,237          1,509          1,403
  Accretion of negative goodwill                                    676            676            676            676
                                                             ----------     ----------     ----------     ----------
  Net income before income taxes                                  2,104          1,913          2,185          2,079
  Income tax provision                                              368            389            120            248
                                                             ----------     ----------     ----------     ----------
  Net income                                                 $    1,736     $    1,524     $    2,065     $    1,831
                                                             ==========     ==========     ==========     ==========

PER SHARE DATA (FULLY-DILUTED):
  Earnings per share before goodwill accretion               $      .25     $      .20     $      .34     $      .28
  Effect of negative goodwill accretion                             .16            .17            .16            .16
                                                             ----------     ----------     ----------     ----------
  Earnings per share after goodwill accretion                $      .41     $      .37     $      .50     $      .44
                                                             ==========     ==========     ==========     ==========
  Weighted average shares outstanding                         4,187,722      4,147,418      4,143,518      4,145,902

BALANCE SHEET DATA (AT PERIOD-END):
  Total assets                                               $  764,072     $  715,178     $  626,445     $  586,180
  Investment securities                                          49,823         35,231         40,271         47,445
  Loans, net of unearned income                                 599,964        605,176        516,335        459,517
  Allowance for loan losses                                      14,543         14,723          7,065          5,319
  Deposits                                                      708,676        670,941        583,885        544,634
  Negative goodwill                                                 225            902          1,578          2,254
  Stockholder's equity                                           48,502         37,660         36,165         34,138

SELECTED FINANCIAL RATIOS:
  Return on average assets                                          .92%           .91%          1.35%          1.30%
  Return on average assets before goodwill accretion                .56            .51            .91            .82
  Return on average equity                                        18.33          17.13          23.85          22.20
  Return on average equity before goodwill accretion              11.22           9.53          16.04          14.00
  Net interest spread                                              3.58           3.66           4.06           3.99
  Net interest margin                                              3.83           3.86           4.29           4.23
  G&A expense to average assets                                    2.84           2.87           2.86           2.88
  G&A efficiency ratio                                            71.27          71.32          65.06          62.46
  Non-accrual loans to total loans                                 2.21           1.87           2.51           2.65
  Nonperforming assets to total assets                             2.83           3.18           3.59           3.70
  Allowance for loan loss to total loans                           2.42           2.43           1.37           1.16
  Allowance for loan loss to non-performing loans                 99.54          98.93          53.36          41.28
  Tier 1 (leverage) capital ratio                                  6.02           5.17           5.66           5.69
  Tier 1 risk-based capital ratio                                  9.28           7.73           8.39           8.86
  Total risk-based capital ratio                                  10.18           8.60           9.60           9.72

OTHER DATA (AT PERIOD-END):
  Number of branch offices                                           28             28             21             19
  Number of full-time equivalent employees                          366            351            300            255
- - -----------------------------------------------------


                      [This page intentionally left blank]

                           REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Organization

Republic Bancshares, Inc. (the "Company") is a bank holding company organized in March 1996 under the laws of the State of Florida for the purpose of becoming the holding company for Republic Bank (the "Bank"). In connection with the reorganization which resulted in the Company becoming the holding company for the Bank, the Company became the owner of all of the outstanding capital stock of the Bank. The Company does not currently conduct any activities other than its ownership and operation of the Bank.

The Bank is a state-chartered, federally-insured commercial bank organized in 1972 providing a full range of retail and commercial banking products and related financial services. The Bank's headquarters are in St. Petersburg, Florida. Its principal business is attracting checking, savings and time deposits from the public and general business customers and using these deposits to originate residential mortgages, commercial real estate mortgages, business loans, and consumer loans. The Bank operates through 32 branch banking offices located in Pasco, Pinellas, Manatee and Sarasota counties and is currently the largest independent financial institution headquartered on the west coast of Florida. There are also three residential and two commercial loan production offices on Florida's west coast and one residential production office in Boston, Massachusetts.

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Bank's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Bank is not expected to be material.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Bank's Annual Report for the year ended December 31, 1995, filed with the Federal Deposit Insurance Corporation on Form F-2. The results of the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

2.    LOANS:

Loans at June 30, 1996 and December 31, 1995, are summarized as follows (in thousands):

                                                                             June 30,                     December 31,
                                                                               1996                          1995
                                                                              ------                        ------
   Real estate mortgage loans:
      One-to-four family residential                                         $403,646                      $388,221
      Multifamily residential                                                  68,243                        75,127
      Commercial real estate                                                  167,458                       153,193
      Construction/land development                                            20,890                        13,974
   Commercial loans                                                            27,352                        29,687
   Consumer loans                                                               8,945                         6,847
   Other loans                                                                  1,706                         2,367
                                                                             --------                      --------
      Total loans                                                             698,240                       669,416
   Less-allowance for loan losses                                             (14,608)                      (14,910)
                                                                             --------                      --------
      Net loans                                                              $683,632                      $654,506
                                                                             ========                      ========

As of June 30, 1996, the Bank had one-to-four family residential mortgage loans with a weighted average interest rate of 8.28% which were available for sale with a carrying amount of $21,202,000 and a market value of approximately $21,140,000. The carrying value of loans available for sale as of December 31, 1995 approximated their market value of $4,711,000 and had a weighted average interest rate of 7.47%. Mortgage loans serviced for others as of June 30, 1996 and December 31, 1995 were $70,220,000 and $39,951,000, respectively.

3.    ALLOWANCES FOR LOSSES:

Allowance for Loan Losses:
The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses are charged to the allowance for loan losses and recoveries are credited to the allowance. The Company's allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

As part of the risk assessment for loans purchased in December 1993 from CrossLand Savings, FSB ("Crossland"), and for loans purchased during 1994, 1995 and 1996, management allocated a portion of the discount on such loan purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. Amounts added to the allowance for loan losses resulting from discount allocation are available to absorb potential losses only for those purchased loans and are not available for losses from other loans. To the extent that losses in certain pools or portfolios of loans exceed the allowance for loan losses and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then current period.

As of June 30, 1996 and December 31, 1995, approximately $9,158,000 and $10,249,000 of the allowance had arisen through an allocation of discounts on purchased loans. Additionally, as of June 30, 1996 and December 31, 1995, the balance of loan discounts available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4,201,000 and $4,561,000, respectively.

Loans on which interest was not being accrued totaled approximately $15,256,000 and $14,504,000 at June 30, 1996 and December 31, 1995, respectively. Loans past due 90 days or more and still accruing interest at June 30, 1996 and December 31, 1995, totaled approximately $1,504,000 and $1,876,000, respectively.

Changes in the allowance for loan losses were as follows (in thousands):

                                                                           For the Six Months Ended June 30,
                                                                              1996                    1995
                                                                              ----                    ----
Balance, beginning of period                                               $ 14,910                $  7,065
   Provision for loan losses                                                    900                   1,080
   Discount on purchased loans allocated
      to (from) allowance for loan losses                                       (29)                  7,214
   Loans charged off                                                         (1,296)                 (1,134)
   Recoveries of loans charged off                                              123                     318
                                                                           --------                --------
Balance, end of period                                                     $ 14,608                $ 14,543
                                                                           ========                ========

Allowance for Losses on Other Real Estate ("ORE"):
The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken when the related real estate is sold at a loss. For the six months ended June 30, 1996, the Company had recorded a provision expense for losses on ORE of $450,000 which was included in the Company's statement of operations in the line item captioned ORE expense, net of ORE income. Also included in this line item were gains on sale of ORE amounting to $119,000 for the first six months of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 1996 AND DECEMBER 31, 1995

Overview
Total assets were $835,005,000 at June 30, 1996 and $801,995,000 at December 31, 1995, an increase of $33,010,000 or 4.1%. Total deposits increased by $22,831,000 from $743,105,000 at year-end 1995 to $765,936,000. Total loans increased by $28,824,000 from $669,416,000 at the end of the prior year to $698,240,000 at the end of the second quarter.

Investment and Mortgage-Backed Securities
Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $44,047,000 at June 30, 1996 compared to $64,801,000 at December 31, 1995, a decrease of $20,754,000. During the first six months of 1996 management permitted the amount in this category to decline by allowing maturities and sales to exceed purchases. Federal funds sold, all on an overnight basis, increased by $20,379,000 from $14,621,000 at the prior year-end to $35,000,000 at June 30, 1996. The Company has recorded its investment and mortgage-backed securities categorized as "available for sale" at their period end market value. The market value of the Company's investment and mortgage-backed securities which were categorized as "held to maturity" exceeded their cost by $126,000.

Loans
Total loans increased $28,824,000 from $669,416,000 at the prior year-end to $698,240,000 at June 30, 1996. One-to-four family residential loans increased by $15,425,000 primarily due to the expansion of the Company's residential loan production capability. The amount in this category at June 30, 1996 included $21,202,000 which the Company holds for sale to prospective investors. Commercial real estate loans increased $14,265,000 to $167,458,000 while multi-family residential loans decreased $6,884,000. Consumer loans increased $2,098,000 and commercial (business) and other loans declined slightly.

Allowance for Loan Losses
The allowance for loan losses amounted to $14,608,000 at June 30, 1996 (2.09% of total loans) compared to $14,910,000 at December 31, 1995. At June 30, 1996, the allowance for loan losses included $6,072,000 allocated to the Bank's largest loan purchase made in March 1995 (the "March 1995 Purchase"), $1,139,000 allocated to loans purchased from CrossLand, $1,937,000 allocated to other loan purchases, and $5,460,000 allocated to loans originated by the Company. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity to the allowance in 1996 included provisions for loan losses of $900,000 (based generally on the growth in the loan portfolio), loan charge-offs (net of recoveries) of $1,173,000, and $29,000 allocated to loan discounts. The net charge-off amount for the period included $730,000 assessed against the allowance for loan losses on loans allocated to the March 1995 Purchase as properties securing certain nonperforming loans allowance in that purchase were acquired through foreclosure and recorded at their fair value.

Nonperforming Assets
Nonperforming assets amounted to $26,135,000 or 3.13% of total assets at June 30, 1996, as compared to $23,494,000 or 2.93% of total assets at December 31, 1995. Nonperforming loans totaled $16,760,000 at the end of the second quarter, an increase of $1,330,000 from the prior year-end total of $15,430,000. This increase was primarily the result of loans totaling $1,563,000 in process of renewal which became 90 days past due at June 30, 1996. Other real estate increased by $1,311,000 from $8,064,000 at the end of the prior year to $9,375,000 at the end of the second quarter. The increase was the result of acquiring through foreclosure properties securing residential loans purchased at substantial discounts from their face value.

Deposits
Total deposits were $765,936,000 at June 30, 1996, compared to $743,105,000 at the prior year-end, an increase of $22,831,000. Retail checking balances increased by $7,768,000 and passbook savings accounts offered to higher-balance customers at a premium rate of 5.00% increased by $87,810,000. Certificates of deposit declined by $66,114,000.

Stockholders' Equity
Stockholders' equity was $53,214,000 at June 30, 1996, or 6.37% of total assets compared to $50,903,000 or 6.35% of total assets at December 31, 1995. At June 30, 1996, the Bank's Tier 1 ("Leverage") Capital ratio was 6.03%, its Tier 1 Risk-Based Capital ratio was 9.18%, and its Total Risk-Based Capital ratio was 10.40%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

Overview
Net income for the three months ended June 30, 1996 was $1,269,000 or $.26 per share compared to net income before negative goodwill accretion of $1,060,000 or $.25 per share for the second quarter of 1995. When the negative goodwill is included in 1995 results, net income amounted to $1,736,000 or $.41 per share. Return on average assets for the second quarter of 1996 was .63% compared to .56% for the second quarter of 1995 (.92% including negative goodwill accretion), while return on average equity was 9.93% compared to 11.22% (18.33% including negative goodwill accretion).

Analysis of Net Interest Income (see table on page 12)
Net interest income for the second quarter of 1996 was $8,115,000 compared to $6,853,000 for 1995. This $1,262,000 or 18.4% increase was the result of $381,000 from an improved net interest spread and $881,000 in additional income from balance sheet growth. Interest income was $15,937,000 for 1996, an increase of $1,308,000 over 1995 while interest expense increased only by $46,000. Average asset yield increased 16 basis points from 8.20% for the second quarter of 1995 to 8.36% for 1996. During this period of improved asset yield, the average cost of interest-bearing liabilities declined 19 basis points from 4.63% to 4.44%. As a result, net interest spread increased 35 basis points from 3.57% for 1995 to 3.92% for 1996 and net interest margin, which includes the benefit of noninterest bearing funds, increased 39 basis points from 3.82% for 1995 to 4.21% for 1996.

Noninterest Income
Noninterest income for the second quarter of 1996 was $988,000 compared to $696,000 for the same period of 1995, an increase of $292,000. Service fees on deposit accounts increased $49,000 and loan service fees increased $58,000.
Net gains on mortgage banking activities, consisting of gains on sale of loans and recognition of the value of originated mortgage servicing rights ("OMSR's"), increased $259,000, primarily from the operation of Flagship and Capital Mortgage. The prior year had included $110,000 in merchant charge card processing fees, a program which has been discontinued.

The following table reflects the components of noninterest income for the three months ended June 30, 1996 and 1995 (in thousands):

                                                                     For the Three Months
                                                                        Ended June 30,
                                                        ------------------------------------------------
                                                                                              Increase
                                                         1996               1995             (Decrease)
                                                        ------             ------            -----------

Service charges on deposit accounts                    $ 378               $ 329               $  49
Loan fee income                                          139                  81                  58
Merchant charge card processing fees                       0                 110                (110)
Gains on sales of loans                                  258                   5                 253
Other income                                             213                 171                  42
                                                       -----               -----               -----


Total noninterest income                               $ 988               $ 696               $ 292
                                                       =====               =====               =====

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended June 30, 1996 and 1995 (in thousands):

                                                               Three Months Ended June 30,
                                      -------------------------------------------------------------------------
                                                      1996                                  1995
                                      -------------------------------------------------------------------------
                                       Average                  Average       Average                  Average
                                       Balance      Interest     Rate         Balance     Interest      Rate
                                       -------      --------    -------       -------     --------     -------
Summary of Average Rates
Interest earning assets:
  Loans, net                         $ 691,755     $  14,949      8.60%      $ 608,164   $  13,185       8.66%
  Investment securities                 23,477           312      5.34          32,501         361       4.44
  Mortgage backed securities            20,198           333      6.59           5,878          75       5.12
  Interest bearing deposits in banks       143             -       .42             364           7       7.62
  FHLB stock                             4,830            87      7.25           3,540          65       7.38
  Federal funds sold                    19,090           256      5.31          61,705         936       6.00
                                     ---------     ---------                 ---------   ---------
  Total interest-earning assets        759,493        15,937      8.36         712,152      14,629       8.20
  Non interest-earning assets           46,242                                  44,184
                                     ---------                               ---------
  Total assets                       $ 805,735                               $ 756,336
                                     =========                               =========
Interest-bearing liabilities:
  Interest checking                  $  82,549           232      1.13       $  67,122         280       1.67
  Savings                              135,513         1,349      4.01          87,605         786       3.59
  Money market                          36,688           206      2.26          75,199         615       3.28
  Time deposits                        443,322         5,906      5.36         440,857       6,072       5.52
  FHLB advances                          3,846            52      5.39               -           -       -
  Other borrowings                       6,494            77      4.79           3,249          23       2.92
                                     ---------     ---------                 ---------   ---------
  Total interest-bearing liabilities   708,412         7,822      4.44         674,032       7,776       4.63
  Non interest-bearing liabilities      46,076                                  44,427
  Stockholders' equity                  51,247                                  37,877
                                     ---------                               ---------
  Total liabilities and equity       $ 805,735                               $ 756,336
                                     =========                               =========
Net interest income/net interest spread            $   8,115      3.92%                  $   6,853       3.57%
                                                   =========      ====                   =========       ====
Net interest margin                                               4.21%                                  3.82%
                                                                  ====                                   ====

                                                    Increase (Decrease) Due to (1)
                                                    ------------------------------
Changes in Net Interest Income                      Volume              Rate              Total
                                                    ------              ----              -----
Interest earning assets:
  Loans, net                                        $ 1,729           $    35            $ 1,764
  Investment securities                                 (69)               20                (49 )
  Mortgage backed securities                            230                28                258
  Interest bearing deposits in banks                     (3)               (4)                (7 )
  FHLB stock                                             23                (1)                22
  Federal funds sold                                   (584)              (96)              (680 )
                                                    -------           -------            -------
   Total change in interest income                    1,326               (18)             1,308
Interest-bearing liabilities:
    Interest checking                                    56              (104)               (48 )
    Savings                                             538                25                563
    Money market                                       (255)             (154)              (409 )
    Time deposits                                        26              (192)              (166 )
    FHLB advances                                        52                 -                 52
    Other borrowings                                     28                26                 54
                                                   --------           -------            -------
    Total change in interest expense                    445              (399)                46
                                                   --------           -------            -------
Increase (decrease) in net interest income         $    881           $   381            $ 1,262
                                                   ========           =======            =======

- - ------------------------


(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Expense

General and administrative ("G & A") expenses for 1996 were $6,343,000 compared to $5,382,000, an increase of $961,000. Total noninterest expenses, which include G & A expense, were $6,591,000 for the first quarter of 1996 compared to $5,582,000 for the same period last year, an increase of $1,009,000. Two of the major factors causing the expense increase were a full year's effect of the additional personnel and other operating costs related to the thirteen new branches opened in 1995 which accounted for $300,000 of the increase and a $270,000 provision for ORE losses in 1996.

The following table reflects the components of noninterest expense for the three months ended June 30, 1996 and 1995 (in thousands):

                                                                      For the Three Months
                                                                          Ended June 30,
                                                      ---------------------------------------------------
                                                                                            Increase
                                                       1996                1995            (Decrease)
                                                      ------              ------           ----------

Salaries and benefits                                $ 3,374             $ 2,876             $   498
Net occupancy expense                                  1,025                 742                 283
Advertising                                              123                  95                 28
Data processing fees                                     313                 235                 78
FDIC and state assessments                               264                 371                (107)
Other operating expense                                1,243               1,062                 181
                                                     -------             -------             -------
G & A expenses                                         6,342               5,381                 961
ORE expense, net of ORE income                           125                  77                  48
Amortization of premium on deposits                      123                 123                   0
                                                     -------             -------             -------
Total noninterest expense                            $ 6,590             $ 5,581             $ 1,009
                                                     =======             =======             =======


COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Overview

Net income for the six months ended June 30, 1996 was $2,473,000 or $.50 per share compared to $3,259,000 or $.78 per share for the second quarter of 1995 which included the benefit of negative goodwill accretion. When the negative goodwill is excluded from 1995 results, net income amounted to $1,907,000 or $.46 per share. Return on average assets for the first six months of 1996 was
 .62% compared to .91% for the same period of 1995 (.54% excluding negative goodwill accretion), while return on average equity was 9.76% compared to 17.77% (10.40% excluding negative goodwill accretion).

Analysis of Net Interest Income (see table on page 14)

Net interest income for the first six months of 1996 was $16,050,000 compared to $12,964,000 for 1995. This $3,086,000 or 23.8% increase was the result of $2,486,000 in additional income from balance sheet growth and $128,000 from an increased net interest spread. Interest income was $31,799,000 for 1996, an increase of $4,679,000 over 1995. During the same period interest expense increased by $1,593,000 from $14,156,000 for 1995 to $15,749,000 for 1996.
Average asset yield increased 27 basis points from 8.09% for 1995 to 8.36% for 1996 and average earning assets increased $86,630,000. During this same period the average cost of interest-bearing liabilities increased only 1 basis point from 4.48% to 4.49%. Net interest spread increased 26 basis points from 3.61% for 1995 to 3.87% for 1996 and net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.83% for 1995 to 4.18% for 1996.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the six months ended June 30, 1996 and 1995 (in thousands):

                                                                     Six Months Ended June 30,
                                            -------------------------------------------------------------------------
                                                            1996                                    1995
                                            -----------------------------------   -----------------------------------
                                            Average                    Average    Average                    Average
                                            Balance      Interest       Rate      Balance        Interest     Rate
                                            -------      --------     -------     -------        --------   ---------
Summary of Average Rates
Interest earning assets:
  Loans, net                              $ 684,597     $  29,727       8.64%    $ 575,735      $  24,544      8.53%
  Investment securities                      27,876           740       5.34        35,030            773      4.44
  Mortgage backed securities                 20,300           624       6.15         2,939             75      5.12
  Interest bearing deposits in banks             93             1       1.17           273              9      6.61
  FHLB stock                                  4,263           154       7.26         2,707            103      7.61
  Federal funds sold                         20,416           553       5.36        54,231          1,616      5.93
                                          ---------     ---------                ---------      ---------
  Total interest-earning assets             757,545        31,799       8.36       670,915         27,120      8.09
  Non interest-earning assets                46,266                                 47,227
                                          ---------                              ---------
  Total assets                            $ 803,811                              $ 718,142
                                          =========                              =========
Interest-bearing liabilities:
  Interest checking                       $  80,699           489       1.22     $  66,091            550      1.68
  Savings                                   117,786         2,274       3.88        93,981          1,697      3.64
  Money market                               37,550           423       2.26        71,665          1,144      3.22
  Time deposits                             462,723        12,387       5.38       402,560         10,713      5.37
  FHLB advances                               1,923            52       5.39             -              -      -
  Other borrowings                            5,426           124       4.63         3,113             52      3.34
                                          ---------     ---------                ---------     ----------
  Total interest-bearing liabilities        706,107        15,749       4.49       637,410         14,156      4.48
  Non interest-bearing liabilities           46,865                                 43,747
  Stockholders' equity                       50,839                                 36,985
                                          ---------                              ---------
  Total liabilities and equity            $ 803,811                              $ 718,142
                                          =========                              =========
Net interest income/net interest spread                 $  16,050       3.87%                   $  12,964      3.61%
                                                        =========       ====                    =========      ====
Net interest margin                                                     4.18%                                  3.83%
                                                                        ====                                   ====

                                                     Increase (Decrease) Due to (1)
                                                     ------------------------------
Changes in Net Interest Income                       Volume             Rate              Total
- - ------------------------------                       ------             ----              -----
Interest earning assets:
  Loans, net                                        $ 4,741           $   442            $ 5,183
  Investment securities                                 (88)               55                (33)
  Mortgage backed securities                            531                18                549
  Interest bearing deposits in banks                     (4)               (4)                (8)
  FHLB stock                                             56                (5)                51
  Federal funds sold                                   (921)             (142)            (1,063)
                                                    -------           -------            -------
   Total change in interest income                    4,315               364              4,679
Interest-bearing liabilities:
    Interest checking                                   109              (170)               (61)
    Savings                                             541                36                577
    Money market                                       (442)             (279)              (721)
    Time deposits                                     1,535               139              1,674
    FHLB advances                                        52                 -                 52
    Other borrowings                                     34                38                 72
                                                    -------           -------            -------
    Total change in interest expense                  1,829              (236)             1,593
                                                    -------           -------            -------
Increase (decrease) in net interest income          $ 2,486           $   128            $ 3,086
                                                    =======           =======            =======





- - ----------------------
(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Income
Noninterest income for the first six months of 1996 was $1,666,000 compared to $1,357,000 for the same period of 1995, an increase of $309,000. Service fees on deposit accounts increased $95,000, loan service fees increased $122,000 and net gains on mortgage banking activities increased $275,000. Other sources of income declined $148,000 because the prior year had included $219,000 in merchant charge card processing fees, a program which has been discontinued.

The following table reflects the components of noninterest income for the six months ended June 30, 1996 and 1995 (in thousands):

                                                                     For the Six Months
                                                                       Ended June 30,
                                                       -----------------------------------------------
                                                                                             Increase
                                                        1996               1995             (Decrease)
                                                     --------             ------            ----------
Service charges on deposit accounts                  $   754             $   659               $    95
Loan fee income                                          264                 142                   122
Merchant charge card processing fees                       0                 219                  (219)
Gains (losses) on sales of loans                         267                   8                   259
Other income                                             381                 329                    52
                                                     -------             -------               -------
Total noninterest income                             $ 1,666             $ 1,357               $   309
                                                     =======             =======               =======



Noninterest Expense

Total noninterest expenses for the first six months of 1996 were $12,850,000 compared to $10,577,000 for the same period last year, an increase of $2,273,000. G & A expenses for 1996, included in the noninterest expense total, were $12,298,000 compared to $10,222,000, an increase of $2,076,000.
The increase was the result of expenses from a full year's operation of the thirteen new branches opened in 1995, increased occupancy costs from the Company's headquarters relocation, and an overall expansion of the Company's loan production capabilities. In 1996 there was a $540,000 provision for losses on ORE included in the line item captioned ORE expense, net of ORE income.

The following table reflects the components of noninterest expense for the six months ended June 30, 1996 and 1995 (in thousands):

                                                                     For the Three Months
                                                                        Ended June 30,
                                                      -----------------------------------------------
                                                                                            Increase
                                                       1996                 1995           (Decrease)
                                                      ------               ------          ----------
Salaries and benefits                               $  6,626              $  5,433          $  1,193
Net occupancy expense                                  2,050                 1,319               731
Advertising                                              203                   238               (35)
Data processing fees                                     631                   498               133
FDIC and state assessments                               534                   758              (224)
Other operating expense                                2,254                 1,976               278
                                                     -------              --------          --------
G & A expenses                                        12,298                10,222             2,076
ORE expense, net of ORE income                           307                   150               157
Amortization of premium on deposits                      245                   205                40
                                                    --------              --------          --------
Total noninterest expense                           $ 12,850              $ 10,577          $  2,273
                                                    ========              ========          ========



PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is party to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operation.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             27.0  Financial Data Schedule (for SEC use only)

          b. Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended June 30, 1996.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       REPUBLIC BANCSHARES, INC.

     Date:    August 9, 1996           By: /s/ John W. Sapanski
          ----------------------           -----------------------
                                           John W. Sapanski
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)



     Date:    August 9, 1996           By: /s/ William R. Falzone
          ----------------------           -----------------------
                                           William R. Falzone
                                           Treasurer (principal financial and
                                           accounting officer)