Form 10-Q/A
period 1996-06-30
REPUBLIC BANCSHARES INC
filed 1996-08-14
CIK 1005501

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

         Earnings per share were $.26 for the second quarter of 1996 compared to $.24 last quarter and $.25 for the second quarter last year. Including the benefit of the negative goodwill, per share earnings for the second quarter of 1995 were $.41. The number of shares used in the calculation increased substantially in 1996 because of the stock offering completed in June of last year. Returns on assets and equity were .63% and 9.93%, respectively, for the second quarter of 1996 compared to .56% and 11.22% (both excluding negative goodwill) for the same period last year. Negative goodwill was fully accreted to income and capital in July 1995.

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
                                                                             ========                      ========

As of June 30, 1996, the Bank had one-to-four family residential mortgage loans with a weighted average interest rate of 8.28% which were available for sale with a carrying amount of $21,202,000 and a market value of approximately $21,807,000. The carrying value of loans available for sale as of December 31, 1995 approximated their market value of $4,711,000 and had a weighted average interest rate of 7.47%. Mortgage loans serviced for others as of June 30, 1996 and December 31, 1995 were $70,220,000 and $39,951,000, respectively.

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

Allowance for Loan Losses
The allowance for loan losses amounted to $14,608,000 at June 30, 1996 (2.09% of total loans) compared to $14,910,000 at December 31, 1995. At June 30, 1996, the allowance for loan losses included $6,072,000 allocated to the Bank's largest loan purchase made in March 1995 (the "March 1995 Purchase"), $1,139,000 allocated to loans purchased from CrossLand, $1,937,000 allocated to other loan purchases, and $5,460,000 allocated to loans originated by the Company. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity to the allowance in 1996 included provisions for loan losses of $900,000 (based generally on the growth in the loan portfolio), loan charge-offs (net of recoveries) of $1,173,000, and $29,000 allocated to loan discounts. The net charge-off amount for the period included $730,000 assessed against the allowance for loan losses on loans allocated to the March 1995 Purchase as properties securing certain nonperforming loans in that purchase were acquired through foreclosure and recorded at their fair value.

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

Noninterest Income
Noninterest income for the first six months of 1996 was $1,666,000 compared to $1,357,000 for the same period of 1995, an increase of $309,000. Service fees on deposit accounts increased $95,000, loan service fees increased $122,000 and net gains on mortgage banking activities increased $259,000. Other sources of income declined $167,000 because the prior year had included $219,000 in merchant charge card processing fees, a program which has been discontinued.

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
                                                     =======             =======               =======



Noninterest Expense

Total noninterest expenses for the first six months of 1996 were $12,850,000 compared to $10,577,000 for the same period last year, an increase of $2,273,000. G & A expenses for 1996, included in the noninterest expense total, were $12,298,000 compared to $10,222,000, an increase of $2,076,000.
The increase was the result of expenses from a full year's operation of the thirteen new branches opened in 1995, increased occupancy costs from the Company's headquarters relocation, and an overall expansion of the Company's loan production capabilities. In 1996 there was a $450,000 provision for losses on ORE included in the line item captioned ORE expense, net of ORE income.

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