Form 10-Q
period 1996-09-30
REPUBLIC BANCSHARES INC
filed 1996-11-14
CIK 1005501

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark one)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               4,183,507 shares outstanding
Common stock, par value $2.00 per share            at October 31, 1996
---------------------------------------            -------------------

                           REPUBLIC BANCSHARES, INC.


                                     INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                     ----
              Consolidated Balance Sheets - September 30, 1996 (unaudited)
               and December 31, 1995  ...............................................................................   1

              Consolidated Statements of Operations -
               Three month and nine month periods
               ended September 30, 1996 and 1995 (all unaudited)  ...................................................   2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1995 and
               nine months ended September 30, 1996 (unaudited)   ...................................................   3

              Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1996 and 1995 (all unaudited)  .......................................   4

              Notes to Consolidated Financial Statements (unaudited)  ............................................... 6-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

              Selected Quarterly Financial and Other Data (unaudited)   .............................................8-10

              Comparison of Financial Condition - September 20, 1996 and
               December 31, 1995  ...................................................................................  11

              Comparison of Results of Operations:

                  Three Months ended September 30, 1996 and 1995  ...................................................  12

                  Nine Months ended September 30, 1996 and 1995   ...................................................  14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS   .......................................................................................  17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  .........................................................................  17

SIGNATURES  .........................................................................................................  18

                           REPUBLIC BANCSHARES, INC.
     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                      ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                        September 30,      December 31,
ASSETS                                                                                      1996               1995
                                                                                        -------------      ------------
                                                                                         (unaudited)
Cash and due from banks                                                                   $ 23,417           $ 19,806
Interest bearing deposits in banks                                                              15                  2
Investment securities:
  Held to maturity                                                                           1,545              7,015
  Available for sale                                                                        22,878             38,147
Mortgage-backed securities:
  Held to maturity                                                                          17,850             17,112
  Available for sale                                                                         3,892              2,527
FHLB stock                                                                                   4,830              3,540
Federal funds sold                                                                          30,500             14,621
Loans held for sale                                                                         22,901              4,711
Loans, net of allowance for loan losses  (Notes 2 and 3)                                   684,215            649,795
Premises and equipment, net                                                                 19,205             18,991
Other real estate owned:
  Acquired through foreclosure, net                                                          8,644              8,064
  Held for investment                                                                            -              2,498
Other assets                                                                                12,586             15,166
                                                                                          --------           --------
       Total assets                                                                       $852,478           $801,995
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits-
     Noninterest-bearing checking                                                         $ 48,260           $ 45,641
     Interest checking                                                                      80,127             71,592
     Money market                                                                           38,187             38,535
     Savings                                                                               225,868             91,935
     Time deposits                                                                         390,746            495,402
                                                                                          --------           --------
       Total deposits                                                                      783,188            743,105

  Securities sold under agreements to repurchase                                            10,649              3,072
  Other liabilities                                                                          5,708              4,915
                                                                                          --------           --------
       Total liabilities                                                                   799,545            751,092
                                                                                          --------           --------

Stockholders' equity:
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding.  Liquidation preference $6,600
     at September 30, 1996 and December 31, 1995.)                                           1,500              1,500
  Common stock ($2.00 par, 10,000,000 shares authorized and 4,183,507
      shares issued and outstanding at September 30, 1996 and December 31, 1995)             8,367              8,367
  Capital surplus                                                                           26,699             26,699
  Retained earnings                                                                         16,402             14,329
  Net unrealized gains (losses) on available-for-sale securities, net of tax effect            (35)                 8
                                                                                          --------           --------
             Total stockholders' equity                                                     52,933             50,903
                                                                                          --------           --------
             Total liabilities and stockholders' equity                                   $852,478           $801,995
                                                                                          ========           ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 For the Three Months Ended Sept. 30,      For the Nine Months Ended Sept. 30,
                                                 ------------------------------------      -----------------------------------
                                                       1996               1995                    1996             1995
                                                       ----               ----                    ----             ----
                                                            (unaudited)                                (unaudited)
INTEREST INCOME:
  Interest and fees on loans                       $   15,384         $   13,258              $   45,111       $   37,803
  Interest on investment securities                       319                316                   1,059            1,089
  Interest on mortgage-backed
   securities                                             359                317                     983              393
  Interest on federal funds sold                          575                879                   1,128            2,494
  Interest on other investments                            88                 72                     243              183
                                                    ---------          ---------               ---------        ---------
     Total interest income                             16,725             14,842                  48,524           41,962
                                                    ---------          ---------               ---------        ---------

INTEREST EXPENSE:
  Interest on deposits                                  8,313              7,755                  23,886           21,859
  Interest on other borrowings                            142                 39                     318               91
                                                    ---------          ---------               ---------        ---------
     Total interest expense                             8,455              7,794                  24,204           21,950
                                                    ---------          ---------               ---------        ---------
     Net interest income                                8,270              7,048                  24,320           20,012

PROVISION FOR LOAN LOSSES                                 450                330                   1,350            1,410
                                                    ---------          ---------               ---------        ---------
     Net interest income after
     provision for loan losses                          7,820              6,718                  22,970           18,602
                                                    ---------          ---------               ---------        ---------

NONINTEREST INCOME:
  Service charges on deposit accounts                     389                354                   1,143            1,013
  Loan fee income                                         180                 49                     444              192
  Gains on sale of loans                                  332                  3                     599              (10)
  Gain on sale of ORE held for investment               1,207                  -                   1,207                -
  Other operating income                                  212                241                     593              809
                                                    ---------          ---------               ---------        ---------
     Total noninterest income                           2,320                647                   3,986            2,004
                                                    ---------          ---------               ---------        ---------

NONINTEREST EXPENSES:
  General and administrative ("G&A") expenses           6,867              5,508                  19,165           15,731
  SAIF Special Assessment                               2,539                  -                   2,539                -
  Provision for losses on ORE                           1,041                200                   1,491              200
  Other ORE (income) expense                              (47)                67                    (190)             218
  Amortization of premium on deposits                     123                123                     368              327
                                                    ---------          ---------               ---------        ---------
     Total noninterest expenses                        10,523              5,898                  23,373           16,476
                                                    ---------          ---------               ---------        ---------

Income (loss) before negative goodwill accretion         (383)             1,467                   3,583            4,130
   and income taxes
Income taxes (benefit) provision                         (181)               424                   1,311            1,180
                                                    ---------          ---------               ---------        ---------
Income (loss) before negative goodwill accretion         (202)             1,043                   2,272            2,950
Negative goodwill accretion                                 -                225                       -            1,578
                                                    ---------          ---------               ---------        ---------
NET INCOME (LOSS)                                  $     (202)        $    1,268              $    2,272       $    4,528
                                                    =========          =========               =========        =========

PER SHARE DATA:
   Net income (loss) per common and
   common equivalent share                         $     (.04)        $      .26              $      .46       $     1.02
                                                    =========          =========               =========        =========

   Weighted average common and common
   equivalent shares outstanding                    4,951,301          4,961,541               4,952,211        4,442,179
                                                    =========          =========               =========        =========

 The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)
                        (IN THOUSANDS EXCEPT SHARE DATA)



                                 Perpetual Preferred                                                     Net Unrealized
                                  Convertible Stock            Common Stock                              Gains (Losses)
                                 -------------------      ---------------------                           on Available
                                  Shares                   Shares                  Capital      Retained   for Sale
                                  Issued     Amount        Issued       Amount     Surplus      Earnings   Securities    Total
                                 -------     -------      ---------     -------    --------     -------- -------------- --------
BALANCE, DECEMBER 31, 1994        75,000     $ 1,500      3,380,337     $ 6,761    $ 19,139     $  8,819     $  (54)    $ 36,165

 Net income                            -           -              -           -           -        5,773          -        5,773

 Net unrealized gains on
  available-for-sale securities        -           -              -           -           -            -         62           62

 Issuance of common stock              -           -        800,000       1,600       7,537            -          -        9,137

 Proceeds from exercise of
  stock options                        -           -          3,170           6          23            -          -           29

 Dividends on preferred
  stock                                -           -              -           -           -         (263)         -         (263)
                                  ------     -------      ---------     -------    --------     --------     ------     --------

BALANCE, DECEMBER 31, 1995        75,000     $ 1,500      4,183,507     $ 8,367    $ 26,699     $ 14,329     $    8     $ 50,903

 Net income for the nine
  months ended September 30,
  1996                                 -           -              -           -           -        2,272          -        2,272

 Net unrealized losses on
  available-for-sale securities        -           -              -           -           -            -        (43)         (43)

 Dividends on preferred
  stock                                -           -              -           -           -         (198)         -         (198)
                                  ------     -------      ---------     -------    --------     --------     ------     --------

BALANCE, SEPTEMBER 30, 1996       75,000     $ 1,500      4,183,507     $ 8,367    $ 26,699     $ 16,402     $  (35)    $ 52,933
                                  ======     =======      =========     =======    ========     ========     ======     ========




 The accompanying notes are an integral part of these consolidated statements.

                         REPUBLIC BANK AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                       For the Three Months Ended              For the Nine Months Ended
                                                    --------------------------------       ----------------------------------
                                                    Sept. 30, 1996    Sept. 30, 1995       Sept. 30, 1996      Sept. 30, 1995
OPERATING ACTIVITIES:                                 (unaudited)       (unaudited)          (unaudited)         (unaudited)
                                                    --------------    --------------       --------------      --------------
  Net income                                           $   (202)         $  1,268             $  2,271            $   4,528
  Reconciliation of net income to net cash
  provided by (used in):
   Provision for losses on loans and ORE                  1,491               530                2,841                1,610
   Depreciation and amortization, net                      (147)             (120)                (250)                (149)
   Amortization of premium and accretion
    of fair value                                            96                44                  394               (1,656)
   (Gain) on sale of investment securities                   (4)                -                   (8)                   -
   (Gain) on sale of loans                                 (791)                -                 (599)                   -
   (Gain) loss on sale of ORE                            (1,227)               (6)              (1,346)                   6
   Capitalization of mortgage servicing                  (1,634)                -               (1,214)                   -
   Net (increase) decrease in other assets                2,883            (3,863)               2,978               (2,776)
   Net increase (decrease) in other liabilities           2,006                14                1,242                  853
                                                       --------          --------             --------            ---------
    Net cash provided by (used in)
      operating activities                                2,471            (2,133)               6,309                2,416
                                                       --------          --------             --------            ---------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest bearing
   deposits in bank                                           2                 -                  (13)                   -
  Proceeds from sales & maturities of:
  Investment securities held to maturity                      -             3,149                7,000               14,149
  Investment securities available for sale                5,357             3,358               52,363                3,000
  Purchase of securities available for sale              (4,938)                -              (36,695)                   -
  Purchase of securities held to maturity                (1,545)                -               (1,545)                   -
  Principal repayment on mtg. backed securities             916                 -                2,375                    -
  Purchase of FHLB stock                                      -                 -               (1,290)              (2,247)
  Net increase in loans                                 (25,793)
                                                                          (38,529)             (61,712)            (136,772)
  Purchase of premises and equipment                       (685)           (1,398)              (1,297)              (5,947)
  Proceeds from sale of ORE                               4,603               390                6,277                2,603
  (Investments) disposals in other real estate
   owned (net)                                              256               173                  256                  252
                                                       --------          --------             --------            ---------
   Net cash provided by (used in) investing
    activities                                          (21,827)          (32,857)             (34,281)            (124,962)
                                                       --------          --------             --------            ---------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                    17,251            (5,440)              40,083              119,344
  Net increase (decrease) in repurchase
   agreements                                            (1,504)             (884)               7,577                  126
  Proceeds from issuance of common stock                                        -                                     9,157
  Dividends on perpetual preferred stock                    (66)              (66)                (198)               (1988)
                                                       --------          --------             --------            ---------
   Net cash provided by
    (used in) financing activities                       15,681            (6,390)              47,462              128,429
                                                       --------          --------             --------            ---------
Net increase (decrease) in cash and
 cash equivalents                                        (3,675)          (41,380)              19,490                5,883
Cash and cash equivalents, beginning
 of period                                               57,592            85,964               34,427               38,701
                                                       --------          --------             --------            ---------
Cash and cash equivalents, end
 of period                                             $ 53,917          $ 44,584             $ 53,917            $  44,584
                                                       ========          ========             ========            =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-
     Interest                                          $  8,456          $  7,789             $ 24,504            $  21,421
     Income taxes                                         3,507               450                5,745                1,516

  The accompanying notes are an integral part of these consolidated statements

                      [This page intentionally left blank]

                           REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

The Bank is a state-chartered, federally-insured commercial bank organized in 1972 and providing a full range of retail and commercial banking products and related financial services. The Bank's headquarters are in St. Petersburg, Florida. Its principal business is attracting checking, savings and time deposits from the public and general business customers and using these deposits to originate residential mortgages, commercial real estate mortgages, business loans, and consumer loans. The Bank operates through 32 branch banking offices located in Pasco, Pinellas, Manatee and Sarasota counties and is currently the largest independent financial institution headquartered on the west coast of Florida. There are also eleven residential and two commercial loan production offices in Florida and one residential loan production office in Boston, Massachusetts.

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

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Bank's Annual Report for the year ended December 31, 1995, filed with the Federal Deposit Insurance Corporation on Form F-2. The results of the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1996.

2.    LOANS:

Loans at September 30, 1996 and December 31, 1995, are summarized as follows (in thousands):

                                                             Sept. 30,           December 31,
                                                                1996                 1995
                                                             ---------           ------------
   Real estate mortgage loans:
      One-to-four family residential                         $ 401,173            $ 388,221
      Multifamily residential                                   68,145               75,127
      Commercial real estate                                   181,646              153,193
      Construction/land development                             25,954               13,974
   Commercial loans                                             34,096               29,687
   Consumer loans                                                9,408                6,847
   Other loans                                                   1,470                2,367
                                                             ---------            ---------
      Total loans                                              721,892              669,416
   Less-allowance for loan losses                              (14,776)             (14,910)
                                                             ---------            ---------
      Net loans                                              $ 707,116            $ 654,506
                                                             =========            =========

As of September 30, 1996, the Bank had one-to-four family residential mortgage loans with a weighted average interest rate of 7.97% which were available for sale with a carrying amount of $22,901,000 and a market value of approximately $23,636,000. The carrying value of loans available for sale as of December 31, 1995 approximated their market value of $4,711,000 and had a weighted average interest rate of 7.47%. Mortgage loans serviced for others as of September 30, 1996 and December 31, 1995 were $86,717,000 and $39,951,000, respectively.

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

As part of the risk assessment for loans purchased in December 1993 from CrossLand Savings, FSB ("Crossland"), and for loans purchased during 1994, 1995 and 1996, management allocated a portion of the discount on such loan purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. Amounts added to the allowance for loan losses resulting from discount allocation are available to absorb potential losses only for those purchased loans and are not available for losses from other loans. To the extent that losses in certain pools or portfolios of loans exceed the allowance for loan losses and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then current period. As of September 30, 1996 and December 31, 1995, approximately $8,902,000 and $10,249,000 of the allowance had arisen through an allocation of discounts on purchased loans. Additionally, as of September 30, 1996 and December 31, 1995, the balance of loan discounts available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4,054,000 and $4,561,000, respectively. Loans on which interest was not being accrued totaled $16,621,000 and $14,504,000 at September 30, 1996 and December 31, 1995,
respectively. Loans past due 90 days or more and still accruing interest at September 30, 1996 and December 31, 1995, totaled $1,517,000 and $1,876,000, respectively.

Changes in the allowance for loan losses were as follows (in thousands):

                                                             For the Nine Months Ended Sept. 30,
                                                               1996                      1995
                                                               ----                      ----
Balance, beginning of period                                $ 14,910                   $  7,065
   Provision for loan losses                                   1,350                      1,410
   Discount on purchased loans allocated
      to (from) allowance for loan losses                        (29)                     7,240
   Loans charged off                                          (1,657)                    (1,480)
   Recoveries of loans charged off                               202                        405
                                                            --------                   --------
Balance, end of period                                      $ 14,776                   $ 14,640
                                                            ========                   ========

Allowance for Losses on Other Real Estate ("ORE"):

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken when the related real estate is sold at a loss. For the nine months ended September 30, 1996, the Company had recorded a provision expense for losses on ORE of $1,491,000. In the third quarter of 1996, the Company recorded a $1,041,000 provision, principally to reduce the carrying value of a tract of land acquired through foreclosure in 1988 that has been partially developed as a shopping center site. The previous carrying value of the tract approximated the amount realizable upon sale to an end-user. The Company believes that the reduced carrying value of this tract better approximates the amount realizable upon sale to a party other than an end-user. Federal law and regulations require the Company to dispose of this tract by December 31, 1996, however, management has been informed that the regulatory authorities will consider a request for an extension of time and the Company intends upon making application for such extension during the fourth quarter of 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Consolidated Financial Data

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the preceding eight consecutive quarters are derived from unaudited consolidated financial statements. Financial data for those interim periods include all adjustments, consisting of normal accruals, that the Company's management considers necessary for a fair presentation of the Company's financial condition and results of operations for such interim periods.

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 Quarters Ending
                                                              ------------------------------------------------------
                                                              Sept. 1996     June 1996      Mar. 1996      Dec. 1995
                                                              ----------     ---------      ---------      ---------
OPERATING DATA:
 Interest income                                             $   16,725     $   15,937     $   15,862     $   15,901
 Interest expense                                                 8,455          7,822          7,927          8,051
                                                              ---------      ---------      ---------      ---------
 Net interest income                                              8,270          8,115          7,935          7,850
 Loan loss provision                                                450            450            450            275
                                                              ---------      ---------      ---------      ---------
 Net interest income after loan loss provision                    7,820          7,665          7,485          7,575
 Noninterest income                                               1,113            988            678            747
 General and administrative ("G&A") expenses                      6,867          6,342          5,955          6,388
 Other noninterest expense                                        2,449            248            305             (6)
                                                              ---------      ---------      ---------      ---------
 Net income (loss) before income taxes & negative goodwill         (383)         2,063          1,903          1,940
 Accretion of negative goodwill                                       -              -              -              -
                                                              ---------      ---------      ---------      ---------
 Net income before income taxes                                    (383)         2,063          1,903          1,940
 Income tax provision (benefit)                                    (181)           794            699            694
                                                              ---------      ---------      ---------      ---------
 Net income (loss)                                           $     (202)    $    1,269     $    1,204     $    1,246
                                                              =========      =========      =========      =========
PER SHARE DATA (FULLY-DILUTED, NET OF TAX EFFECT):
 Core net income (1)                                         $      .26     $      .29     $      .26     $      .25
 SAIF Special Assessment                                           (.32)             -              -              -
 Provision for losses on ORE                                       (.13)          (.03)          (.02)             -
 Gain on sale of building                                           .15              -              -              -
 Accretion of negative goodwill                                       -              -              -              -
                                                              ---------      ---------      ---------      ---------
 Net income                                                  $     (.04)    $      .26     $      .24     $      .25
                                                              =========      =========      =========      =========
 Weighted average shares outstanding                          4,951,301      4,953,790      4,953,229      4,954,555

BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                $  852,478     $  835,005     $  802,363     $  801,995
 Investment & mortgage backed securities                         46,165         44,047         51,481         64,801
 Loans, net of unearned income                                  721,892        698,240        676,658        669,416
 Allowance for loan losses                                       14,776         14,608         14,746         14,910
 Deposits                                                       783,188        765,936        742,082        743,105
 Negative goodwill                                                    -              -              -              -
 Stockholders' equity                                            52,934         53,214         52,047         50,903
 Tier 1 (leverage) capital ratio                                   5.87 %         6.03 %         6.13 %         6.00 %
 Tier 1 risk-based capital ratio                                   8.79           9.18           9.19           9.17
 Total risk based capital ratio                                   10.03          10.40          10.40          10.30

SELECTED FINANCIAL RATIOS:
 Return on average assets-total                                    (.09)%          .63 %          .60 %          .62 %
 Return on average assets-adjusted (2)                              .65            .63            .60            .62
 Return on average equity-total                                   (1.53)          9.93           9.57          10.07
 Return on average equity-adjusted (2)                            10.47           9.93           9.57          10.07
 Net interest spread                                               3.77           3.92           3.84           3.84
 Net interest margin                                               4.08           4.21           4.15           4.17
 G&A expense to average assets (3)                                 3.24           2.98           2.96           3.22
 G&A efficiency ratio (3)                                         73.19          69.68          68.84          74.30
 Non-accrual loans to total loans                                  2.33           2.24           2.24           2.02
 Nonperforming assets to total assets                              3.14           3.13           3.02           2.93
 Allowance for loan loss to total loans                            2.05           2.09           2.18           2.23
 Allowance for loan loss to non-performing loans                  81.46          85.06          96.47          90.47

OTHER DATA (AT PERIOD-END):
 Number of branch banking offices                                    32             32             32             32
 Number of full-time equivalent employees                           591            534            436            421

--------------------------------------------------------------------------------
(1) Excludes the effect of the non-recurring SAIF Special Assessment, provisions for losses on ORE, the gain on sale of the former headquarters building, and accretion of negative goodwill, where applicable.
(2) Adjusted returns on assets and equity exclude the SAIF Special Assessment and negative goodwill accretion.
(3)   Excludes the SAIF Special Assessment.

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Quarters Ending
                                                              -------------------------------------------------------
                                                              Sept. 1995     June 1995      Mar. 1995       Dec. 1994
                                                              ----------     ---------      ---------       ---------
OPERATING DATA:
  Interest income                                            $   14,842     $   14,629     $   12,490     $   11,237
  Interest expense                                                7,794          7,776          6,378          5,133
                                                              ---------      ---------      ---------      ---------
  Net interest income                                             7,048          6,853          6,112          6,104
  Loan loss provision                                               330            540            540            600
                                                              ---------      ---------      ---------      ---------
  Net interest income after loan loss provision                   6,718          6,313          5,572          5,504
  Noninterest income                                                647            696            701            488
  G&A expenses                                                    5,509          5,381          4,880          4,388
  Other noninterest expense                                         389            200            156             95
                                                              ---------      ---------      ---------      ---------
  Net income before income taxes & negative goodwill              1,467          1,428          1,237          1,509
  Accretion of negative goodwill                                    225            676            676            676
                                                              ---------      ---------      ---------      ---------
  Net income before income taxes                                  1,692          2,104          1,913          2,185
  Income tax provision                                              424            368            389            120
                                                              ---------      ---------      ---------      ---------
  Net income                                                 $    1,268     $    1,736     $    1,524     $    2,065
                                                              =========      =========      =========      =========
PER SHARE DATA (FULLY-DILUTED, NET OF TAX EFFECT):
 Core net income (1)                                         $      .21     $      .25     $      .20     $      .34
 SAIF Special Assessment                                              -              -              -              -
 Provision for losses on ORE                                          -              -              -              -
 Gain on sale of building                                             -              -              -              -
 Accretion of negative goodwill                                     .05            .16            .16            .16
                                                              ---------      ---------      ---------      ---------
 Net income                                                  $      .26     $      .41     $      .36     $      .50
                                                              =========      =========      =========      =========
 Weighted average shares outstanding                          4,961,541      4,187,722      4,147,418      4,143,518

BALANCE SHEET DATA (AT PERIOD-END):
  Total assets                                               $  758,739     $  764,072     $  715,178     $  626,445
  Investment securities                                          47,635         49,823         35,231         40,271
  Loans, net of unearned income                                 633,908        599,964        605,176        516,335
  Allowance for loan losses                                      14,641         14,543         14,723          7,065
  Deposits                                                      703,237        708,676        670,941        583,885
  Negative goodwill                                                   -            225            902          1,578
  Stockholder's equity                                           49,706         48,502         37,660         36,165
  Tier 1 (leverage) capital ratio                                  6.21 %         6.02 %         5.17 %         5.66 %
  Tier 1 risk-based capital ratio                                  9.22           9.28           7.73           8.39
  Total risk-based capital ratio                                  10.17          10.18           8.60           9.60

SELECTED FINANCIAL RATIOS:
  Return on average assets                                          .66 %          .92 %          .91 %         1.35 %
  Return on average assets-adjusted (2)                             .54            .56            .51            .91
  Return on average equity                                        10.45          18.33          17.13          23.85
  Return on average equity-adjusted (2)                            8.59          11.22           9.53          16.04
  Net interest spread                                              3.59           3.58           3.66           4.06
  Net interest margin                                              3.91           3.83           3.86           4.29
  G&A expense to average assets (3)                                2.89           2.84           2.87           2.86
  G&A efficiency ratio (3)                                        71.59          71.27          71.32          65.06
  Non-accrual loans to total loans                                 2.43           2.21           1.87           2.51
  Nonperforming assets to total assets                             3.19           2.83           3.18           3.59
  Allowance for loan loss to total loans                           2.31           2.42           2.43           1.37
  Allowance for loan loss to non-performing loans                 84.53          99.54          98.93          53.36

OTHER DATA (AT PERIOD-END):
  Number of branch offices                                           32             28             28             21
  Number of full-time equivalent employees                          403            366            351            300

--------------------------------------------------------------------------------
(1) Excludes the effect of the non-recurring SAIF Special Assessment, provisions for losses on ORE, the gain on sale of the former headquarters building, and accretion of negative goodwill, where applicable.
(2) Adjusted returns on assets and equity exclude the SAIF Special Assessment and negative goodwill accretion.
(3)   Excludes the SAIF Special Assessment.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

Overview
Total assets of Republic Bancshares, Inc. (the "Company"), the parent company of Republic Bank (the "Bank") were $852,478,000 at September 30, 1996 and $801,995,000 at December 31, 1995, an increase of $50,483,000. Total loans increased by $52,476,000 from $669,416,000 at the end of the prior year to $721,892,000 at the end of the third quarter. Total deposits increased by $40,083,000 from $743,105,000 at year-end 1995 to $783,188,000.

Investment and Mortgage-Backed Securities
Investment and mortgage-backed securities, consisting primarily of U.S. Treasury and federal agency securities, were $46,165,000 at September 30, 1996 compared to $64,801,000 at December 31, 1995, a decrease of $18,636,000. During the first nine months of 1996 management permitted the amount in this category to decline by allowing maturities and sales to exceed purchases. Federal funds sold, all on an overnight basis, increased by $15,879,000 from $14,621,000 at the prior year-end to $30,500,000 at September 30, 1996. The Company has recorded its investment and mortgage-backed securities categorized as "available for sale" at their period-end market value. The market value of the Company's investment and mortgage-backed securities which were categorized as "held to maturity" exceeded their cost by $212,000.

Loans
Total loans increased $52,476,000 from $669,416,000 at prior year-end to $721,892,000 at September 30, 1996. Residential loans, including $27,632,000 in mortgage loans held for sale, increased $10,183,000 to $390,609,000 (54.1% of total loans), while other real estate-secured loans increased $36,220,000. At September 30, 1996, loans secured by first liens on real estate constituted 92.3% of the total loan portfolio. Consumer loans increased $2,561,000 while commercial (business) loans increased $4,409,000.

Allowance for Loan Losses
The allowance for loan losses amounted to $14,776,000 at September 30, 1996 (2.05% of total loans), compared to $14,910,000 at December 31, 1995. The loan portfolio includes purchased loans amounting to $303,366,000 (42.1% of total loans) and the Company has allocated a portion of the discount on those purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. At September 30, 1996, the allowance for loan losses included $5,939,000 allocated to the Company's largest purchase made in March 1995 (the "March Purchase"), $1,128,000 allocated to loans purchased from CrossLand, $1,823,000 allocated to other loan purchases, and $5,886,000 allocated to loans originated by the Bank. Activity to the allowance for loan losses during 1996 included a $1,350,000 provision for loan losses, loan charge-offs (net of recoveries) of $1,455,000 and $29,000 allocated from the allowance for loan losses to loan discounts. The net charge-off amount for the nine month period assessed against the allowance included $827,000 for loans acquired in the March Purchase as properties securing certain nonperforming loans included in that purchase were acquired through foreclosure and recorded at their fair value. Discounts on loan purchases not allocated to the allowance for loan losses amounted to $4,054,000 at September 30, 1996. Such discounts are available to absorb losses on pools of purchased loans should amounts allocated to the allowance prove insufficient.

Nonperforming Assets
Nonperforming assets amounted to $26,782,000 or 3.14% of total assets at September 30, 1996, as compared to $23,494,000 or 2.93% of total assets at December 31, 1995. Nonperforming loans totaled $18,138,000 at the end of the third quarter, an increase of $2,708,000 from the prior year-end total of $15,430,000. This was the result of increases of $1,982,000 in nonperforming commercial real estate loans, and $2,069,000 in nonperforming commercial (business) loans, partially offset by a $1,343,000 decrease in nonperforming residential and consumer loans. Of the net increase, there were three commercial (business) loans totaling $1,464,000 in process of renewal at September 30, 1996. Other real estate acquired through foreclosure increased by $580,000 from $8,064,000 at the end of the prior year to $8,644,000 at the end of the third quarter.

Deposits
Total deposits were $783,188,000 at September 30, 1996, compared to $743,105,000 at the prior year-end, an increase of $40,083,000. Passbook savings accounts offered to higher balance customers at a premium rate of 5.00% increased by $135,887,000 and checking account balances increased $12,661,000 while certificates of deposit declined by $104,656,000.

Stockholders' Equity
Stockholders' equity was $52,993,000 at September 30, 1996, or 6.2% of total assets compared to $50,903,000 or 6.3% of total assets at December 31, 1995.
At September 30, 1996, the Company and the Bank's Tier 1 ("Leverage") Capital ratios were 5.87%, their Tier 1 Risk-Based Capital ratios were 8.79%, and their Total Risk-Based Capital ratios were 10.03%, all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized".

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Overview
A net loss of $202,000 was incurred for the three months ended September 30, 1996 which included a non-recurring, after-tax charge of $1,584,000 caused by the Savings Association Insurance Fund ("SAIF") Special Assessment. Also, during the third quarter, the Company sold its former headquarters building in Clearwater, Florida, classified as ORE held for investment, for an after-tax gain of $753,000 and recorded an after-tax addition to the allowance for losses on ORE of $650,000, principally to reduce the carrying value of a tract of land that has been partially developed as a shopping center site. Excluding these items, net income would have been $1,279,000 or $.26 per share.

Analysis of Net Interest Income (see table on page 13)
Net interest income for the third quarter of 1996 was $8,270,000 compared to $7,048,000 for 1995. This $1,222,000 or 17.3% increase was the result from both an improved net interest spread and additional income from balance sheet growth. Interest income was $16,725,000 for 1996, an increase of $1,883,000 over 1995 while interest expense increased by $661,000. Average asset yield increased 7 basis points from 8.20% for the third quarter of 1995 to 8.27% for 1996. During this period of improved asset yield, the average cost of interest-bearing liabilities declined 12 basis points from 4.62% to 4.50%. As a result, net interest spread increased 18 basis points from 3.59% for 1995 to 3.77% for 1996 and net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.91% for 1995 to 4.08% for 1996.

Noninterest Income
Noninterest income for the third quarter of 1996 was $2,320,000 compared to $647,000 for the same period in 1995, an increase of $1,673,000. Of the increase, $1,207,000 resulted from a gain on sale of the former headquarters building in Clearwater, Florida. Income from mortgage banking operations, principally gains on sale of loans and other ancillary fees, increased $348,000, loan service fee income increased $131,000 and service charges on deposits increased $35,000.

The following table reflects the components of noninterest income for the three months ended September 30, 1996 and 1995 in thousands):

                                                            For the Three Months
                                                             Ended September 30,
                                                --------------------------------------------
                                                                                   Increase
                                                 1996              1995           (Decrease)
                                                ------            -----           ----------
Service charges on deposit accounts             $  389            $ 354             $   35
Loan fee income                                    180               49                131
Gains on sales of loans                            332                3                329
Other income                                       212              210                  2
Gain on sale of ORE held for investment          1,207                -              1,207
Merchant charge card processing fees                -                31                (31)
                                                ------            -----              -----
Total noninterest income                        $2,320            $ 647             $1,673
                                                ======            =====             ======

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended September 30, 1996 and 1995 (in thousands):

                                                           Three Months Ended September 30,
                                     -------------------------------------------------------------------------
                                                      1996                                  1995
                                     -----------------------------------     ---------------------------------
                                      Average                    Average      Average                  Average
                                      Balance       Interest      Rate        Balance     Interest       Rate
                                     ---------      --------     -------     ---------    --------     -------
Summary of Average Rates
Interest earning assets:
  Loans, net                         $ 711,422      $ 15,383      8.59%      $ 606,817    $ 13,258       8.70%
  Investment securities                 23,006           319      5.55          26,781         316       4.67
  Mortgage backed securities            21,271           359      6.74          22,058         317       5.76
  Interest bearing deposits in banks        18             -      5.62             567           7       5.06
  FHLB stock                             4,830            88      7.25           3,540          65       7.25
  Federal funds sold                    42,553           575      5.28          59,530         879       5.77
                                     ---------      --------                 ---------    --------
  Total interest-earning assets        803,100        16,724      8.27         719,293      14,842       8.21
  Non interest-earning assets           45,816                                  42,479
                                     ---------                               ---------
  Total assets                       $ 848,916                               $ 761,772
                                     =========                               =========
Interest-bearing liabilities:
  Interest checking                  $  79,914           221      1.10       $  64,891         261       1.60
  Savings                              210,054         2,344      4.46          85,934         772       3.56
  Money market                          38,008           205      2.14          50,237         341       2.69
  Time deposits                        408,513         5,544      5.40         463,774       6,379       5.46
  Other borrowings                      10,636           141      4.97           3,678          39       4.23
                                     ---------      --------                 ---------    --------
  Total interest-bearing liabilities   747,125         8,455      4.50         668,514       7,792       4.62
  Non interest-bearing liabilities      49,429                                  45,090
  Stockholders' equity                  52,362                                  48,168
                                     ---------                               ---------
  Total liabilities and equity       $ 848,916                               $ 761,772
                                     =========                               =========
Net interest income &
  net interest spread                               $  8,269      3.77%                   $  7,050       3.59%
                                                    ========      ====                    ========       ====
Net interest margin                                               4.08%                                  3.91%
                                                                  ====                                   ====

                                                    Increase (Decrease) Due to (1)
                                                    ------------------------------
Changes in Net Interest Income                       Volume           Rate              Total
                                                    -------          ------            -------
Interest earning assets:
  Loans, net                                        $ 2,191          $  (66)           $ 2,125
  Investment securities                                  (7)             10                  3
  Mortgage backed securities                            (12)             54                 42
  Interest bearing deposits in banks                     (8)              1                 (7)
  FHLB stock                                             23               -                 23
  Federal funds sold                                   (234)            (70)              (304)
                                                    -------          ------            -------
  Total change in interest income                     1,953             (71)             1,882
Interest-bearing liabilities:
    Interest checking                                    52             (92)               (40)
    Savings                                           1,499              73              1,572
    Money market                                        (73)            (63)              (136)
    Time deposits                                      (578)           (257)              (835)
    Other borrowings                                     88              14                102
                                                    -------          ------            -------
    Total change in interest expense                    988            (325)               663
                                                    -------          ------            -------
Increase (decrease) in net interest income          $   965          $  254            $ 1,219
                                                    =======          ======            =======

-----------------------------------
(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Expense

General and administrative ("G&A") expenses for the third quarter of 1996 were $6,867,000 compared to $5,508,000, an increase of $1,359,000. The major factor causing the expense increase was the expansion of the Company's residential lending operations which increased G&A by $611,000. Total noninterest expenses, which include G&A expense, the SAIF Special Assessment, ORE income and expense, and amortization of premiums paid on deposits, were $10,523,000 for the third quarter of 1996 compared to $5,898,000 for the same period last year.

The following table reflects the components of noninterest expense for the three months ended September 30, 1996 and 1995 (in thousands):

                                                          For the Three Months
                                                           Ended September 30,
                                              -------------------------------------------
                                                                                Increase
                                                1996             1995          (Decrease)
                                              -------          -------         ----------
Salaries and benefits                         $ 3,525          $ 2,815          $   710
Net occupancy expense                           1,222              921              301
Advertising                                       148               96               52
Data processing fees                              347              303               44
FDIC and state assessments                        323              381              (58)
Other operating expense                         1,302              992              310
                                              -------          -------          -------
G & A expenses                                  6,867            5,508            1,359
SAIF Special Assessment                         2,539                -            2,539
Provision for losses on ORE                     1,041              200              841
ORE expense, net of ORE income                    (47)              67             (114)
Amortization of premium on deposits               123              123                -
                                              -------          -------          -------
Total noninterest expense                     $10,523          $ 5,898          $ 4,625
                                              =======          =======          =======

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Overview

Net income for the nine months ended September 30, 1996 was $2,272,000 or $.46 per share compared to $4,528,000 or $1.02 per share for the nine months of 1995 which included the benefit of negative goodwill accretion. When non-recurring items are excluded from 1996 results and negative goodwill accretion is excluded from 1995, net income would have been $2,050,000 or $.26 per share for 1996 compared to $1,043,000 or $.21 per share for 1995.

Analysis of Net Interest Income (see table on page 15)

Net interest income for the first nine months of 1996 was $24,320,000 compared to $20,012,000 for 1995. This $4,308,000 or 21.5% increase was the result of $3,639,000 in additional income from balance sheet growth and $669,000 from an increased net interest spread. Interest income was $48,524,000 for 1996, an increase of $6,562,000 over 1995. During the same period interest expense increased by $2,254,000 from $21,950,000 for 1995 to $24,204,000 for 1996.
Asset yield increased 18 basis points from 8.14% for 1995 to 8.32% for 1996 and average earning assets increased $85,812,000. During this same period the average cost of interest-bearing liabilities decreased 4 basis points from 4.53% to 4.49%. Net interest spread increased 22 basis points from 3.61% for 1995 to 3.83% for 1996 and net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.86% for 1995 to 4.14% for 1996.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                                   Nine Months Ended September 30,
                                             --------------------------------------------------------------------------
                                                              1996                                  1995
                                             ------------------------------------   -----------------------------------
                                              Average                     Average    Average                    Average
                                              Balance       Interest       Rate      Balance        Interest      Rate
                                             ---------      --------      -------   ---------       --------    -------
Summary of Average Rates
Interest earning assets:
  Loans, net                                 $ 693,656      $ 45,111       8.62%    $ 586,101       $ 37,803      8.60%
  Investment securities                         26,240         1,059       5.38        32,250          1,089      4.50
  Mortgage backed securities                    20,624           983       6.35         9,312            393      5.62
  Interest bearing deposits in banks                69             1       1.56           372             16      5.81
  FHLB stock                                     4,453           242       7.26         2,987            167      7.46
  Federal funds sold                            27,849         1,128       5.32        56,017          2,494      5.87
                                             ---------      --------                ---------       --------
  Total interest-earning assets                772,891        48,524       8.32       687,039         41,962      8.14
  Non interest-earning assets                   46,039                                 45,627
                                             ---------                              ---------
  Total assets                               $ 818,930                              $ 732,666
                                             =========                              =========
Interest-bearing liabilities:
  Interest checking                          $  79,388           705       1.19     $  65,687            811      1.65
  Savings                                      148,766         4,618       4.14        91,269          2,470      3.62
  Money market                                  38,751           631       2.18        64,444          1,490      3.09
  Time deposits                                444,522        17,931       5.39       423,189         17,092      5.40
  FHLB advances                                  1,277            53       5.21             -              -         -
  Other borrowings                               7,175           266       4.80         3,303             91      3.68
                                             ---------      --------                ---------       --------
  Total interest-bearing liabilities           719,879        24,204       4.49       647,892         21,954      4.53
  Non interest-bearing liabilities              47,700                                 44,021
  Stockholders' equity                          51,351                                 40,753
                                             ---------                              ---------
  Total liabilities and equity               $ 818,930                              $ 732,666
                                             =========                              =========
Net interest income/net interest spread                     $ 24,320       3.83%                    $ 20,008      3.61%
                                                            ========       ====                     ========      ====
Net interest margin                                                        4.14%                                  3.86%
                                                                           ====                                   ====

                                                Increase (Decrease) Due to (1)
                                                ------------------------------
Changes in Net Interest Income                      Volume           Rate         Total
                                                    -------         -----        -------

Interest earning assets:
  Loans, net                                        $ 7,037         $ 271        $ 7,308
  Investment securities                                 (96)           66            (30)
  Mortgage backed securities                            533            57            590
  Interest bearing deposits in banks                     (8)           (7)           (15)
  FHLB stock                                             80            (5)            75
  Federal funds sold                                 (1,150)         (216)        (1,366)
                                                    -------         -----        -------
   Total change in interest income                    6,396           166          6,562
Interest-bearing liabilities:
    Interest checking                                   150          (256)          (106)
    Savings                                           2,006           142          2,148
    Money market                                       (494)         (365)          (859)
    Time deposits                                       917           (78)           839
    FHLB advances                                        53             -             53
    Other borrowings                                    120            55            175
                                                    -------         -----        -------
    Total change in interest expense                  2,752          (502)         2,250
                                                    -------         -----        -------
Increase (decrease) in net interest income          $ 3,644         $ 668        $ 4,312
                                                    =======         =====        =======

-----------------------------------
(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Income
Noninterest income for the first nine months of 1996 was $3,986,000 compared to $2,004,000 for the same period of 1995, an increase of $1,982,000. The gain on sale of the former headquarters building accounted for $1,207,000 of the increase. Service fees on deposit accounts increased $130,000, loan service fees increased $252,000 and net gains on sale of loans from mortgage banking activities increased $609,000. Other sources of income declined $216,000 because the prior year had included $250,000 in merchant charge card processing fees, a program which has been discontinued.


The following table reflects the components of noninterest income for the nine months ended September 30, 1996 and 1995
(in thousands):

                                                                 For the Nine Months
                                                                  Ended September 30,
                                                     ------------------------------------------
                                                                                      Increase
                                                       1996              1995        (Decrease)
                                                     -------           -------       ----------
Service charges on deposit accounts                  $ 1,143           $ 1,013        $   130
Loan fee income                                          444               192            252
Gains (losses) on sales of loans                         599               (10)           609
Other income                                             592               559             33
Gain on sale of ORE held for investment                1,207                 -          1,207
Merchant charge card processing fees                       1               250           (249)
                                                     -------           -------        -------
Total noninterest income                             $ 3,986           $ 2,004        $ 1,982
                                                     =======           =======        =======

Noninterest Expense

Total noninterest expenses for the first nine months of 1996 were $23,373,000 compared to $16,476,000 for the same period last year, an increase of $6,897,000. Noninterest expenses for 1996 include a $2,539,000 charge for the SAIF Special Assessment. In addition, a $1,491,000 provision for losses on ORE was recorded based on management's intent to market for sale to both end-users and developers a tract of land partially developed as a shopping center site. G&A expenses for 1996, included in the noninterest expense total, were $19,165,000 compared to $15,731,000, an increase of $3,434,000. The increase was primarily the result of an overall expansion of the Company's loan production capabilities and expenses from a full year's operation of the thirteen new branches opened in 1995.

The following table reflects the components of noninterest expense for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                           For the Nine Months
                                                            Ended September 30,
                                              ----------------------------------------------
                                                                                   Increase
                                                1996              1995            (Decrease)
                                              --------          --------          ----------
Salaries and benefits                         $ 10,152          $  8,249           $ 1,903
Net occupancy expense                            3,272             2,240             1,032
Advertising                                        351               334                17
Data processing fees                               978               801               177
FDIC and state assessments                         857             1,139              (282)
Other operating expense                          3,555             2,968               587
                                              --------          --------           -------
G & A expenses                                  19,165            15,731             3,434
SAIF Special Assessment                          2,539                 -             2,539
Provision for losses on ORE                      1,491               200             1,291
Other ORE expense (income)                        (190)              218              (408)
Amortization of premium on deposits                368               327                41
                                              --------          --------           -------
Total noninterest expense                     $ 23,373          $ 16,476           $ 6,897
                                              ========          ========           =======

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             27.0  Financial Data Schedule (for SEC use only)

          b. Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended September 30, 1996.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        REPUBLIC BANCSHARES, INC.

         Date: November 12, 1996        By: /s/ John W. Sapanski
              -------------------          -------------------------------------
                                           John W. Sapanski
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)



         Date: November 12, 1996        By: /s/ William R. Falzone
              -------------------          -------------------------------------
                                           William R. Falzone
                                           Treasurer (principal financial and
                                           accounting officer)