Form 10-K405
period 1996-12-31
REPUBLIC BANCSHARES INC
filed 1997-03-31
CIK 1005501

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended                                     Commission File
   December 31, 1996                                            No. 0-27652

                           REPUBLIC BANCSHARES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

         FLORIDA                                                59-3347653
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL                            33701
   (Address of Principal Office)                                (Zip Code)


                                 (813) 823-7300
              (Registrant's Telephone Number, Including Area Code)

       Securities registered pursuant to Section 12 (b) of the Act:  None
          Securities registered pursuant to Section 12 (g) of the Act:

                              Title of each Class
                         Common Stock, par value $2.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X                       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

As of February 28, 1997, there were 4,183,507 shares of the Registrant's Common Stock, par value $2.00 per share, issued and outstanding. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $61,968,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Parts I, II, III, and IV of this report.

                      [This page intentionally left blank]

                               TABLE OF CONTENTS

                                     PART I

ITEM 1.     BUSINESS

            Background and Prior Operating History  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
            Recent Developments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
            Business of Republic Bancshares, Inc..  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
            Branch Banking Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
            Sources of Funds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
            Lending and Loan Portfolio Purchase Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
            Asset Quality . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
            Investment Activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
            Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
            Market Area . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
            Supervision and Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
            Effects of Inflation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
            Changes in Accounting Standards . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 2.     PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
ITEM 3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

                                                         PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Years Ended December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
            Years Ended December 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
            Asset/Liability Management and Liquidity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  38

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  41

                                                         PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . .  41
ITEM 11.    EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . .  42
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  42

                                                         PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43


                      [This page intentionally left blank]

                                     PART I

ITEM 1.  BUSINESS

Republic Bancshares, Inc. (the "Company") is the parent company of Republic Bank (the "Bank"), a Florida-chartered commercial bank organized on December 13, 1973. The Company provides a broad range of financial services through its subsidiary bank which is the largest independent bank headquartered on the west coast of Florida. At December 31, 1996, there were 32 banking offices in Pasco, Pinellas, Manatee and Sarasota counties. On January 7, 1997, a branch office was opened in Spring Hill, Florida (Hernando County), increasing the number to 33. At year-end, total assets were $907,868,000, total loans were $742,994,000, total deposits were $827,980,000 and total stockholders' equity was $54,319,000. The Company is regulated by the Federal Reserve Board ("FRB") and the Bank is regulated by the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").
Deposits are insured by the FDIC. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB") (see Item 1 - "Supervision and Regulation").

BACKGROUND AND PRIOR OPERATING HISTORY OF THE BANK

On May 28, 1993, William R. Hough and John W. Sapanski (the "Controlling Stockholders") acquired from the prior controlling stockholder over 99% of the outstanding common stock for $4,450,000 (the "Change in Control") and made an additional capital infusion of $3,500,000 to meet regulatory capital requirements. The transaction was accounted for using purchase or push-down accounting treatment, which established a new accounting basis. The assets and liabilities were restated from historical cost to their fair market values as of May 28, 1993, premises and equipment totaling $1,432,000 were written off, and the historical equity capital balances were not carried forward. The excess of fair market value of assets acquired and liabilities assumed exceeded the cost of acquisition by $5,862,000, which resulted in the creation of "negative goodwill" in that amount. That negative goodwill was accreted to income over a 26 month period from May 28, 1993 through July 31, 1995, the weighted average life of the earning assets at the change of control.

On December 17, 1993, twelve branch offices in Pinellas, Manatee and Sarasota counties were purchased from CrossLand Savings, FSB ("CrossLand"), a federal stock savings bank and deposit liabilities of $327,706,000 were assumed. CrossLand was paid $11,474,000 for the branch offices and related furniture, fixtures, equipment, and other assets, plus a $1,966,000 premium (sixty one-hundredths of one percent - 0.60%) on the dollar amount of the deposits assumed. Concurrently, performing and non-performing loans secured by real estate and ORE amounting to $201,621,000 were also purchased from CrossLand. These transactions increased total assets to $531,312,000 and total deposits to $494,316,000 at December 31, 1993.

In December 1993, 1,398,200 shares of common stock were sold in an initial public offering at a price of $8.00 per share. Net proceeds, after deducting commissions to the sales agent and other offering expenses, totaled $10,310,325. In addition, 75,000 shares of Series A non-cumulative convertible perpetual preferred stock were sold for a purchase price of $6,600,000 (or $88.00 per share). In June 1995, an offering of 800,000 shares of the common stock was completed through a combined subscription rights and public offering at $12.50 per share with net proceeds totaling $9,137,000.

On February 27, 1996, the shareholders approved a reorganization under which the Bank became a wholly-owned subsidiary of the Company. All holders of shares of the Bank's common and preferred Stock received one share of the Company's $2.00 par value common stock ("Company Common Stock") for each share of the Bank's common stock held of record and one share of the Company's $20.00 par value noncumulative convertible perpetual preferred stock ("Company Preferred Stock") for each share of the Bank's preferred stock held of record. Holders of outstanding options to purchase or acquire the Bank's common stock received options to purchase an equal number of shares of Company common stock.

RECENT DEVELOPMENTS

On December 19, 1996, the Company announced that an agreement had been reached for the acquisition of Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase price of $5,501,000. Firstate is not publicly traded. The agreement has been approved by the FRB; approvals by the Department and FDIC are pending. At December 31, 1996, Firstate had total assets of $103,624,000 and total deposits of $84,842,000. Firstate currently maintains a branch office in downtown Orlando and an office in Winter Park, Florida. The acquisition will be accounted for using purchase accounting rules.

On March 10, 1997, the Company and F.F.O. Financial Group, Inc., St. Cloud, Florida ("FFO") announced their boards of directors had executed a letter of intent for the combination of the two companies. FFO has 11 branch offices in Osceola, Orange and Brevard counties with total assets at December 31, 1996 of $316,949,000 and total deposits of $286,927,000. Mr. William R. Hough, president of an investment banking firm in St. Petersburg, Florida, owns a controlling interest in both the company and F.F.O. Financial Groups, Inc. Under the terms of the letter of intent, the Company will exchange shares of Company Common Stock for all of the 8,430,000 outstanding shares of FFO common stock at a ratio of 0.29 share of the Company for each share of FFO. In the event that the product of the exchange ratio and the average closing price of the Company Common Stock on each of the twenty consecutive trading days ending on the third business day preceding the effective date of the transaction is below $4.10, the exchange ratio will be adjusted for decreases in the price of the Company Common Stock; however, in no event will the exchange ratio exceed
0.30. FFO has the right to terminate the agreement if the average of the Company's stock price is less than $13.50. Either party has the right to terminate the agreement if the merger does not occur by November 1, 1997. Outstanding options for FFO common stock will be converted into options for Company Common Stock on the same basis. The transaction will be accounted for as a corporate reorganization under which the controlling shareholder's interest in FFO will be carried forward at its historical cost while the minority interest in FFO will be recorded at fair value. The transaction is subject to completion of a definitive agreement, shareholder approval by the parties, approval by various regulatory authorities, and receipt of opinion that the transaction qualifies as a tax-free reorganization.

BUSINESS OF REPUBLIC BANCSHARES, INC.

The Company's objective is the continued development of its commercial and retail-oriented banking business and a diversified loan and investment portfolio that is responsive to changes in interest rates and meets the needs of the communities it serves. During 1996, the Company expanded its residential lending activities to include a mortgage banking division which has eight loan production offices in Florida, a wholesale lending unit, and an office in Boston, Massachusetts. As of December 31, 1996, 54.6% of its loan portfolio was invested in one-to-four family residential first mortgage loans; 9.2% in other residential first mortgage loans (primarily secured by multi-family properties); 32.9% in commercial real estate, construction/land development, and other business loans; and 3.3% in consumer loans, consisting of home equity loans as well as extensions of credit for other household purposes such as automobile loans and secured personal loans. Since the Change in Control, a large portion of the growth in the loan portfolio has occurred as a result of loan portfolio purchases. However, the Company's portfolio lending activities remain concentrated in Florida. As of December 31, 1996, approximately 71.6% ($531,831,000) of the loan portfolio was either made to borrowers within Florida or was secured by real estate located within Florida. (See "-- Lending and Loan Portfolio Purchase Activities").

BRANCH BANKING ACTIVITIES

During the year ended December 31, 1994, the Company opened two branches in Pinellas County, bringing the total number of branches from 19 at year-end 1993 to 21 branch offices at year-end 1994. During 1995, the Company opened eleven branch facilities, eight of which are located in Pinellas County and three in Pasco County. Also, in 1995, the Company purchased a branch office, and assumed $12,633,000 in deposits held at the branch, from a financial institution in Clearwater, Florida, and paid a premium of $647,000, or 5.12%, on the deposit balances. The facility was closed on May 26, 1995 and its operations were consolidated with a nearby branch office. At December 31, 1996 there were a total of 32 branch offices, including 20 in Pinellas, three in Pasco, seven in

Manatee, and two in Sarasota Counties. On January 7, 1997, a branch was opened in Spring Hill, Florida (Hernando County) increasing the number to 33.

SOURCES OF FUNDS

Deposit accounts are the primary source of funds for lending, investment, and other general business purposes. In addition to deposits, funds are derived from loan repayments and loan sales. Scheduled loan payments on the residential loan portfolio are a relatively stable source of funds, while residential loan prepayments, deposit in-flows and out-flows are significantly influenced by general interest rate and money market conditions. Funding needs may be supplemented through borrowings from the FHLB, which are secured by a blanket lien on the portfolio of residential loans. Management believes that current funding requirements can be met through retail deposits, without reliance on brokered deposits. To the extent there are requirements for short-term financing beyond liquid assets, the Company intends to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Asset/Liability Management".

A full range of deposit services is offered, including checking and other transaction accounts, savings accounts, and time deposits. At December 31, 1996, the Company had no brokered deposits, and time deposits in amounts of $100,000 or more constituted 5.96% of total deposits.

The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 1996 (in thousands):

                                                           Weighted
                                                            Average                                  Percent of
                                                          Interest Rate        Amount              Total Deposits
                                                          -------------        ------              --------------
Noninterest bearing                                        0.00%              $ 50,060                 6.1%
Interest checking                                          1.09                 87,639                10.6
Passbook savings                                           4.87                219,611                26.5
Statement savings                                          1.98                 26,340                 3.2
Money market                                               2.08                 32,665                 3.9
                                                                              --------
Time deposits with original maturities of:
  One year or less                                         5.00                112,362                13.6
  Over 1 year through 5 years                              5.49                201,496                24.3
  Over 5 years                                             6.24                 97,807                11.8
                                                                              --------                ----
  Total time deposits (1)                                  5.42                411,665                49.7
                                                                              --------               -----
Total deposits                                             4.23%              $827,980               100.0%
                                                                              ========               =====

(1)  Includes time deposits in amounts of $100,000 or more of $49,323,000.

At December 31, 1996, scheduled maturities of total time deposits were as follows (in thousands):

                   Year ended                                               Percent of
                  December 31,                    Amount               Total Time Deposits
                  ------------                    ------               -------------------
                     1997                       $ 267,124                   64.9%
                     1998                          47,398                   11.5
                     1999                          33,043                    8.0
                     2000                          35,463                    8.6
                     2001                          28,637                    7.0
                                                ---------                  -----
                     Thereafter                 $ 411,665                  100.0%
                                                =========                  =====



LENDING AND LOAN PORTFOLIO PURCHASE ACTIVITIES

The Company originates a full range of lending products for its portfolio and real estate-secured loans for sale in the secondary market. Portfolio lending efforts are focused on customers located along the west coast and in central Florida. During 1995, the Company opened commercial loan production offices in central and southwest Florida. The portfolio objective is to maintain a one-to-four family, primarily adjustable rate, residential loan portfolio of at least 50% of its total loans and to achieve, over time, a level of approximately 10% of its total loan portfolio in consumer loans, consisting of home equity loans as well as extensions of credit for other household purposes such as automobile loans and secured personal loans. The approximate 40% remainder of the loan portfolio will consist of commercial real estate loans, multifamily residential loans, and other business loans.

In April 1996, the Company started a mortgage banking division which has eight offices in Florida, a wholesale lending operation, and an office in Boston, Massachusetts. Substantially all of the loans generated by the mortgage banking division are intended for sale into the secondary market on both a whole loan basis or by delivery into marketable securities, depending upon individual loan characteristics. The Company's mortgage banking division has also begun to originate home improvement and debt consolidation loans secured by junior liens on real estate. The Company plans to begin selling these loans to investors in 1997.

For 1996, originations of residential mortgage loans totaled $203,306,000, including $141,016,000 in fixed rate loans and $62,290,000 of adjustable rate loans. Sales of residential loans totaled $106,132,000 for 1996. Residential loans originated amounted to $76,600,000 for 1995.

Originations of commercial real estate and commercial (business) loans totaled $207,399,000 for 1996 compared to $141,765,000 for 1995. To-date, such loan originations have been for portfolio purposes but the Company intends to originate and sell into the secondary market a portion of its commercial real estate loans originated during 1997, collecting fee income on the sale and retaining the servicing of these loans.

The Company purchased loans totaling approximately $193,495,000 in connection with the Purchase and Assumption. Loan purchases totaled $157,449,000, $102,263,000, and $8,183,000 in years 1994, 1995 and 1996, respectively, for an approximate aggregate total of $461,390,000 in loan purchases. Further real estate loan purchases may be considered if loan pools with acceptable yield, satisfactory creditworthiness, and other characteristics become available for bid. However, during 1995 and 1996, loan originations were the predominate source of growth in the loan portfolio and this is expected to continue for the foreseeable future.

The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (in thousands):


Based on total dollars:                                      At December 31,
-----------------------                 -------------------------------------------------------------------
                                           1996           1995            1994         1993        1992
                                           ----           ----            ----         ----        ----
Real estate mortgage loans:
  One-to-four family residential         $ 419,605       $ 388,221    $ 293,146    $ 153,587    $   7,797
  Multifamily residential                   68,337          75,127       60,795       36,735        4,461
  Commercial real estate                   182,298         153,193      112,050       86,457       65,072
  Construction/land development             27,050          13,974       16,095        9,561        5,256
                                          --------      ----------   ----------   ----------   ----------

Total real estate mortgage loans           697,290         630,515      482,086      286,340       82,586

Commercial (business) loans                 34,427          29,687       24,579       18,581       17,546
Consumer loans                               9,983           6,847        6,426        7,509        8,374
Other loans                                  1,294           2,367        3,244        4,053        2,209
                                         ---------      ----------   ----------   ----------   ----------
Total loans                                742,994         669,416      516,335      316,483      110,715
Less:
 Allowance for loan losses                  13,134          14,910        7,065        6,539        1,958
                                         ---------      ----------   ----------   ----------   ----------
Loans, net of allowance                  $ 729,860       $ 654,506    $ 509,270    $ 309,944    $ 188,757
                                         =========       =========    =========    =========    =========



At December 31, 1996 and 1995, the balance of loans purchased included in portfolio totals amounted to $286,517,000 and $354,724,000, respectively. The balance of loans held for sale included in the portfolio at December 31, 1996 and 1995 were $36,590,000 and $4,711,000, respectively.


Based on percent of portfolio:                                      At December 31,
------------------------------            -------------------------------------------------------------
                                            1996           1995           1994         1993        1992
                                            ----           ----           ----         ----        ----
Real estate mortgage loans:
 One-to-four family residential              56.5%        58.0%           56.8%        48.5%         7.0%
 Multifamily residential                      9.2         11.2            11.8         11.6          4.0
 Commercial real estate                      24.6         22.9            21.7         27.3         58.8
 Construction/land development                3.6          2.1             3.1          3.0          4.7
                                            -----        -----           -----        -----        -----

Total real estate mortgage loans             93.9         94.2            93.4         90.4         74.5

Commercial (business) loans                   4.6          4.4             4.8          5.9         15.8
Consumer loans                                1.3          1.0             1.2          2.4          7.6
Other loans                                    .2           .4              .6          1.3          2.1
                                            -----        -----           -----        -----        -----

Total loans                                 100.0%       100.0%          100.0%       100.0%       100.0%
                                            =====        =====           =====        =====        =====

The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 1996 and 1995 (in thousands). Loans having no stated schedule of repayments and no stated maturity are reported as due in one- year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (in thousands):

                                                      December 31, 1996                        December 31, 1995
                                                   --------------------------            ----------------------------
Type of loan:                                       Real Estate    Commercial            Real Estate       Commercial
                                                    -----------    ----------            -----------       ----------
Amounts due:
  One year or less                                 $  60,246          $15,740              $ 50,189           $12,751
  After one through five years                       151,492           16,580               136,011            14,756
  More than five years
                                                     485,552            2,107               444,315             2,180
                                                   ---------          -------              --------           -------
Total                                              $ 697,290          $34,427              $630,515           $29,687
                                                   =========          =======              ========           =======

Interest rate terms on
  amounts due after one year:
  Adjustable                                       $ 446,710          $12,053              $416,854           $ 8,488
  Fixed                                              190,334            6,634               163,472             8,448
                                                   ---------          -------              --------           -------
Total                                              $ 637,044          $18,687              $580,326           $16,936
                                                   =========          =======              ========           =======


Credit Decisions; Credit Administration

The loan approval process provides for various levels of lending authority to loan officers, the Officers' Loan Committee, and the Chairman and Chief Executive Officer. In addition, loans in excess of $1,500,000 require the approval of the Board of Directors' Loan Committee or a majority of the full Board prior to funding. Loan purchases are generally made subject to the same underwriting standards as loan originations. All loan purchases must be approved in advance of funding by the Chief Executive Officer, and are reported to the full Board following purchase. Purchases of pools of residential loans have contained delinquent loans which have been generally purchased at a discount to their face value.

To assure consistency in underwriting policies and procedures, the supervision of all credit decision functions has been centralized. Commercial real estate loans are underwritten with minimum thresholds established for loan-to-value ratios, debt service coverage and capitalization rate. The Company, in making real estate development loans, endeavors to emphasize loans secured by properties that have measurable and reliable cash flow. The

Company's business lending is based on a strategy of extending credit to the local business community, and policy has been to make loans for corporate and commercial purposes that must satisfy certain cash flow requirements.

The loan portfolio is managed on an ongoing basis pursuant to written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. Regular portfolio reviews are undertaken to estimate loss exposure and ascertain compliance with policies (see -- "Asset Quality").

Real Estate Lending Standards

Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property. Applicable regulations require that comprehensive written real estate lending policies be adopted and maintained that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 (the "Guidelines"). Pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Guidelines set forth regulations prescribing standards for real estate lending, which the Company has incorporated into its lending policy.

The policy addresses certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval, and reporting requirements. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. The Company's policy, among other things, establishes the following LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and non-residential) (80%); and improved property (85%). For portfolio purposes, loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. Loans with an LTV higher than 95% may be made if saleable to investors at an acceptable premium. The policy is reviewed and approved by the Board of Directors at least annually.

ASSET QUALITY

Allowance/Provision for Loan Losses

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. However, it is likely that there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, management's judgment of the reserve is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.

The Company maintains a loan loss policy that is both consistent with policies established by the FDIC and commensurate with historical loss experience. Provisions for loan losses charged to expense during each period will be the result of management's assessment of the adequacy of the allowance when compared to the inherent risk of the portfolio. As part of the risk assessment for loans purchased in the Purchase and Assumption and for loans purchased during 1994, 1995 and 1996, management allocated a portion of the discount on such loan purchases to the allowance in amounts which are consistent with loan loss policy guidelines. Amounts resulting from discount allocation to the allowance are available to absorb potential losses only on those purchased loans and are not available for losses from other loans. To the extent that losses in certain pools or portfolios of loans exceed the loan loss allowance and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then-current period.

Management conducts an ongoing evaluation and grading of its loan portfolio according to an eight point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the establishment of the overall allowance. The Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans which have been identified for potential credit quality problems. The Loan Review Department also reports its findings to the Directors' Audit Committee to ensure independence of the loan grading function.

Various loan purchases were made totaling $157,449,000 during 1994, $102,263,000 during 1995 and $8,183,000 in 1996 and a portion of the discount on those purchased loans was allocated to the allowance in amounts consistent with the Company's loan loss policy guidelines. In 1995 such allocation included $7,189,000 related solely to one particular portfolio purchase, in the aggregate principal amount of $48,061,000 (the "March 1995 Purchase"). At December 31, 1996 the principal balance of the March 1995 Purchase had declined to $39,863,000 and the allowance allocated to this purchase was reduced to $5,855,000. This was principally the result of charges to the reserve for loans which were nonperforming when acquired and subsequently taken into foreclosure and recorded at their fair value. The Company's history of administering this loan purchase indicates that the expected loss rate on the remaining loans in this portfolio will be less than the amount remaining in the allowance. Consequently, the Company reallocated $1,500,000 from the allowance to discount in the fourth quarter of 1996, reducing the December 31, 1996 allowance allocated to the March 1995 Purchase to $4,355,000. The overall allowance also included $1,043,000 allocated to loans purchased from CrossLand, $1,752,000 allocated to other loan purchases, and $5,984,000 allocated to originated loans. At December 31, 1996, the amount of unaccreted discount on purchased loans which had not been allocated to the allowance totaled $4,731,000.

Activity to the allowance during 1996 included a $1,800,000 provision for loan losses, loan charge-offs (net of recoveries) of $1,844,000, and $1,732,000 allocated from the allowance to loan discount. The net charge-off amount for 1996 included $1,014,000 assessed against the allowance for loans acquired in the March 1995 Purchase as properties securing certain nonperforming loans which were purchased at a substantial discount were acquired through foreclosure and recorded at their fair value.




                   [Balance of page intentionally left blank]

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands):

                                                                             Seven         Five
                                                                             Months        Months
                                                                             Ended         Ended          Year Ended
                                        Years Ended December 31,         December 31,     May 31,        December 31
                                       1996        1995       1994           1993           1993            1992
                                       ----        ----       ----           ----           ----            ----

Allowance at beginning
 of period                          $ 14,910     $ 7,065   $ 6,539         $ 1,866         $ 1,958        $ 2,180
Loan discount (net) allocated
 to/(from) the allowance for
 loans acquired in the:
 Purchase and Assumption                               -      (757)          4,046             N/A            N/A
 Loans purchased in 1994                (202)          -     1,400               -               -              -
 Loans purchased in 1995              (1,541)      7,658         -               -               -              -
 Loans purchased in 1996                  11           -         -               -               -              -
                                     -------      ------    ------          ------          ------      ---------
  Total loan discount allocated
   to/(from) the allowance            (1,732)      7,658       643           4,046               -              -

Charge-offs:
------------
Residential loans (1-4 family)         1,700         275        94               -               -             96
Commercial real estate/
  multi-family                            51         907     1,472             115              43            356
Commercial (business)                    249         558       304              28             439            375
Consumer and other loans                 119         207         -              65              50             64
                                     -------      ------    ------          ------          ------        -------
Total charge-offs                      2,110       1,947     1,870             208             532            891

Recoveries:
-----------
Residential loans (1-4 family)             1           7         -               1               1              2
Commercial real estate/
  multi-family                            35         379       113              19               1              1
Commercial loans (business)              168          53        64              91              44             95
Consumer and other loans                  62          10         1              15              15             51
                                     -------      ------    ------          ------          ------         ------
Total recoveries                         266         449       178             126              61            149

Net charge-offs                        1,844       1,498     1,692              82             471            742

Provisions for loan losses             1,800       1,685     1,575             709             379            520
                                     -------      ------    ------          ------          ------         ------

Allowance at end of period          $ 13,134    $ 14,910   $ 7,065         $ 6,539         $ 1,866        $ 1,958
                                     =======     =======    ======          ======          ======         ======


Charges to allocated loan discount       .21%        .13%      .32%            .00%            .00%            .00%
Other net charge-offs                    .06         .12       .11             .12             .43             .69
                                         ---         ---       ---             ---             ---             ---
Total net charge-offs to average loans   .27%        .25%      .43%            .12%            .43%            .69%
                                         ===         ====      ===             ===             ===             ===


The table on the following page (in thousands) sets forth the allocation of the allowance based on management's subjective estimates. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The allocation of the allowance may change from year to year should management determine that the risk characteristics of the loan portfolio and off-balance sheet commitments have changed.

                                                  1996                                     1995
                                       ---------------------------                --------------------------
Allowance Allocation                    Amount          Percent                    Amount          Percent
--------------------                   -------         ---------                  -------         ----------

Performing/not classified:
Residential loans:
  March 1995 Purchase                  $  4,171             5.3  %                $  5,960           6.4  %
  All other residential                   1,788            48.3                        669          49.1
Commercial (business)                       340             4.6                        351           4.7
Commercial real estate                    2,622            35.5                      2,718          32.5
Consumer & other                            488             3.2                        343           2.1
                                       --------        --------                   --------         -----
      Subtotal                            9,409            96.9                   $ 10,041          94.8

Non-performing/classified:
Special mention                             124              .8                        306           2.3
Substandard & nonperforming               2,476             2.2                      3,476           2.8
Doubtful                                    601              .1                        123           0.1
Loss                                          -               -                          -             -
                                      ---------        --------                   --------         -----
      Subtotal                            3,201             3.1                      3,905           5.2

Off balance sheet risk                      434               -                        250             -
Unallocated                                  90               -                        714             -
                                      ---------        --------                  ---------        ------
      Total                           $  13,134           100.0  %               $  14,910        100.00  %
                                      =========          ======                  =========        ======


Nonperforming Assets

Nonperforming assets include (i) non-accrual loans (loans 90 days or more delinquent and restructured loans that have not yet demonstrated a sufficient payment history to warrant being returned to performing status), (ii) accruing loans 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection, and (iii) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

Loans classified as non-accrual totaled $15,351,000 at December 31, 1996 compared to $13,554,000 at December 31, 1995, an increase of $1,797,000.

At December 31, 1996, the Company had nonperforming assets (including loans classified as non-accrual) of $22,827,000 or 2.51% of total assets. The ratio of non-performing assets to total assets was 2.93% at year-end 1995 and 3.59% at year- end 1994. Accruing loans which were 90 days past due amounted to $113,000 at December 31, 1996 and primarily consisted of loans in process of renewal. For additional information see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Balance Sheets at December 31, 1996 and 1995".

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands):

Non-Performing Assets:                                            At December 31,
                                           ----------------------------------------------------------------
                                            1996            1995         1994         1993            1992
                                            ----            ----         ----         ----            ----
Non-accrual loans:
Residential loans (1-4 family)            $  7,366       $ 9,540(1)    $ 9,062      $ 3,707       $     35
Multi-family residential                        55           129         1,160       10,200              0
Commercial real estate                       6,162         3,082         1,515        1,464          2,965
Commercial (business)                        1,604           308           591          620            529
Home equity and consumer                       164           495           620            0             10
                                          --------      --------       -------      -------       --------
Total non-accrual loans                     15,351        13,554        12,948       15,991          3,539
ORE acquired through foreclosure             7,363         8,064         9,278        9,569          9,190
Accruing loans 90 days
 past due                                      113         1,876           293          725             22
                                          --------       -------       -------      -------       --------
Nonperforming assets                      $ 22,827       $23,494       $22,519      $26,285       $ 12,751
                                          ========       =======       =======      =======       ========

Nonperforming loans
 to loans                                     2.19%           2.32%        2.56%         5.28%         3.22%

Nonperforming assets
 to total assets                              2.51%           2.93%        3.59%         4.95%         7.55%

(1) Net of $184,000 and $950,000 of loan loss allowances at December 31, 1996 and 1995, respectively, allocated to nonaccrual loans acquired in the March 1995 Purchase.

For additional information concerning policy on allowance for loan losses see "Business -- Asset Quality -- Allowance/Provision for Loan Losses".


Other Real Estate Acquired Through Foreclosure

All ORE assets are recorded at the lower of cost or estimated fair value based on appraisal information which is updated when a property is taken into ORE and annually, where appropriate. As of December 31, 1996, in no case did the book value of any ORE property exceed 90% of the most current available appraisal value. The following table sets forth information regarding the Company's ORE balances, net of allowances, as of the dates indicated (in thousands):

                                                                         At December 31,
                                                       -----------------------------------------------------
                                                         1996         1995       1994        1993       1992
                                                        -----        -----       ----        ----       ----

Vacant undeveloped residential land                    $ 1,277      $ 1,717   $ 2,358     $ 2,450    $ 2,454
Vacant developed residential lots                          254          265       434         600      1,644
Residential houses                                       2,541          860     1,313         795        800
Vacant commercial undeveloped land                          79           79       248         155        155
Commercial land developed for sale                       3,200        4,308     4,516       1,746      2,991
Income-producing commercial buildings                       12          150         0       3,534        324
Vacant commercial buildings                                  -          685       409         289        822
                                                       -------      -------   -------     -------    -------
Total ORE                                              $ 7,363      $ 8,064   $ 9,278     $ 9,569    $ 9,190
                                                       =======      =======   =======     =======    =======

ORE to total assets                                       .81%        1.01%     1.48%       1.80%      5.44%
                                                         ====         ====      ====        ====       ====


At December 31, 1996, ORE properties with book values in excess of $1.0 million were as follows:

- A tract of land in Holiday, Florida, carried at $3,200,000, that has been developed as a shopping center site. This tract was obtained in 1988 through foreclosure in connection with a $1,800,000 loan. The tract contains wetlands, some of which were required to be filled, and the resultant permitting process took approximately five years to complete. During that time, over $2,000,000 was spent in engineering, environmental, and legal costs and approximately $500,000 for the purchase of several additional parcels of land required for mitigation purposes pursuant to the permit requirements. The Company is offering for sale the completed shopping center sites and other commercial pad sites. One shopping center site was sold to a developer who constructed the retail space for the anchor tenants, Publix and Walgreens. The Company presently operates a branch banking facility on the tract. Federal regulations had required the Bank to dispose of the tract no later than December 31, 1996 but the FDIC has approved an extension of the holding period to December 19, 1997. While the current appraisal indicates that the fair market value of the tract exceeds book value, a sale to a party other than an end-user could result in proceeds below the current book value.

- A 41.66% undivided interest in a 973-acre parcel of undeveloped residential land in Pasco County, Florida. This interest was acquired through foreclosure in 1990 and is carried on the Company's books at $1,277,000. The entire parcel (which includes both the Company's undivided interest and that of the other owners) was appraised at $4,700,000 in January 1997. The Company is negotiating to sell approximately two-thirds of the property to a governmental agency.

Troubled Debt Restructurings

A troubled debt restructuring ("TDR") is a situation in which the creditor allows the debtor certain concessions that would not normally be allowed, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt.
At December 31, 1996 and 1995, the loan portfolio included TDRs amounting to $2,516,000 and $1,673,000, respectively.

INVESTMENT ACTIVITIES

State law requires that a specified minimum amount of liquid assets be maintained, based on the level of deposits, which are subject to certain restrictions. At all times during 1996, the amount of liquid assets maintained exceeded the regulatory minimum. For additional information related to the Company's investment portfolio, see Note 2, Investment Securities and Note 3, Mortgage Backed Securities, of the Notes to the Consolidated Financial Statements.

EMPLOYEES

At December 31, 1996, there were 637 full-time equivalent employees compared to 418 at December 31, 1995, none of whom were represented by a union or other collective bargaining agreement. The year-to-year increase is primarily the result of the mortgage banking expansion. The Company makes use of part-time and flex-time employees in connection with its branch operations. One of the Company's primary operating principles is to nurture its staff through, among other things, fair compensation, a good working environment, and career development and enhancement opportunities. Management considers its relations with its employees to be good.

MARKET AREA

All of the Company's branch offices are located in the two Tampa Bay Metropolitan Statistical Areas which include Hernando, Hillsborough, Manatee, Pasco, Pinellas and Sarasota Counties. At December 31, 1996, there were 32 branch offices, including 3 offices in Pasco County, 20 offices in Pinellas County, 7 offices in Manatee County, and 2 offices in Sarasota County. On January 7, 1997 the Company opened a branch office in Spring Hill, Hernando county, bringing the total number of offices to 33. As a multi-office institution, the Company's market area encompasses all of the counties in which it operates. The Company also operates 10 loan production offices in Pinellas, Lee, Orange, Palm Beach and Polk counties in Florida and an office in Boston, Massachusetts.

A Metropolitan Statistical Area ("MSA"), as defined by the U.S. Census Bureau, is a geographic area with a significant population nucleus, along with any adjacent communities that have a high degree of economic and social integration with that nucleus. Two MSAs anchor the west coast of Florida; Tampa-St. Petersburg-Clearwater, which includes Hillsborough, Hernando, Pasco and Pinellas counties, and Sarasota-Bradenton, comprised of Manatee and Sarasota counties. As of January 1, 1996, the latest estimates available, the Tampa-St. Petersburg MSA had a population of 2.2 million, ranking it 23rd in the nation. Sarasota-Bradenton had a population of 539,000, ranking it among the top 100 Metro areas at 95th. Together the two MSAs had a combined population of two and three-fourths million residents which would rank about 12th in the United States. The economic base of Florida is supported by a large and growing segment of retirees, tourism, which contributes to the economic base throughout the year, and light industry.

The market area served by the Company is highly competitive with 279 branch offices of banks and savings and loan institutions operating in Pinellas County, 90 in Pasco County, 81 in Manatee County, and 132 in Sarasota County, as of September 30, 1996, the most recent date that comparative data was available. The largest commercial banking institutions in Florida operate in each of the three counties. As in most market areas, competition for deposits also exists from money market funds and credit unions. Competition for mortgage loans is extremely strong from specialized lenders, other mortgage bankers and independent brokers capable of selling qualified mortgage loans to the highest bidder. Similarly, consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies and credit unions.

With total deposits of $783,188,000 as of September 30, 1996, the Company ranked 13th among banks and 24th among all depository institutions in the state of Florida in terms of deposits held. Ranked by deposits, the Company was the 15th largest in Pasco County, the 7th largest in Pinellas County, the 5th largest in Manatee County and the 14th largest in Sarasota County. As the table below indicates, market share ranges from six percent in Manatee County to one percent in Pasco.

                           Branch Deposits by County
                               September 30, 1996
                                ($ in millions)

                                         The Company                   Total                        The Company
                                         -----------                  -------                       -----------

   Pasco                                    $  42                    $  3,899                          1.1%
   Pinellas                                   502                      12,787                          3.9
   Manatee                                    167                       2,770                          6.0
   Sarasota                                    72                       5,860                          1.2
                                            -----                    --------                          ---
       Total                                $ 783                    $ 25,316                          3.1%
                                            =====                    ========                          ===

SUPERVISION AND REGULATION

The Company and the Bank are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's business. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders.

The Company is a bank holding company, registered with the Board of Governors of the Federal Reserve System ("Federal Reserve") under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, Republic and its subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent (5%) of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. Considerations of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA").

The BHC Act generally prohibits Republic from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. In addition, the Bank is regulated and supervised by the FDIC, which serves as its primary federal regulator. Accordingly, the Department and the FDIC conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the FDIC quarterly reports containing detailed financial statements and schedules.

Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary federal regulator, the FDIC has authority to impose penalties, initiate civil and administrative actions, and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the Bank Insurance Fund and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law.

The Bank also is subject to the provisions of the CRA. Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's discretion to develop the types of products and services that it believes are best suited to its particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC), in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The FDIC's assessment of the Bank's record is made available to the public. Further, such assessment is required whenever the Bank applies to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where Republic applies for approval to acquire a bank or other bank holding company, the Federal Reserve will also assess the CRA records of the Bank. The Bank received a "Satisfactory" CRA rating in its most recent examination.

In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, when fully implemented on July 1, 1997, will substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches, Aims and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process. Republic does not anticipate that the revised CRA regulations will have any material impact on the Bank's operations or that they will have any impact on the Bank's CRA rating.

Capital Requirements

The Company and the Bank is required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank). There are three basic measures of capital adequacy for banks that have been promulgated by the Federal Reserve; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Under Federal Reserve policy, bank holding companies are expected to act as a sources of financial strength to, and to commit resources to support, their subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, the holding company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Payment of Dividends

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two years.

Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulation may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized.

Due to the Bank's anticipated continued growth and management's intent to maintain certain regulatory capital levels, dividend payments on the Company's common stock are not expected in the foreseeable future.

Deposit Insurance

The Bank is subject to FDIC deposit insurance assessments. In 1994, the Bank became subject to a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").

The Bank, as a state-chartered commercial bank, is a member of the Bank Insurance Fund (the "BIF"). However, as part of a deposit assumption transaction with CrossLand Savings, FSB in December 1993, the Bank acquired $327,706,000 in deposits insured by the Savings Association Insurance Fund (the "SAIF") and thereby became a so-called Oakar bank. Based on that deposit assumption, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of December 31, 1996, the most recent measurement date for assessment purposes, approximately 59% of the Bank's deposits were treated as SAIF-insured deposits, with the remaining 41% of deposits being assessed at the BIF rate. The Bank's ratio of SAIF- and BIF-assessed deposits will increase somewhat following Republic's planned acquisitions in 1997 of Firstate Financial, F.A. and FFO Financial Group, Inc. and its wholly-owned subsidiary First Federal Savings and Loan Association of Osceola County.

Until recently, the FDIC had established separate risk-based assessment schedules for the BIF and the SAIF. In November 1995, the FDIC established the current assessment schedule for BIF-assessed deposits, with assessment rates ranging from zero percent to 0.27 percent (or 27 basis points) of deposits. In December 1996, following enactment of federal legislation to recapitalize the SAIF (described below), the FDIC adopted the same assessment schedule, effective October 1, 1996 for the Bank, for SAIF-assessed deposits. During 1996, the Bank paid $8,800 in insurance assessments to the BIF and $796,800 to the SAIF. The Bank realized savings of approximately $194,000 in insurance premiums costs during the fourth quarter of 1996 resulting from the new SAIF assessment schedule, and additional savings of approximately $400,000 are anticipated in 1997.

As part of the omnibus budget legislation passed last fall, Congress enacted the Deposit Insurance Funds Act of 1996 (the "Funds Act"). With certain exceptions, the Funds Act imposed a one-time special assessment on SAIF-assessable deposits held by all depository institutions in an aggregate amount that would cause the SAIF to meet its designated reserves-to-deposits ratio of 1.25 percent. Pursuant to the Funds Act, the Bank on November 27, 1996 paid a special assessment to the SAIF of $2,539,000. This assessment was determined by taking the Bank's SAIF-assessable deposits as of March 31, 1995 and multiplying that amount by a 0.657 percent (or 65.7 basis point) assessment rate that the FDIC had calculated would be necessary to capitalize fully the SAIF. (A lower assessment rate was imposed on certain Oakar banks, but the Bank did not qualify for the reduction.)

Prior to enactment of the Funds Act, the SAIF assessments were used to pay interest on bonds issued by the Financing Corporation (the "FICO") in the late 1980s to fund the resolution of troubled thrifts, and only insurance payments by SAIF-member institutions were available to satisfy FICO's interest payment obligations. A second provision of the Funds Act severs the linkage that had existed between the SAIF and the FICO funding requirements, authorizing the FICO to impose its own assessments separate and apart from any insurance fund assessment. The Funds Act also shifts a portion of the FICO funding obligations to BIF-member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Thereafter, FICO assessment rates for members of both insurance funds will presumably be equalized.

Currently, the BIF assessment rate is 0.013 percent (or 1.3 basis points) and the SAIF assessment rate if 0.0648 percent or (6.48 basis points). For the first half of 1997, the Bank has been assessed a semiannual FICO payment payment obligation of $192,480, $176,449 of which was attributable to the Bank's SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.

Federal Reserve System

The Federal Reserve Board regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The new Federal Reserve Board regulations that will go into effect on April 1, 1997 will generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3.0%; and for accounts greater than $49.3 million, the reserve requirement is $1,479,000 plus 10.0% (subject to adjustment by the Federal Reserve Board between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank anticipates that it will be in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members also are authorized to borrow from the Federal Reserve "discount window", but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Monetary Policy and Economic Controls

The banking business is affected not only by general economic conditions, but also by the monetary policies of the Board of Governors of the Federal Reserve System ("Federal Reserve"). Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment and short- and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

EFFECTS OF INFLATION

As a financial institution, the majority of the Company's assets are monetary in nature and, therefore, differ greatly from those of most industrial or commercial companies that have significant investments in fixed assets. The effects of inflation on the financial condition and results of operations, therefore, are less significant than the effects of changes in interest rates. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of general inflation.

CHANGES IN ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which requires that a mortgage banking enterprise recognize as a separate asset the right to service mortgage loans for others, regardless of the manner in which such servicing rights are acquired. Moreover, this statement requires that the total cost of acquiring mortgage loans be allocated to the servicing rights and the loans based on their relative fair values, if practicable. This standard is effective for fiscal years beginning after December 15, 1995 but earlier implementation is encouraged. Management implemented SFAS No. 122 beginning July 1, 1995. The impact upon the results of operations of the Bank was not material.

During 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company is not expected to be material.

ITEM 2.     PROPERTIES

At December 31, 1996, the Company had 32 branch offices, of which thirteen are leased and nineteen are owned. In addition, there were 10 loan production offices and 1 loan operations center which were leased. There is one leased facility used for warehouse purposes. Substantially all furniture, fixtures and equipment items are owned. The following table shows the name, location and lease expiration date (if applicable) for each facility as of December 31, 1996:


Location                                       Ownership/Lease Expiration Date
--------                                       --------------------------------

Pinellas County:
----------------

Corporate Headquarters and Branch
111 Second Avenue N.E.                         December 13, 2004 with 3 options
St. Petersburg, Florida  33701                 remaining of five years each

Main Office Drive-Up                           October 31, 2004
201 Second Avenue South
St. Petersburg, Florida  33701

Countryside Office                             March 8, 2005 with 2 options of five years each
28050 U.S. 19 North
Clearwater, Florida  34621

Northwood Office                               February 28, 2006
3024 Enterprise Road
Clearwater, Florida  34619

Missouri Office                                December 31, 2000
1235 Missouri Avenue
Clearwater, Florida  34616

Highland Avenue Office                         Facility Owned
1831 Highland Avenue North
Clearwater, Florida  34615

ICOT Office                                    December 31, 1998 with 1 option remaining of five years
5801 Ulmerton Road
Clearwater, Florida  34620

Seminole Office                                October 1, 1997, renews for 10 years (Ground lease)
8000 113rd Street North
Seminole, Florida  33772-4801

Palm Harbor Office                             October 31, 1997 with 2 options of five years each
33920 US 19 North
Palm Harbor, Florida  34684

Largo Office                                   February 28, 1999 with 1 option of five years
10500 Ulmerton Road E, #816
Largo, Florida  34641

Pinellas Park Office                           Facility owned
7600 66th Street North
Pinellas Park, Florida  33781




Location                                       Ownership/Lease Expiration Date
--------                                       --------------------------------

Pinellas County (continued):
----------------------------

St. Petersburg Office                          Facility owned
100  34th St. North
St. Petersburg, Florida  33713

Oldsmar Office                                 April 1, 2001
3711 Tampa Road
Oldsmar, Florida  34677

Dunedin Office                                 Facility owned
1478 Main Street
Dunedin, Florida  34698

Belleair Bluffs Office                         Facility owned
401 N. Indian Rocks Road
Belleair Bluffs, Florida 33770

Caladesi Office                                Facility owned
2678 Bayshore Blvd.
Dunedin, Florida  33774

Walsingham Office                              Facility owned
14141 Walsingham Road
Largo, Florida  34644

Pinellas Point Office                          Facility owned
3000 54th Avenue South
St. Petersburg, Florida  33712

Tyrone Office                                  December 31, 2004 with 2 options of five years each
6900 22nd Avenue North
St. Petersburg, Florida  33710

Northeast Office                               December 31, 1999
250 37th Avenue North
St. Petersburg, Florida  33704

East Lake Woodlands                            March 31, 1997 with 1 option of five years
3412 East Lake Road
Palm Harbor, Florida  34685

Clearwater Loan Production Office              October 31, 2006
28051 US 19 North, Suite G
Clearwater, Florida  34621

Clearwater Loan Operations Center              August 31, 1998
28059 US Highway 19 North, Suite 203
Clearwater, Florida  34621

Pasco County:
-------------

Holiday Office                                 December 31, 1999 with 1 option of five years
4649 Sunray Drive
Holiday, Florida  34691




Location                                       Ownership/Lease Expiration Date
--------                                       --------------------------------

Pasco County (continued)
------------------------

Holiday Drive-up                               Facility owned
4649-A Sunray Drive
Holiday, Florida  34691


New Port Richey Office                         Facility owned
6500 Massachusetts Avenue
New Port Richey, Florida  34653

Gulfview Square Mall Office                    April 30, 2005 with 3 options of five years each
9501 U.S. 19 North
Port Richey, Florida  34668

Manatee County:
---------------

Pavilion Office                                Facility owned
1301 Sixth Avenue West
Bradenton, Florida  34205

Bayshore Office                                Facility owned
6204  14th Street West
Bradenton, Florida  34207

Westside Office                                Facility owned
5905 Manatee Avenue West
Bradenton, Florida  34209

Ironwood Office                                Facility owned
4302 Cortez Road West
Bradenton, Florida  34210

Mt. Vernon Office                              Facility owned
9819 Cortez Road West
Bradenton, Florida  34210

53rd Avenue Office                             Facility owned
415  53rd Avenue
Bradenton, Florida  34207

Ellenton Office                                Facility owned
3510 U.S. Highway 301
Ellenton, Florida  34222

Sarasota County:
----------------

Sarasota Office and Loan Production Office     Facility owned
1100 S. Tamiami Trail
Sarasota, Florida 34236

Venice Office                                  Facility owned
400 Venice By-pass North
Venice, Florida  34292





Location                                       Ownership/Lease Expiration Date
--------                                       --------------------------------
Lee County
----------

Bonita Springs                                 June 30, 1998 with 1 option of two years
Loan Production Office
24830 Burnt Pine Drive, Suite 2
Bonita Springs, Florida  34134

Ft. Myers Loan Production Office               October 31, 1998
12681 New Brittany Blvd.
Ft. Myers, Florida  33907

Cape Coral Loan Production Office              April 30, 1998
3501 Del Prado Blvd., Suite 302
Cape Coral, Florida

Orange County
-------------

Orlando Loan Production Office                 May 31, 1997
1000 Legion Place
Suite 1625, Gateway Center
Orlando, Florida  32801

Hillsborough County
-------------------

Tampa Loan Production Office                   Commencing August 15, 1996 on a month-to-month basis
3802 Ehrlich Road, Suite 108                   (90-day notice required)
Tampa, Florida  33624

Polk County
-----------

Lakeland Loan Production Office                October 31, 1999
1506 South Florida Avenue
Lakeland, Florida  33803

Palm Beach County
-----------------

West Palm Beach Loan Production Office         August 31, 1999
1645 Palm Beach Lakes Blvd., Suite 480
West Palm Beach, Florida  33401

Boston, Massachusetts
---------------------

Boston Loan Production Office                  Yearly - No expiration date
137 Newbury Street
Boston, Massachusetts 02116

Atlanta, Georgia
----------------

Satellite Loan Production Office               Month-to-month basis
1900 Emery NW, Suite 115
Atlanta, Georgia  30318




Location                                       Ownership/Lease Expiration Date
--------                                       --------------------------------
Non-banking Facilities:
-----------------------

Warehouse                                      February 15, 2000
2718 24th Street North
St. Petersburg, Florida  33713

Location opened in January, 1997:
---------------------------------

Hernando County
---------------

Spring Hill Office                             February 1, 2007 with 3 options of 5 years each
5331 Spring Hill Drive
Spring Hill, Florida  34606





                   [Balance of page intentionally left blank]

ITEM 3.     LEGAL PROCEEDINGS

The Company is a party to various legal proceedings in the ordinary course of its business. Based on information presently available, management believes that the ultimate outcome in such other proceedings, in the aggregate, will not have any material adverse effect on the Company's financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from the Company's Proxy Statement for its 1997 Annual Meeting.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Trading Market

Since December 29, 1993, (date first listed) through April 23, 1995, the Company's Common Stock was listed on the Nasdaq Small-Cap Market ("Small-Cap Market") under the symbol "REPB". Since April 24, 1995, the Common Stock has been listed on the Nasdaq National Market ("National Market") under the same symbol. Subsequent to completion of the offering on December 17, 1993, but prior to the listing of the Common Stock on the Small-Cap Market, the Company's stock was not actively traded. The high, low and closing bids for the Common Stock on the Nasdaq Small-Cap Market for the period December 29, 1993 through April 23, 1995, and for the Nasdaq National Market for the period April 24, 1995 through December 31, 1996 were as follows:

                                                                  High             Low           Closing
                                                                  ----             ---           -------
        December 29, 1993 to December 31, 1993                     9 1/2           8 1/2          9 1/4
        Year ended December 31, 1994                              13               9 1/4         11
        Quarter Ended March 31, 1995                              12 1/2          12             12
        Quarter Ended June 30, 1995                               13 3/4          11 3/4         13 5/8
        Quarter Ended September 30, 1995                          15 3/4          13 3/16        15 1/4
        Quarter Ended December 31, 1995                           15 1/4          13 3/4         14 1/4
        Quarter ended March 31, 1996                              14 1/4          13 1/4         13 3/8
        Quarter ended June 30, 1996                               14 15/16        12 1/4         12 5/16
        Quarter ended September 30, 1996                          12 7/8          11 3/4         12 7/8
        Quarter ended December 31, 1996                           15 1/2          13 5/8         15 1/8

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

Stockholders

As of December 31, 1996, the Company had approximately 1,070 beneficial owners of the Common Stock.

Dividends

The Company has not paid dividends on its common stock during the years 1993 - 1996. The timing and the extent to which dividends are paid by the Company in the future will be determined by the Board of Directors in light of then-existing circumstances, including the Company's rate of growth, profitability, financial condition and existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant. Dividends on the

Company Common Stock may be paid in any quarter only to the extent that funds for such payments are available after all required dividend payments for such quarter on the Company Preferred Stock have been made. Further, the Company cannot declare or pay dividends on Company Common Stock unless, from the date of such declaration or payment, the Company retains cash, cash equivalents or marketable securities in an amount sufficient to cover the next two consecutive semi- annual interest payments that will be due and payable on its convertible subordinated debentures.

Under the prompt corrective action provisions of FDICIA, the Bank is prohibited from paying any dividend that would cause it to become an undercapitalized institution. Under Florida law, the Bank is limited in the amount of dividends that it may declare and pay without the prior approval of the Department to the aggregate of its net profits during the period in which the dividend is declared combined with its retained net profits from the preceding two years (less any required transfers to surplus) and is generally precluded from paying any dividend if, (i) its net income from the current year combined with the retained net income from the preceding two years is a loss or (ii) such payment would cause the capital accounts of the Bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Department or another state or federal regulatory agency. See Item 1. "Business -- Supervision and Regulation -- Payment of Dividends."





                   [Balance of page intentionally left blank]

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1992, 1994, 1995, and 1996, the seven month period ended December 31, 1993, and the five month period ended May 31, 1993 were derived from the consolidated financial statements which have been audited by Arthur Andersen LLP, independent certified public accountants. The selected consolidated operating data, per share data, balance sheet data, selected financial ratios and other data as of and for the seven-month period ended December 31, 1994 and the five month period ended May 31, 1994, are derived from unaudited consolidated financial statements. Financial data for those interim periods include all adjustments, consisting of normal accruals, that management considers necessary for a fair presentation of financial condition and results of operations for such interim periods. In light of the significant mark-to-market adjustments and other adjusting entries to its financial statements that were made following the change in control on May 28, 1993, management believes that the usefulness of comparisons between (i) the financial statements and the financial data derived therefrom as of the dates and for the periods prior to June 1, 1993, and (ii) the financial statements and the financial data derived therefrom as of the dates and for the periods since June 1, 1993, may be limited. In addition, subsequent to consummation of the initial public offering and the Purchase and Assumption in December 1993, the Company has operated in a significantly different manner from that which it had previously operated. Accordingly, the financial results for periods prior to the Purchase and Assumption differ significantly from periods since then. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information presented elsewhere.




                   [Balance of page intentionally left blank]

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                   - TABLE 1
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        Seven Months
                                                                    Years Ended December 31,           Ended  Dec. 31,
                                                               ---------------------------------  ------------------------
                                                                 1996        1995          1994       1994         1993
                                                                 ----        ----          ----       ----         ----
                                                                                                  (unaudited)
OPERATING DATA:
 Interest income                                             $   66,947  $   57,863   $   37,115  $   23,684  $     7,331
 Interest expense                                                32,926      30,001       16,871      10,711        3,110
                                                             ----------  ----------   ----------  ----------   ----------
 Net interest income                                             34,021      27,862       20,244      12,973        4,221
 Loan loss provision                                              1,800       1,685        1,575       1,263          709
                                                             ----------  ----------   ----------  ----------   ----------
 Net interest income after loan loss provision                   32,221      26,177       18,669      11,710        3,512
 Other noninterest income                                         4,409       2,751        2,612       1,758        1,411
 Gain on sale of ORE held for investment                          1,207           -            -           -
 General and administrative ("G&A") expenses                     27,352      22,119       14,916       9,308        3,700
 SAIF special assessment                                          2,539           -            -           -            -
 Provision for losses on ORE                                      1,611           -           10          10           20
 Other noninterest expense                                          319         739        1,691       1,417          600
                                                             ----------  ----------   ---------- -----------  -----------

 Net income before income taxes & goodwill accretion              6,016       6,070        4,664       2,733          603
 Accretion of negative goodwill                                       -       1,578        2,705       1,578        1,579
                                                             ----------  ----------   ---------- -----------  -----------
 Net income before income taxes                                   6,016       7,648        7,369       4,311        2,182
 Income tax provision                                             2,232       1,875          468         268            0
                                                             ----------  ----------   ---------- -----------  -----------
 Net income                                                  $    3,784  $    5,773   $    6,901 $     4,043  $     2,182
                                                             ==========  ==========   ========== ===========  ===========
PER SHARE DATA:
 "Core" earnings per share                                   $     1.13  $      .92   $     1.02 $      0.60  $      0.32
 Gain on sale of ORE held for investment                            .15           -            -                        -
 SAIF special assessment                                           (.32)          -            -                        -
 Provision for losses on ORE                                       (.20)          -            -           -         (.01)
 Negative goodwill accretion                                          -         .34         0.65        0.38         0.81
                                                             ----------  ----------  ----------- -----------  -----------
 Total earnings per share                                    $      .76  $     1.26  $      1.67 $      0.98  $      1.12
                                                             ==========  ==========  =========== ===========  ===========
 Weighted average shares outstanding                          4,952,937   4,564,534    4,136,790   4,141,322    1,951,231
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                $  907,868  $  801,995  $   626,445 $   626,445  $   531,312
 Investment & mortgage backed securities                         94,401      64,801       40,271      40,271       37,382
 Loans, net of unearned income                                  742,994     669,416      516,335     516,335      316,483
 Allowance for loan losses                                       13,134      14,910        7,065       7,065        6,539
 Deposits                                                       827,980     743,105      583,885     583,885      494,316
 Negative goodwill                                                    -           -        1,578       1,578        4,283
 Stockholders' equity                                            54,319      50,903       36,165      36,165       29,454
SELECTED FINANCIAL RATIOS:
 Return on average assets                                           .45%        .77%        1.25%       1.20%        1.99%
 Return on average assets - "Core"                                  .64         .56          .76         .73         0.55
 Return on average equity                                          7.31       13.47        21.34       20.68        39.17
 Return on average equity - "Core"                                10.37        9.79        12.97       12.61        10.39
 Net interest spread                                               3.96        3.67         3.78        4.06         3.45
 Net interest margin                                               4.28        3.95         3.96        4.25         4.22
 G&A expense to average assets                                     3.28        2.96         2.74        2.79         3.94
 G&A efficiency ratio                                             68.98       72.25        63.92       62.02        65.70
 Non-accrual loans to loans                                        2.15        2.04         2.51        2.51         5.05
 Nonperforming assets to total assets                              2.50        2.93         3.59        3.59         4.95
 Loan loss allowance to loans(2)                                   1.86        2.24         1.37        1.37         2.07
 Loan loss allowance to non-performing loans(2)                   85.94       90.47        53.36       53.36        39.12
OTHER DATA (AT PERIOD-END):
 Number of full service offices                                      32          32          21          21            19
 Number of full-time equivalent employees                           637         421         300         300           179
---------------------------------------------

(1) "Core" earnings per share and ratios exclude the effect of the SAIF special assessment, provisions for losses on ORE, the gain on sale of the headquarters building, and negative goodwill accretion.
(2) See "Business -- Asset Quality" for a discussion of the allocation and availability of loan loss reserves among portfolios of loans within the Bank.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                   - TABLE 2
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                               Five Months Ended            Year Ended
                                                                    May 31,                December 31,
                                                          -------------------------       ---------------
                                                              1994             1993                1992
                                                              ----            -----                ----
OPERATING DATA:                                           (unaudited)
  Interest income                                           $ 13,431      $   4,848            $  11,845
  Interest expense                                             6,160          1,970                6,054
                                                            --------      ---------            ---------
  Net interest income                                          7,271          2,878                5,791
  Loan loss provision                                            312            379                  520
                                                            --------      ---------            ---------
  Net interest income after loan loss provision                6,959          2,499                5,271
  Other noninterest income                                       854            743                1,679
  G&A expenses                                                 5,608          2,699                5,748
  Provision for losses on ORE                                      -          1,214                  230
  Other noninterest expense                                      274            443                  715
                                                            --------      ---------            ---------
  Net income (loss) before income taxes and
    goodwill accretion                                        1,931          (1,114)                  257
  Accretion of negative goodwill                              1,127               -                     -
                                                           --------       ---------            ----------
  Net income (loss) before income taxes                       3,058          (1,114)                  257
  Income tax provision (benefit)                                200               0                     0
                                                           --------       ---------            ----------
  Net income (loss)                                        $  2,858       $  (1,114)           $      257
                                                           ========       =========            ==========
PER SHARE DATA:
  "Core" earnings (loss) per share                         $   1.01       $    (.32)           $     0.36
  Provision for losses on ORE                                     -            (.68)                 (.13)
  Negative goodwill accretion                                   .66               -                     -
                                                           --------       ---------            ----------
  Total earnings (loss) per share                          $   1.67       $   (1.00)           $     0.23
                                                           ========       =========            ==========
  Weighted average shares outstanding                     4,134,420       1,117,192             1,106,459
BALANCE SHEET DATA (AT PERIOD-END):
  Total assets                                             $508,642        $168,741              $168,810
  Investment securities                                      52,571          27,433                24,276
  Loans net of unearned income                              396,144         111,292               110,715
  Allowance for loan losses                                   6,828           1,866                 1,958
  Negative goodwill                                           3,156           5,861                     -
  Deposits                                                  469,461         153,660               154,984
  Stockholder's Equity                                       32,234           8,058                12,215
SELECTED FINANCIAL RATIOS:
  Return on average assets                                     1.33%          (1.61)%                0.15%
  Return on average assets "Core"                               .81            -                     -
  Return on average equity                                    22.34          (21.75)                 2.12
  Return on average equity "Core"                             13.53            -                     -
  Net interest spread                                          3.48            4.21                  3.51
  Net interest margin                                          3.67            4.66                  3.95
  G&A expense to average assets                                2.40            6.28                  4.01
  G&A efficiency ratio                                        67.32           74.54                 76.95
  Non-accrual loans to loans                                   4.36            2.27                  3.20
  Nonperforming assets to total assets                         5.64            5.89                  7.55
  Loan loss allowance to loans (2)                             1.72            1.68                  1.77
  Loan loss allowance to non-performing loans (2)             23.58           73.03                 54.98

OTHER DATA (AT PERIOD-END):
  Number of full service offices                               19                 7                     7
  Number of full-time equivalent employees                    223                96                    90
-----------------------------------------------------

(1) "Core" earnings per share and ratios exclude the effect of the SAIF special assessment, provisions for losses on ORE, the gain on sale of the headquarters building, and negative goodwill accretion.
(2) See "Business -- Asset Quality" for a discussion of the allocation and availability of loan loss reserves among portfolios of loans within the Bank.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the balance sheets and statements of operations should be read in conjunction with Item 6. "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included therein.

YEARS ENDED DECEMBER 31, 1996 AND 1995

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1996 AND 1995

OVERVIEW

Total assets of the Company were $907,868,000 at December 31, 1996 and $801,995,000 at December 31, 1995, an increase of $105,873,000. This growth was primarily the result of the expansion of the Company's residential loan production capability. Total loans increased by $73,578,000 from $669,416,000 at the end of the prior year to $742,994,000 at the end of 1996. Total deposits increased by $84,875,000 from $743,105,000 at year-end 1995 to $827,980,000.

INVESTMENT SECURITIES

The Company's investment securities consisted of U.S. Treasury Bills and Notes and a $1.5 million revenue bond with the Northern Palm Beach County Improvement District (the "Revenue Bond"). The Revenue Bond is not an obligation of Palm Beach County, the State of Florida, or any political subdivision, municipality or agency, thereof. The principal and interest are payable solely from and are secured equally and notably by a lien upon and pledge of the proceeds of special assessments levied by the district. This investment is taxable for federal income tax purposes.

LOANS

Total loans at December 31, 1996 included $706,404,000 of loans held for portfolio and $36,590,000 held for sale, a total of $742,994,000. The $73,578,000 increase in total loans was primarily comprised of a $25,475,000 increase in residential loans to $405,901,000 (54.6% of total loans), and a $41,300,000 increase in other real estate-secured loans. At December 31, 1996, loans secured by first liens on real estate constituted 92.0% of the total loan portfolio. Commercial (business) loans not secured by real estate increased $4,740,000 while consumer loans increased $3,136,000. Residential loan sales for 1996 amounted to $106,132,000.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses amounted to $13,134,000 at December 31, 1996 (1.86% of loans), compared to $14,910,000 at December 31, 1995. The total amount of loans for determining the adequacy of the allowance includes $467,477,000 of loans originated by the Company, purchased loans amounting to $275,517,000, and there are $123,773,000 in unfunded loan commitments outstanding.

The Company made various loan purchases totaling $157,449,000 during 1994, $102,263,000 during 1995 and $8,183,000 in 1996 and has allocated a portion of the discount on its purchased loans to the allowance in amounts consistent with loan loss policy guidelines. In 1995 such allocation included $7,189,000 related solely to one particular portfolio purchase, in the aggregate principal amount of $48,061,000 (the "March 1995 Purchase"). At December 31, 1996 the principal balance of the March 1995 Purchase had declined to $39,863,000 and losses on certain nonperforming loans in this pool had reduced the allowance allocated to this purchase to $5,855,000. The Company's history of administering this loan purchase indicates that the expected loss rate on the remaining loans in this portfolio will be less than the amount remaining in the allowance. Consequently, the Company reallocated $1,500,000 from the allowance to discount in the fourth quarter of 1996, reducing the December 31, 1996 allowance allocated to the March Purchase to $4,355,000. The overall allowance at year-end 1996 also included $1,043,000 allocated to loans purchased from CrossLand, $1,752,000 allocated to other loan purchases, and $5,984,000 allocated to originated loans.

Activity to the allowance during 1996 included a $1,800,000 provision for loan losses, loan charge-offs (net of recoveries) of $1,844,000, and $1,732,000 allocated from the allowance to loan discount. The net charge-off amount for 1996 included $1,014,000 assessed against the allowance for loans acquired in the March 1995 Purchase as properties securing certain nonperforming loans which were purchased at a substantial discount were acquired through foreclosure and recorded at their fair value. At December 31, 1996 the amount of unaccreted discount on purchased loans not allocated to allowance totaled $4,731,000.

NONPERFORMING ASSETS

Nonperforming assets amounted to $22,645,000 or 2.50% of total assets at December 31, 1996, as compared to $23,494,000 or 2.93% of total assets at December 31, 1995. Nonperforming loans totaled $15,464,000 at the end of 1996, an increase of $34,000 from the prior year-end total of $15,430,000. The ratio of nonperforming loans to loans declined from 2.32% at the end of 1995 to 2.19% at year-end 1996. Other real estate acquired through foreclosure decreased by $701,000 from $8,064,000 at the end of the prior year to $7,363,000 at year-end 1996. The ratio of nonperforming assets to total assets at the end of 1996 was 2.51% compared to 2.93% at the end of 1995.

DEPOSITS

Total deposits were $827,980,000 at December 31, 1996, compared to $743,105,000 at the prior year-end, an increase of $84,875,000. Passbook savings accounts offered to higher-balance customers at a premium rate of 5.00% increased by $156,537,000 and retail checking and noninterest-bearing account balances increased $20,466,000 or 19.18%. The Company reduced its reliance on time deposits through a less aggressive pricing strategy which resulted in an $83,737,000 decline in certificates of deposits and a decline in other interest-bearing balances of $9,898,000. At December 31, 1996, jumbo ($100,000 and over) deposits totaled $49,323,000 or 5.96% of total deposits. There were no brokered deposits.

CONVERTIBLE SUBORDINATED DEBT

In December 1996 the Company completed a private offering of $6,000,000 in 6% convertible subordinated debentures due December 1, 2011 (the "Debentures"). The proceeds were used to increase the capital of the Bank and for general corporate purposes of the Company. The Debentures are convertible by the holder at any time prior to maturity into shares of Company Common Stock at a conversion price of $17.85714 per share (equivalent to a conversion rate of 56 shares per $1,000 principal amount of Debentures). The Debentures were sold at par and the Company incurred $213,000 in expenses associated with the offering. The Company has the right to redeem the Debentures beginning in 2001 at 106% of face value, with the premium declining 1% per year thereafter and without any premium if the price of the Company's common stock equals or exceed 130% of the conversion price for not less than 20 consecutive trading days.

STOCKHOLDERS' EQUITY

Stockholders' equity of the Company was $54,319,000 at December 31, 1996, or 6.0% of total assets compared to $50,903,000 or 6.3% of total assets at December 31, 1995. At December 31, 1996, the Company and the Bank's capital ratios were all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized".

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996 AND
1995
OVERVIEW

Consolidated net income for 1996 was $3,784,000 or $.76 per share compared to $5,773,000 or $1.26 per share for 1995. Core net income, which excludes the SAIF Special Assessment, provisions for losses on ORE, the gain on sale of the former headquarters building in 1996 and negative goodwill accretion in 1995 would have been $5,622,000 or $1.13 per share for 1996 compared to $4,195,000 or $.92 per share for 1995.

NET INTEREST INCOME

Net interest income for 1996 was $34,021,000 compared to $27,862,000 for 1995. This $6,159,000 or 22.1% increase was primarily the result of $3,943,000 in additional income from balance sheet growth and a more favorable mix of earning assets. An increase in net interest spread also improved net interest income by $2,216,000. Interest income was $66,947,000 for 1996, an increase of $9,084,000 over 1995. During the same period interest expense increased by $2,925,000 from $30,001,000 for 1995 to $32,926,000 for 1996. Asset yield increased 25 basis points from 8.21% for 1995 to 8.46% for 1996 and average earning assets increased $83,647,000. The average cost of interest-bearing liabilities decreased 5 basis points from 4.55% to 4.50%. Net interest spread increased 31 basis points from 3.66% for 1995 to 3.96% for 1996 and net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.94% for 1995 to 4.28% for 1996.

NONINTEREST INCOME

Noninterest income for 1996 was $5,616,000 compared to $2,751,000 for the same period of 1995, an increase of $2,865,000. The gain on sale of the former headquarters building accounted for $1,207,000 of the increase. Income from the Company's expanded mortgage banking activities increased $878,000, service fees on deposit accounts increased $211,000, loan service and other ancillary fees increased $327,000, and net gains on sale of investments increased $343,000. Other sources of income increased $148,000 and merchant charge card processing fees, a program which has been discontinued, declined $249,000.

The following table reflects the components of noninterest income for the years ended December 31, 1996 and 1995 (in thousands):

                                                             For the Years Ended December 31,
                                                     -------------------------------------------------

                                                                                              Increase
                                                       1996               1995               (Decrease)
                                                      ------             ------              ----------
Service charges on deposit accounts                  $ 1,606           $ 1,395                $  211
Mortgage banking activities                            1,002               124                   878
Loan fee income                                          604               277                   327
Other income                                             826               678                   148
Gain on sale of ORE held for investment                1,207                 -                 1,207
Net gains on sale of investments                         370                27                   343
Merchant charge card processing fees                       1               250                  (249)
                                                    --------           -------              --------
Total noninterest income                             $ 5,616           $ 2,751               $ 2,865
                                                     =======           =======               =======


The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1996 and 1995 (in thousands):

                                                                   Years Ended December 31,
                                     -----------------------------------------------------------------------
                                                   1996                                 1995
                                     ---------------------------------   -----------------------------------
                                      Average                    Average      Average                  Average
                                      Balance        Interest      Rate       Balance      Interest      Rate
                                      -------        --------    -------      -------      --------    -------
Summary of Average Rates
------------------------
Interest earning assets:
  Loans, net                           $704,919     $ 62,244      8.78%       $604,535    $ 52,389      8.65%
  Investment securities                  25,905        1,413      5.46          31,042       1,431      4.60
  Mortgage backed securities             20,494        1,325      6.46          13,515         827      6.12
  Interest bearing deposits in banks         79            2      2.91             290          17      5.82
  FHLB stock                              4,548          330      7.26           3,126         231      7.40
  Federal funds sold                     30,188        1,633      5.32          49,978       2,968      5.86
                                       --------     --------                  --------    --------
  Total interest-earning assets         786,133       66,947      8.46         702,486      57,863      8.21
  Non interest-earning assets            46,343                                 45,556
                                       --------                               --------
  Total assets                         $832,476                               $748,042
                                       ========                               ========
Interest-bearing liabilities:
  Interest checking                    $ 80,442          944      1.17       $  67,005       1,081      1.61
  Savings                               170,100        7,281      4.28          90,904       3,281      5.57
  Money market                           37,778          809      2.14          58,862       1,735      2.94
  Time deposits                         433,860       23,392      5.39         439,824      23,777      5.41
  FHLB advances                             956           52      5.21               -           -      -
  Other borrowings                        8,884          448      4.95           3,304         127      3.85
                                      ---------     --------                  --------    --------
  Total interest-bearing liabilities    732,020       32,926      4.50         659,899      30,001      4.55
                                                                                          --------
  Non interest-bearing liabilities       48,821                                 45,285
  Stockholders' equity                   51,635                                 42,858
                                       --------                               --------
  Total liabilities and equity         $832,476                               $748,042
                                       ========                               ========
Net interest income/net interest spread             $ 34,021      3.96%                   $ 27,862      3.66%
                                                    ========      ====                    ========      ====
Net interest margin                                               4.28%                                 3.94%
                                                                  ====                                  ====

                                                      Increase (Decrease) Due to (1)
                                                      ------------------------------
Changes in Net Interest Income                        Volume             Rate              Total
------------------------------                        ------             ----              -----
Interest earning assets:
  Loans, net                                           $ 1,747        $ 8,108            $ 9,855
  Investment securities                                     73            (91)               (18)
  Mortgage backed securities                                49            449                498
  Interest bearing deposits in banks                        (6)            (9)               (15)
  FHLB stock                                                (4)           103                 99
  Federal funds sold                                      (244)        (1,091)            (1,335)
                                                       -------        -------            -------
   Total change in interest income                       1,615          7,469              9,084
Interest-bearing liabilities:
    Interest checking                                     (328)           191               (137)
    Savings                                                262          3,738              4,000
    Money market                                          (396)          (530)              (926)
    Time deposits                                         (212)          (173)              (385)
    FHLB advances                                            -             52                 52
    Other borrowings                                        73            248                321
                                                       -------        -------            -------
    Total change in interest expense                      (601)         3,526              2,925
                                                       -------        -------            -------
Increase (decrease) in net interest income             $ 2,216        $ 3,943            $ 6,159
                                                       =======        =======            =======
________________________

(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

NONINTEREST EXPENSE

Total noninterest expenses for 1996 were $31,821,000 compared to $22,858,000 for the same period last year, an increase of $8,963,000. Noninterest expenses for 1996 include a $2,539,000 charge for the SAIF Special Assessment and a $1,611,000 provision for losses on ORE. G&A expenses for 1996, included in the noninterest expense total, were $27,352,000 compared to $22,119,000, an increase of $5,233,000. The increase was primarily the result of expanding the Company's mortgage banking activities and related administrative support units.

The following table reflects the components of noninterest expense for the years ended December 31, 1996 and 1995 (in thousands):

                                                             For the Years Ended December 31,
                                                    ---------------------------------------------------
                                                                                              Increase
                                                       1996              1995                (Decrease)
                                                      ------            ------               ----------
Salaries and benefits                               $ 14,309         $  11,251
Net occupancy expense                                  4,507             3,211                   1,296
Advertising                                              519               439                      80
Data processing fees and services                      1,451             1,152                     299
FDIC and state assessments                               949             1,566                    (617)
Other operating expense                                5,617             4,500                   1,117
                                                    --------          --------                --------
G & A expenses                                        27,352            22,119                   5,233
SAIF Special Assessment                                2,539                 -                   2,539
Provision for losses on ORE                            1,611                 -                   1,611
Other ORE expense (income)                              (172)              289                    (461)
Amortization of premium on deposits                      491               450                      41
                                                    --------          --------                --------
Total noninterest expense                           $ 31,821          $ 22,858                $  8,963
                                                    ========          ========                ========



YEARS ENDED DECEMBER 31, 1995 AND 1994

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1995 AND 1994

Overview

Total assets were $801,995,000 at December 31, 1995 compared to $626,445,000 at year-end 1994, an increase of $175,550,000 or 28.0%. The source of funds for this growth included $126,591,000 in deposits from the thirteen branches opened in the latter part of 1994 and throughout 1995. These additional funds were primarily invested in residential and commercial real estate-secured loans. Total stockholders' equity increased by $14,738,000 to $50,903,000 at year- end 1995 as a result of the 1995 stock offerings and earnings retention.

Investment and Mortgage-Backed Securities

Investment securities, consisting of U.S. Treasury and federal agency securities, were $64,801,000 at December 31, 1995 compared to $40,271,000 at December 31, 1994, an increase of $24,530,000. This increase included $19,652,000 from securitizing a portion of the Company's residential loan originations into mortgage backed securities to improve liquidity and risk based capital ratios.

Loans

Total loans were $669,416,000 at December 31, 1995, an increase of $153,081,000 or 29.6% over the $516,335,000 total at year-end 1994. One-to-four family residential mortgages amounted to $388,221,000 at year-end 1995 compared to $293,146,000 at the prior year-end, an increase of $95,075,000. Fundings of residential loans through direct lending activities and a correspondent/broker network amounted to $119,703,000 and there were $100,305,000 in residential loan purchases. The next largest loan category, commercial real estate, amounted to $153,193,000 at December 31, 1995 compared to $112,050,000 at year-end 1994, an increase of $41,143,000. Multi-family residential loans amounted to $75,127,000 at year-end 1995 compared to $60,795,000 at December 31, 1994. Substantially all fundings of commercial real estate and multi-family residential loans were through direct lending activities.

Commercial (business) loans amounted to $29,687,000 at December 31, 1995 compared to $24,579,000 at year-end 1994, an increase of $5,108,000. Consumer loans, consisting primarily of loans secured by second liens on residential real estate, amounted to $6,847,000 at year-end 1995 compared to $6,426,000 at end of the prior year, an increase of $421,000.

Allowance for Loan Losses

The allowance for loan losses amounted to $14,910,000 at December 31, 1995 (2.23% of total loans), an increase of $7,845,000 from the $7,065,000 allowance at December 31, 1994. This increase primarily resulted from the transfer of $7,658,000 of discounts from purchases of various loan pools into an allowance established for those loans. During March 1995 the largest of those loan purchases was made, amounting to $48,061,000 in aggregate principal amount of seasoned, adjustable rate, residential loans (the "March 1995 Purchase") for a cash payment of $39,889,000 with a resulting discount of $8,172,000. The March 1995 Purchase included 941 loans amounting to $46,293,000, which were current as to their scheduled principal and interest payments, and 34 loans amounting to $1,768,000 which were delinquent 90 days or more. Of this discount, $7,189,000 was allocated to the allowance for those loans, based primarily on management's evaluation of collateral values, with the $982,000 remainder to be taken as a yield adjustment over the remaining life of the loans. At December 31, 1995, the amount included in the allowance allocated to the March 1995 Purchase was $6,910,000 and such portion allocated to the allowance is available only to absorb losses in such portfolio. For a discussion of the use of allocated loan loss reserves, see "Business -- Asset Quality". Management continually monitors the status of its purchased loans and may, at a later date, adjust the amounts allocated between loan discount and the loan loss reserve. Other activity to the allowance included provisions for loan losses of $1,685,000 (based generally on the growth in the loan portfolio), loan charge-offs (net of recoveries) of $1,498,000, and $503,000 in discounts allocated to allowance from other loan purchases.

Nonperforming Assets

Nonperforming assets amounted to $23,494,000 or 2.93% of total assets at December 31, 1995, as compared to $22,519,000 or 3.59% of total assets at December 31, 1994. Nonperforming assets consisted of $15,430,000 of nonperforming loans and $8,064,000 of ORE. The $975,000 increase during the year consisted primarily of the addition of nonperforming commercial (business) and commercial real estate loans totaling $4,020,000, partially offset by the removal from nonperforming status, through repayment and/or return to performing status, of commercial (business) loans and commercial real estate loans totaling $2,310,000. Other reductions to nonperforming assets were in commercial (business) loans ($115,000), consumer loans ($300,000) and ORE ($1,214,000).

Deposits

Total deposits were $743,105,000 at December 31, 1995, compared to $583,885,000 at the prior year-end, an increase of $159,220,000 or 27.3%. Time deposits increased $186,008,000 which was partially offset by reductions of $21,177,000 in savings accounts and $8,119,000 in money market accounts. Of the total increase in deposits, $126,591,000 is attributable to deposit growth at 13 new branch locations opened in 1994 and 1995.

Stockholders' Equity

Stockholders' equity was $50,903,000 at December 31, 1995, or 6.4% of total assets compared to $36,165,000 or 5.8% of total assets at December 31, 1994. At December 31, 1995, the Tier 1 Capital ("Leverage") ratio was

6.00%, the Tier 1 Risk-Based Capital ratio was 9.17%, and the Total Risk-Based Capital ratio was 10.30%, all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized". On June 27, 1995, an offering was completed to the public and the stockholders of 800,000 shares of common stock. The common stock was offered through a combined subscription rights offering and an underwritten public offering. The number of shares subscribed for in the subscription rights offering totaled 287,049 with 512,951 shares sold in the public offering. The price per share was $12.50 for both offerings. Net proceeds were $9,137,000, after deducting advisory service fees, soliciting dealer fees and underwriting discounts or commissions of $612,000 and offering expenses of $251,000.

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1995 AND 1994

Overview

Net income for the year ended December 31, 1995 was $5,773,000 compared to $6,901,000 for the same period of the previous year which included the non-recurring benefit from certain income tax items and a full year's accretion of negative goodwill. Income tax expense was $1,875,000 for 1995 compared to $468,000 in 1994, an increase of $1,407,000. This was primarily due to a $1,300,000 decrease in the deferred income tax valuation allowance in 1994 which reduced income tax expense by that amount. Excluding the accretion of negative goodwill, core net income was generally unchanged at $4,195,000 for 1995 compared to $4,196,000 for 1994. Earnings per share were $1.26 for 1995 ($.92 excluding negative goodwill accretion) compared to $1.67 for 1994 ($1.02 excluding negative goodwill accretion in 1994). Return on average assets for 1995 was .77% (.56% excluding negative goodwill accretion) compared to 1.25% and .76% in the prior year, while return on average equity was 13.47% (9.79% excluding the negative goodwill), compared to 21.34% and 12.97% in 1994.

Analysis of Net Interest Income

Net interest income for 1995 was $27,862,000 compared to $20,244,000 for 1994. This $7,618,000 or 37.6% increase, was primarily the result of additional income from balance sheet growth throughout 1994 and 1995 and a more favorable asset mix as liquid assets were redeployed into higher-yielding loans.
Interest income was $57,863,000 for 1995, an increase of $20,748,000 over 1994. Interest expense increased by $13,130,000 from $16,871,000 for 1994 to $30,001,000 for 1995. Average asset yield increased 95 basis points and average earning assets increased $192,733,000, while the average cost of interest-bearing liabilities increased 106 basis points as a result of a more competitive market for customer deposits during 1995. Net interest spread decreased 11 basis points from 3.77% for 1994 to 3.66% for 1995 while net interest margin, which includes the benefit of noninterest bearing funds, was generally unchanged at 3.94% for 1995 compared to 3.96% for 1994.

Provision for Loan Losses

The provision for loan losses for 1995 was $1,685,000, an increase of $110,000 over $1,575,000 for 1994. The larger provisions in 1995 and 1994 were primarily in response to the continued growth in the loan portfolio and management's decision to maintain a higher loan loss allowance.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1995 and 1994 (in thousands):

                                                                   Years Ended December 31,
                                     ------------------------------------------------------------------------
                                                     1995                                 1994
                                     -----------------------------------   ----------------------------------
                                      Average                    Average      Average                  Average
                                      Balance        Interest      Rate       Balance      Interest      Rate
                                      -------        --------    -------      -------      --------    -------
Summary of Average Rates
------------------------
Interest earning assets:
  Loans, net                           $604,535     $ 52,389      8.65%       $396,238     $32,699      8.24%
  Investment securities                  31,042        1,431      4.60          47,631       1,939      4.06
  Mortgage backed securities             13,515          827      6.12               -           -      -
  Interest bearing deposits in banks        290           17      5.82             549          16      2.98
  FHLB stock                              3,126          231      7.40             255          13      5.00
  Federal funds sold                     49,978        2,968      5.86          65,080       2,448      3.71
                                       --------     --------                  --------     -------
  Total interest-earning assets         702,486       57,863      8.21         509,753      37,115      7.26
  Non interest-earning assets            45,556                                 40,499
                                       --------                               --------
  Total assets                         $748,042                               $550,252
                                       ========                               ========
Interest-bearing liabilities:
  Interest checking                   $  67,005        1,081      1.61        $ 63,390       1,086      1.71
  Savings                                90,904        3,281      5.57          66,049       2,136      3.24
  Money market                           58,862        1,735      2.94          72,211       1,587      2.20
  Time deposits                         439,824       23,777      5.41         279,058      11,958      3.49
  FHLB advances                               -            -      -                658          36      5.52
  Other borrowings                        3,304          127      3.85           2,259          68      2.97
                                       --------     --------                  --------    --------
  Total interest-bearing liabilities    659,899       30,001      4.55         483,625      16,871      3.49
                                                    --------                              --------
  Non interest-bearing liabilities       45,285                                 34,411
  Stockholders' equity                   42,858                                 32,216
                                       --------                               --------
  Total liabilities and equity         $748,042                               $550,252
                                       ========                               ========

Net interest income/net interest spread             $ 27,862      3.66%                   $ 20,244      3.77%
                                                    ========      ====                    ========      ====
Net interest margin                                               3.94%                                 3.96%
                                                                  ====                                  ====

                                                      Increase (Decrease) Due to (1)
                                                      ------------------------------
Changes in Net Interest Income                        Volume             Rate              Total
------------------------------                        ------             ----              -----
Interest earning assets:
  Loans, net                                          $ 18,651       $  1,038           $ 19,689
  Investment securities                                   (741)           233               (508)
  Mortgage backed securities                               827              -                827
  Interest bearing deposits in banks                       (10)            11                  1
  FHLB stock                                               210              9                219
  Federal funds sold                                      (662)         1,182                520
                                                      --------       --------           --------
   Total change in interest income                      18,275          2,473             20,748
Interest-bearing liabilities:
    Interest checking                                       60            (65)                (5)
    Savings                                              1,451           (306)             1,145
    Money market                                          (329)           477                148
    Time deposits                                        9,533          2,291             11,819
    FHLB advances                                          (18)           (18)               (36)
    Other borrowings                                        64             (5)                59
                                                      --------       --------           --------
    Total change in interest expense                    10,761          2,369             13,130
                                                      --------       --------           --------
Increase (decrease) in net interest income            $  7,514       $    104           $  7,618
                                                      ========       ========           ========
------------------------

(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Income

Noninterest income for 1995 was $2,751,000 compared to $2,612,000 for 1994, an increase of $139,000. The prior year had included $315,000 from settlement of a claim against a borrower released from bankruptcy. Included in 1995 was a $57,000 lease termination settlement from a lessee who had sublet space in a building leased by the Company. Other improvements were due to a $148,000 increase in service charge and fee income from higher deposit levels and gains on sale of loans of $124,000. Income from processing charge card deposits for merchants was $250,000 in 1995 compared to $204,000 in 1994. This program was discontinued in August 1995.

The following table reflects the components of noninterest income for the years ended December 31, 1995 and 1994 (in thousands):

                                                                    For the Years
                                                                  Ended December 31,
                                                  -------------------------------------------------
                                                                                              Increase
                                                       1995               1994               (Decrease)
                                                      ------             ------              ----------

Service charges on deposit accounts                 $  1,395           $ 1,247              $   148
Loan fee income                                          277               368                  (91)
Merchant charge card processing fees                     250               204                   46
Gains on sales of loans                                  124                 -                  124
Other income                                             705               793                  (88)
                                                      ------             -----                -----
Total noninterest income                            $  2,751           $ 2,612               $  139
                                                      ======            ======                =====


Noninterest Expense

Total noninterest expenses for 1995 were $22,858,000 compared to $16,617,000 for the same period last year, an increase of $6,241,000. G & A expenses for 1995 were $22,119,000 compared to $14,916,000, an increase of $7,203,000. The primary reasons for these increases were the additional personnel and other operating costs related to the thirteen new branches which accounted for $2,912,000 of the increase in G & A expense, an overall expansion of the lending and administrative functions, and a $252,000 expense to record a loss on reimbursing credit cardholders for chargebacks.

The following table reflects the components of noninterest expense for the years ended December 31, 1995 and 1994 (in thousands):

                                                                         For the Years
                                                                       Ended December 31,
                                                      -------------------------------------------------
                                                                                              Increase
                                                          1995            1994               (Decrease)
                                                         ------          ------              ----------
Salaries and benefits                                 $ 11,251          $  7,339              $ 3,912
Net occupancy expense                                    3,211             1,308                1,903
Advertising                                                439               349                   90
Data processing fees                                     1,152             1,472                 (320)
FDIC and state assessments                               1,566             1,188                  378
Loan collection and repossession expense                   128               206                  (78)
Other operating expense                                  4,372             3,054                1,318
                                                      --------          --------              -------
G & A expenses                                          22,119            14,916                7,203
Other real estate expense (net)                            289               432                 (143)
Amortization of premium on deposits                        450             1,269                 (819)
                                                      --------          --------              -------
Total noninterest expense                             $ 22,858          $ 16,617              $ 6,241
                                                      ========          ========              =======



Income Taxes

Income tax expense for 1995 was $1,875,000, which was net of a $177,000 reduction in the estimated amount of the valuation allowance for the deferred tax asset and a $122,000 tax credit related to the prior year's income tax return. The income tax provision for the same period in 1994 was $468,000 which was net of a $1,300,000 decrease in the valuation allowance.

SELECTED QUARTERLY FINANCIAL DATA

Summarized selected quarterly financial information for the years ended December 31, 1996 and 1995 follows (in thousands except share data):


                                                                  1996
                                          ----------------------------------------------------
                                           First          Second          Third         Fourth
                                          Quarter         Quarter        Quarter        Quarter
                                          -------         -------        -------        -------
   Interest income                       $ 15,862        $ 15,937       $ 16,725       $ 18,423
   Interest expense                         7,927           7,822          8,455          8,722
                                         --------        --------       --------       --------
      Net interest income                $  7,935        $  8,115       $  8,270       $  9,701
                                         ========        ========       ========       ========

      Net income                         $  1,204        $  1,269       $   (202)      $  1,513
                                         ========        ========       ========       ========

   "Core" earnings per share             $   0.26        $   0.29       $   0.26       $   0.28
   Gain on sale of ORE held
    for investment                              -               -              -              -
   SAIF special assessment                      -               -           (.32)             -
   Provision for losses on ORE               (.02)           (.03)          (.13)          (.02)
                                         --------        --------       --------       --------
      Total earnings per share           $   0.24        $   0.26       $   (.04)      $   0.30
                                         ========        ========       ========       ========


                                                                 1996
                                         ----------------------------------------------------
                                           First          Second         Third         Fourth
                                          Quarter         Quarter       Quarter        Quarter
                                          -------         -------       -------        -------

   Interest income                      $  12,490       $  14,630      $  14,842     $  11,005
   Interest expense                         6,374           7,782          7,794         5,136
                                        ---------       ---------      ---------     ---------
      Net interest income                   6,116           6,848          7,048         5,869
                                        =========       =========      =========     =========

      Net income                        $   1,523       $   1,736      $   1,831     $   1,246
                                        =========       =========      =========     =========

   "Core" earnings per share            $    0.18       $    0.25      $    0.21     $    0.25
   Accretion of negative goodwill            0.16            0.16           0.05             -
                                        ---------       ---------      ---------     ---------

      Net income per share              $    0.34       $    0.41      $    0.26     $    0.25
                                        =========       =========      =========     =========


ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

Liquidity

The Asset/Liability Management Committee ("ALCO") reviews the Company's liquidity, which is its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, and sales of investments. The Bank is a member of the FHLB and has the ability to borrow to supplement its liquidity needs.

At December 31, 1996, the liquidity ratio, consisting of net cash and investments of $111,331,000 divided by net deposits and short-term liabilities of $829,437,000, was 13.42% as compared to 12.27% at December 31, 1995. Net liquid assets were $35,235,000 in excess of the amount required by Florida banking regulations.

Asset/Liability Management

One of the primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures which delegate to ALCO the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest- rate risk, monitor loan originations and deposit activity, and approve all pricing strategies.

The management of interest rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or repricing within certain periods, and liabilities maturing or repricing within the same period, is commonly referred to as the "gap" for such period. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. "Negative gap" occurs when, during a specific time period, an institution's liabilities are scheduled to reprice more rapidly than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution's interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution's interest expense would decrease more rapidly than its interest income. "Positive gap" occurs when an institution's assets are scheduled to reprice more rapidly than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution's interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution's interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

ALCO uses an industry standard computer modeling system to analyze the impact of financial strategies prior to their implementation. The system attempts to simulate the asset and liability base and project future operating results under a variety of interest rate and spread assumptions. Through this management tool, management can also, among other things, project the effects of changing its asset and liability mix and modifying its balance sheet, and identify appropriate investment opportunities. The results of these simulations are evaluated within the context of the interest-rate risk policy, which sets out target levels for the appropriate level of interest-rate risk.

The policy is to maintain a cumulative one-year gap of no more than 15% of total assets. Management attempts to conform to this policy primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations and loan purchases carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and to provide it with the ability to utilize long-term fixed-rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk but such instruments are used to limit the exposure to changes in the value of residential loans held for resale. Management may expand its use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.

The cumulative one year gap at December 31, 1996 was a positive $17,096,000 or
1.88% (expressed as a percentage of total assets).   Management will attempt to
moderate any lengthening of the repricing structure of earning assets by emphasizing variable-rate assets and, where appropriate, match-funding longer-term fixed rate loans with FHLB advances. See "Business -- Sources of Funds".

The following table presents the anticipated maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 1996. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization. Where appropriate, prepayment assumptions are used to determine the repayment amounts based on the coupon rates in the portfolio. Repricing of time deposits is based on their scheduled maturities. Statement savings deposits are assumed to reprice at 8.3% of the total balance in the first three months, 8.3% in the four-to-six month category, 16.7% in the six-to-12 month category, and the remaining 66.7% from one to five years. Passbook savings deposits are assumed to reprice equally over a 24 month period. Repricing of interest checking and money market accounts is assumed to occur at 10% of the total balance for every three month interval.




                   [Balance of page intentionally left blank]

                         INTEREST SENSITIVITY ANALYSIS
                               DECEMBER 31, 1996
                                ($ IN THOUSANDS)


                                     0-3 months           4-12 months               1-5 Years         Over 5 Years
                                   -----------------    ----------------        ----------------     -----------------
                                              Yield/               Yield/                  Yield/               Yield/
                                   Amount      Rate     Amount      Rate         Amount     Rate     Amount      Rate
                                   ------      ----     ------      ----         ------     ----     ------      ----

Interest-earning assets:
U.S. Treasury securities
  and government agencies         $  52,471     4.77%   $   8,887    5.24%      $  11,494    5.68    $       -       -%
Revenue bonds                             -         -           -        -          1,545    8.60            -       -
Mortgage backed securities                -         -      20,004     5.50              -       -            -       -
Federal funds sold                    8,000      5.31           -        -              -       -            -       -
Interest bearing deposits
  in banks                              118      5.26           -        -              -       -            -       -
FHLB stock                                -         -           -        -              -       -        4,830    7.25
Loans                               156,218      9.00     218,604     8.20        235,880    8.75      133,760    8.11
                                  ---------             ---------               ---------            ---------
Total interest-earning
  assets                          $ 216,807      7.84   $ 247,495     7.88      $ 248,919    8.61    $ 138,590    8.08


Interest-bearing liabilities:
Deposits
  Interest checking               $   8,763      1.09   $  26,289     1.09      $  52,587    1.09    $       -       -

  Money market                        2,721      2.08       8,163     2.08         21,781    2.08            -       -

  Savings                             2,196      1.98       6,588     1.98         17,555    1.98            -       -

  Passbook Gold                      27,453      4.87      82,357     4.87        109,801    4.87            -       -

  Time deposits                      69,845      5.14     197,279     5.22        144,501    5.88           41    6.40
  Subordinated debt                       -         -           -        -              -       -        6,000    6.00
  Obligations under capital
    leases                               45      7.49         135     7.49            308    7.49            -       -

  Repurchase agreements              15,372      4.36           -        -              -       -            -       -
                                  ---------             ---------               ---------            ---------
Total interest-bearing
  liabilities                    $  126,395      4.59   $ 320,811     4.65      $ 346,533    4.40    $   6,000    6.00
                                  ---------             ---------               ---------            ---------
Excess (deficiency) of interest-
  earning assets over interest-
  bearing liabilities             $  90,412     3.25%   $ (73,316)   3.23%      $ (97,614)  4.21%    $ 132,549    2.07%
                                  =========     ====    =========   =====       =========   ====     =========    ====
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities                     $  90,358     3.25%   $  17,096    3.23%      $ (80,518)  3.59%    $  52,031    3.57%
                                  =========     ====    =========    ====       =========   ====     =========    ====
Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities as a percent
  of total assets                               9.96%                1.88%                 (8.87)%                5.73%
                                                ====                 ====                  =====                  ====


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided at pages 45 through 69 within the Consolidated Financial Statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such items to report.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company and Bank

The information relating to the Directors of the Company and Bank appears on pages 5 through 8 of the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "Nominees for Director" and is incorporated by reference.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer's business experience during the past five years and certain other information:

    John W. Sapanski (66)--Chairman of the Board, President and Chief Executive Officer of both the Company and the Bank. Mr. Sapanski has been Chairman of the Board and Chief Executive Officer since June 1993. He has 45 years of banking experience, including service with the Dime Savings Bank in New York, New York from 1949 to 1987 where he acted as President and Chief Operating Officer from 1981 to 1987 and service with Florida Federal Savings Bank in St. Petersburg, Florida ("Florida Federal") from 1988 to 1991 where he acted as President and Chief Executive Officer from 1988 to 1991. Mr. Sapanski was President and Chief Executive Officer of Florida Federal at the time the OTS placed Florida Federal in conservatorship. Mr. Sapanski was retained by the Resolution Trust Corporation (the "RTC"), the conservator for Florida Federal, to assist in managing the institution in conservatorship until it was sold by the RTC to First Union Corporation in August 1991.

    Fred Hemmer (42)--Director of the Bank, Senior Executive Vice President of the Bank in charge of Corporate Banking and Special Assets. Mr. Hemmer has served as Executive Vice President since joining the Company in 1991. He previously served as Executive Vice President of Rutenberg Corporation, a real estate development company based in Clearwater, Florida, from 1980 to 1991. Mr. Hemmer is a certified public accountant and served with Arthur Andersen & Co. from 1976 to 1980. Mr. Hemmer is also a licensed real estate broker and certified general contractor.

    William R. Falzone (49)--Treasurer of the Company, Executive Vice President and Chief Financial Officer of the Bank. Mr. Falzone joined the Company in February 1994. He was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Senior Vice President and Controller and as Director of Financial Services. Most recently, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has over 20 years of banking experience and is also a certified public accountant.

    John W. Fischer, Jr. (48)--Executive Vice President of the Bank in charge of Consumer Banking. Mr. Fischer, who joined the Company in December 1993, has over 20 years of banking experience in retail branch management, consumer and residential lending. Mr. Fischer formerly served as Regional Marketing Director for Western Reserve Life in Clearwater, Regional Vice President of Great Western Bank in Miami and Executive Vice President/Consumer Financial Services for Florida Federal Savings Bank in St. Petersburg. Mr. Fischer holds a life, health, annuity and Series 7 securities license.

    Richard C. Gleitsman (43)--Executive Vice President and Chief
Administrative Officer of the Bank. Mr. Gleitsman joined the Company in December 1993, having previously served as Executive Vice President and Regional Manager of CrossLand Savings Bank since 1986. He has over 25 years of banking experience in retail branch management, loan servicing, human resources, data processing, and executive administration.

    Kathleen A. Reinagel (45)--Executive Vice President of the Bank in charge of Credit and Loan Administration. Ms. Reinagel, who has served in her present position with the Company since August 1993, has over 20 years of experience in the lending field with concentration in credit and underwriting, loan documentation, due diligence and loan review. Ms. Reinagel formerly served as Vice President of WRH Mortgage, St. Petersburg, Florida and Vice President, Department Manager of Commercial Real Estate of Florida Federal.

    Steve McWhorter (35)--Division Director in charge of the Mortgage Banking Division. Mr. McWhorter joined the Bank in April, 1996, having previously served as Regional Manager of FT Mortgage Company since 1992. He has over 14 years of experience in the mortgage banking industry.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item which appears on pages 9 through 15 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders is incorporated by reference under the caption "Executive Compensation and Benefits" and "Certain Transactions".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by items 12 and 13 are incorporated by reference from the Company's Proxy Statement for its 1997 Annual Meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report at pages 45 through 69.

    1.  Financial Statements
        Financial Statements of Republic Bancshares, Inc.
        Report of Independent Certified Public Accountants
        Consolidated Balance Sheets at December 31, 1996 and 1995
        Consolidated Statements Of Operations, Stockholders' Equity and Cash
           Flows for:
              Years Ended December 31, 1996, 1995, and 1994
        Notes to Consolidated Financial Statements
    2.  Financial Statement Schedules

        All required schedules are included in the financial statements or related notes.

(b) A report on Form 8-K was filed on December 31, 1996 reporting the pending acquisition of Firstate Financial, F.A., discussions regarding a possible merger with F.F.O. Group, Inc., and completion of the sale of subordinated debentures.

(c) Exhibits:

    10.1 The Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, to the extent specifically incorporated by reference.*

    * To be filed with the SEC not later than 120 days after the end of the fiscal year covered by the Form 10-K.

                      [This page intentionally left blank]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and the Board of Directors of Republic Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                         /s/ARTHUR ANDERSEN LLP


Tampa, Florida
February 7, 1997 (except with respect to the matter discussed in Note 18, as to which the date is March 10, 1997)

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARY
           CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
                     ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                        DECEMBER 31,         December 31,
ASSETS                                                                                     1996                 1995
------                                                                                    ------                -----
Cash and due from banks                                                                   $ 27,810           $  19,806
Interest bearing deposits in banks                                                             118                   2
Investment securities:
     Held to maturity (Note 2)                                                                   -               7,015
  Available for sale                                                                        74,397              38,147
Mortgage backed securities (Note 3):
  Held to maturity                                                                               -              17,112
  Available for sale                                                                        20,004               2,527
FHLB stock                                                                                   4,830               3,540
Federal funds sold                                                                           8,000              14,621
Loans held for sale (Note 4)                                                                36,590               4,711
Loans, net (Notes 4 and 5)                                                                 693,270             649,795
Premises and equipment, net (Note 6)                                                        19,715              18,991
Other real estate owned (Note 7):
  Acquired through foreclosure, net                                                          7,363               8,064
  Held for investment                                                                            -               2,498
Other assets (Note 8)                                                                       15,771              15,166
                                                                                          --------            --------
       Total assets                                                                       $907,868            $801,995
                                                                                          ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits-
     Noninterest-bearing checking                                                        $  50,060            $ 45,641
     Interest checking                                                                      87,639              71,592
     Money market                                                                           32,665              38,535
     Savings                                                                               245,951              91,935
     Time deposits (includes $49,323 and $57,213, respectively                             411,665             495,402
       of time deposits of $100,000 or more)                                             ---------            --------
       Total deposits                                                                      827,980             743,105

  Securities sold under agreements to repurchase                                            15,372               3,072
  Subordinated debt, 6% rate, matures December 1, 2011, (Note 9)                             6,000                   -
  Other liabilities                                                                          4,197               4,915
                                                                                          --------            --------
       Total liabilities                                                                   853,549             751,092
                                                                                          --------            --------

Off-balance-sheet risk, commitments & contingencies (Note 10)

Stockholders' equity (Note 13):
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding.  Liquidation preference $6,600
     at December 31, 1996 and 1995.)                                                         1,500               1,500
  Common stock ($2.00 par, 20,000,000 shares authorized and 4,183,507
      shares issued and outstanding at December 31, 1996 and 1995)                           8,367               8,367
  Capital surplus                                                                           26,699              26,699
  Retained earnings                                                                         17,849              14,329
  Net unrealized gains (losses) on available-for-sale securities, net of tax effect            (96)                  8
                                                                                          --------            --------
       Total stockholders' equity                                                           54,319              50,903
                                                                                          --------            --------
       Total liabilities and stockholders' equity                                         $907,868            $801,995
                                                                                          ========            ========


 The accompanying notes are an integral part of these consolidated statements.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------------------
INTEREST INCOME:                                                          1996                1995           1994
                                                                          ----                ----           ----
  Interest and fees on loans                                          $  62,244          $  52,389        $ 32,699
  Interest on investment securities                                       1,413              1,431           1,939
  Interest on mortgage-backed securities                                  1,325                827               -
  Interest on federal funds sold                                          1,633              2,968           2,448
  Interest on other investments                                             332                248              29
                                                                      ---------          ---------       ---------
     Total interest income                                               66,947             57,863          37,115
                                                                      ---------          ---------       ---------

INTEREST EXPENSE:
  Interest on deposits                                                   32,426             29,874          16,767
  Interest on FHLB advances                                                  52                  -              36
  Interest on other borrowings                                              448                127              68
                                                                      ---------          ---------       ---------
     Total interest expense                                              32,926             30,001          16,871
                                                                      ---------          ---------       ---------
     Net interest income                                                 34,021             27,862          20,244

PROVISION FOR LOAN LOSSES (Note 5)                                        1,800              1,685           1,575
                                                                      ---------          ---------       ---------
     Net interest income after
     provision for possible loan losses                                  32,221             26,177          18,669
                                                                      ---------          ---------       ---------

NONINTEREST INCOME:
  Service charges and fees on deposits                                    1,606              1,395           1,247
  Income from mortgage banking activities                                 1,002                124               -
  Gain on sale of ORE - held for investment                               1,207                  -               -
  Securities gains, net                                                     370                 27               1
  Other operating income                                                  1,431              1,205           1,364
                                                                      ---------          ---------       ---------
     Total noninterest income                                             5,616              2,751           2,612

NONINTEREST EXPENSES:
  Salaries and employee benefits                                         14,309             11,251           7,339
  Net occupancy expense                                                   4,507              3,211           1,308
  Data processing fees                                                    1,451              1,152           1,472
  FDIC and state assessments                                                949              1,566           1,187
  Other operating expense                                                 6,136              4,939           3,610
                                                                      ---------          ---------       ---------
     Total general and administrative expenses                           27,352             22,119          14,916
  SAIF special assessment                                                 2,539                  -               -
  Provisions for losses on ORE                                            1,611                  -              10
  ORE expense, net of ORE income                                           (172)               289             422
  Amortization of premium on deposits                                       491                450           1,269
                                                                      ---------          ---------       ---------
     Total noninterest expenses                                          31,821             22,858          16,617
                                                                      ---------          ---------       ---------

Income before negative goodwill
   accretion and income taxes                                             6,016              6,070           4,664
Negative goodwill accretion (Note 1)                                          -              1,578           2,705
                                                                      ---------          ---------       ---------
Income before income taxes                                                6,016              7,648           7,369
Income tax provision (Note 8)                                             2,232              1,875             468
                                                                      ---------          ---------       ---------
NET INCOME                                                            $   3,784          $   5,773       $   6,901
                                                                      =========          =========       =========
PER SHARE DATA:
   Net income per common and common
   equivalent share (Note 14)                                         $     .76          $    1.26       $    1.67
                                                                      =========          =========       =========
   Weighted average common and common
   equivalent shares outstanding (Note 14)                            4,952,937          4,562,642       4,136,790
                                                                      =========          =========       =========


 The accompanying notes are an integral part of these consolidated statements.

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARY
               CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                               ($ IN THOUSANDS)

                                 PERPETUAL PREFERRED                                                      NET UNREALIZED
                                  CONVERTIBLE STOCK              COMMON STOCK                             GAINS (LOSSES)
                                 -------------------          ------------------                           ON AVAILABLE
                                 SHARES                       SHARES                 CAPITAL    RETAINED     FOR SALE
                                 ISSUED       AMOUNT          ISSUED     AMOUNT      SURPLUS    EARNINGS    SECURITIES  TOTAL
                                 ------       ------          ------     ------      -------    --------    ----------  -----
BALANCE, DECEMBER 31, 1993        75,000    $  1,500       3,365,387   $  6,731     $ 19,041    $  2,182     $  -      $ 29,454

   Net income                          -           -               -          -            -       6,901        -         6,901
   Net unrealized losses
     on available-for-sale
     securities, net of tax effect     -           -               -          -            -           -      (54)          (54)
   Proceeds from exercise of
     stock options                     -           -          14,950         30           98           -        -           128
   Dividends on preferred
     stock                             -           -               -          -            -        (264)       -          (264)
                                  ------    --------       ---------   --------     --------    --------     ----      --------
BALANCE, DECEMBER 31, 1994        75,000       1,500       3,380,337      6,761       19,139       8,819      (54)       36,165

   Net income                          -           -               -          -            -       5,773        -         5,773
   Net unrealized gains on
     available-for-sale securities,
     net of tax effect                 -           -               -          -            -           -       62            62
   Issuance of common stock            -           -         800,000      1,600        7,537           -        -         9,137
   Proceeds from exercise of
     stock options                     -           -           3,170          6           23           -        -            29
   Dividends on preferred
     stock                             -           -               -          -            -        (263)       -          (263)
                                  ------    --------       ---------   --------     --------    --------     ----      --------
BALANCE, DECEMBER 31, 1995        75,000       1,500       4,183,507      8,367       26,699      14,329        8        50,903

   Net income                          -           -               -          -            -       3,784        -         3,784
   Net unrealized loss on
     available-for-sale securities,
     net of tax effect                 -           -               -          -            -           -     (104)         (104)
   Dividends on preferred
     stock                             -           -               -          -            -        (264)       -          (264)
                                  ------    --------       ---------   --------     --------    --------     ----      --------
BALANCE, DECEMBER 31, 1996        75,000    $  1,500       4,183,507   $  8,367     $ 26,699    $ 17,849     $(96)     $ 54,319
                                  ======    ========       =========   ========     ========    ========     ====      ========




 The accompanying notes are an integral part of these consolidated statements

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED
                                                                                     DECEMBER 31,
                                                                        --------------------------------------
                                                                           1996            1995          1994
                                                                           ----            ----          ----
OPERATING ACTIVITIES:
Net income                                                               $  3,784      $  5,773       $  6,901
Reconciliation of net income to net cash provided:
  Provision for loan and ORE losses                                         3,411         1,685          1,585
  Depreciation and amortization, net                                       (1,539)          (26)           129
  Amortization of premium and (accretion) of fair value, net                  553          (901)        (1,162)
  Gain on sale of loans                                                    (1,002)         (124)            -
  Gain on sale of investment securities                                      (370)          (27)            -
  Gain on sale of other real estate owned                                  (1,442)           (4)           (89)
  Capitalization of mortgage servicing                                     (1,741)           -              -
  Gain on disposal of premises and equipment                                   (2)           -              75
  Net increase in deferred tax benefit                                     (1,574)       (1,024)            -
  Net (increase) decrease in other assets                                   2,222        (3,455)        (1,887)
  Net increase (decrease) in other liabilities                               (719)        2,179           (339)
                                                                         --------      --------       --------
     Net cash provided by operating activities                              1,581         4,076          5,213
                                                                         --------      --------       --------

INVESTING ACTIVITIES:
  Net (increase) decrease in interest bearing deposits in banks              (116)          148            550
  Proceeds from sale of premises and equipment                                  -             -             13
  Proceeds from sales & maturities of:
    Investment securities held to maturity                                  7,000        24,000         18,900
    Investment securities available for sale                               72,545         3,972          6,991
    Mortgage backed securities available for sale                          21,848         9,732              -
  Purchase of investment securities held to maturity                            -             -        (19,669)
  Purchase of investment securities available for sale                   (108,636)      (33,083)       (10,989)
  Purchase of mortgage backed securities                                  (20,105)           -               -
  Principal repayment on mortgage backed securities                         4,431           714              -
  Purchase of FHLB stock                                                   (1,291)       (2,248)        (1,292)
  Net increase in loans                                                   (85,087)     (178,001)      (197,859)
  Purchase of premises and equipment                                       (2,201)       (6,282)        (3,088)
  Proceeds from sale of other real estate owned                             8,270         3,234          5,260
  Investments in other real estate owned (net)                                232           358         (7,246)
                                                                       ----------     ---------     ----------
     Net cash used in investing activities                               (103,110)     (177,456)      (208,429)
                                                                       ----------     ---------      ---------

FINANCING ACTIVITIES:
  Net increase in deposits                                                 84,875       159,212         89,551
  Net increase in repurchase agreements                                    12,301           991            916
  Proceeds from issuance of subordinated debt                               6,000             -              -
  Proceeds from issuance of common stock                                        -         9,166            128
  Dividends on perpetual preferred stock                                     (264)         (263)          (264)
                                                                        ---------    ----------      ---------
     Net cash provided by financing activities                            102,912       169,106         90,331
                                                                        ---------     ---------       --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                          1,383        (4,274)      (112,885)
CASH AND CASH EQUIVALENTS, beginning of period                             34,427        38,701        151,586
                                                                       ----------    ----------       --------
CASH AND CASH EQUIVALENTS, end of period                               $   35,810    $   34,427       $ 38,701
                                                                       ==========    ==========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for-
        Interest                                                         $ 33,031      $ 29,419       $ 16,448
        Income taxes                                                        4,144         1,516          2,222


  The accompanying notes are an integral part of these consolidated statements

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the Company) include the accounts of the Company, and Republic Bank (the "Bank") and the Bank's wholly-owned subsidiaries, RBREO, Inc., Tampa Bay Equities, Inc., VQH Development, Inc., and Republic Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated. On November 21, 1995, the Bank's Board of Directors approved for shareholder consideration an Amended and Restated Plan of Share Exchange and Reorganization (the "Reorganization") under which the Bank became a wholly-owned subsidiary of Company. On the effective date and time of the Reorganization, all holders of shares of the Bank's Common and Preferred Stock at the November 30, 1995 record date received one share of Company Common Stock for each share of the Bank's Common Stock held of record and one share of Company Preferred Stock for each share of the Bank's Preferred Stock held of record. Holders of outstanding options to purchase or acquire the Bank's Common Stock received options to purchase an equal number of shares of Company Common Stock. All necessary governmental and shareholder approvals for the Reorganization were received. The Company's primary source of income is from its banking subsidiary which operates 32 branches throughout west central Florida. The Bank's primary source of revenue is derived from net interest income on loans and investments and income from mortgage banking activities.

Negative Goodwill

On May 28, 1993 (the "Purchase Date") over 99 percent of the Company's outstanding common stock was acquired for $4,450,000 (the "Purchase Price"). Also, on May 28, 1993, 583,334 additional shares of common stock were issued for $3,500,000. The acquisition was accounted for by the purchase method of accounting. Assets and liabilities were restated based upon their fair value as of the Purchase Date. The excess of the restated net book value over the Purchase Price was recorded as a reduction of the non current assets, to the extent available. The remaining difference was recorded as excess of fair value over purchase price ("negative goodwill"), as follows (in thousands):

      Adjustments to fair market value:
         Loans                                                                                           $   596
         Investment securities                                                                               161
         Time deposits                                                                                        36
      Write-off of noncurrent assets:
         Premises and equipment                                                                           (1,432)
         Other assets                                                                                        (43)
      Adjustments to equity accounts:
         Retained earnings                                                                                 1,320
         Capital surplus                                                                                   5,224
                                                                                                         -------
      Excess of fair value over purchase price                                                           $ 5,862
                                                                                                         =======

The negative goodwill was accreted into income on a straight-line basis over 26 months beginning May 28, 1993 and ending July 31, 1995, which was based on the estimated life of the loans, investments and deposits acquired. The premiums on loans and investment securities and the discount on demand and other time deposits were amortized into income on a straight-line basis over periods based on the estimated life of the related loans, securities or deposits ranging from 12 to 30 months.

Dependence on Estimates, Appraisals and Evaluations

The financial statements, in conformity with generally accepted accounting principles, are dependent upon estimates, appraisals and evaluations of loans, other real estate owned and other assets and liabilities, and disclosure of contingent assets and liabilities. Changes in such estimates, appraisals and evaluations might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Actual results may differ from those estimates.

Investment Securities

Securities that the Company has both the positive intent and ability to hold to maturity are classified as Held to Maturity and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities Available for Sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect.

Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in interest on investment securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported under non-interest income.

Loans

Interest on commercial and real estate loans and substantially all installment loans is recognized monthly on the loan balance outstanding. The Company's policy is to discontinue accruing interest on loans 90 days or more delinquent and restructured loans that have not yet demonstrated a sufficient payment history, which, in the opinion of management, may be doubtful as to the collection of interest or principal. These loans are designated as "non-accrual" and any accrued but unpaid interest previously recorded is reversed against current period interest revenue.

Loan origination and commitment fees net of certain costs are deferred, and the amount is amortized as an adjustment to the related loan's yield, generally over the contractual life of the loan. Unearned discounts and premiums on loans purchased are deferred and amortized as an adjustment to interest income on a basis that approximates level rates of return over the terms of the loan.

Hedging Contracts and Loans Held for Sale

The Company manages its interest rate market risk on the loans held for sale and its estimated future commitments to originate and close mortgage loans for borrowers at fixed prices ("Locked Loans") through hedging techniques which include derivative contracts and fixed price forward delivery commitments ("Forward Commitments") to sell mortgage- backed securities or specific whole loans to investors on a mandatory or best efforts basis. The Company records the inventory of loans held for sale at the lower of cost or market on an aggregate basis after considering any market value changes in the loans held for sale, Locked Loans, and Forward Commitments.

Mortgage Servicing Rights

On July 1, 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65", was adopted. SFAS No. 122 permits an allocation of a portion of the cost of loan origination to the rights to service mortgage loans. Approximately $1,188,000 and $117,000 was capitalized relating to originated mortgage servicing rights ("OMSRs") during 1996 and 1995, respectively. As of December 31, 1996 and 1995, the unamortized portion of these OMSRs were $1,271,000 and $113,000, respectively. For purposes of measuring impairment, OMSRs are stratified based on the loan type, interest rate and maturity of the underlying loans.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and

Extinguishment of Liabilities", which is effective for the Company's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company is not expected to be material.

Allowance for Loan Losses

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. The Company's allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements for which the lesser of the estimated useful life of the asset or the term of the lease is used. The useful lives used in computing depreciation and amortization are as follows:

                                                                     Years
                                                                     -----
         Buildings and improvements                                     39
         Furniture and equipment                                         7
         Leasehold improvements                                     5 - 15

Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

Other Real Estate

Other real estate owned ("ORE") represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is carried at its fair value, net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

Accounting for Impairment of Long-Lived Assets

The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which was effective for the Company's fiscal year beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value.
The impact of adopting SFAS 121 upon the results of operations of the Company was not material.

Income Taxes

The Company follows the liability method which establishes deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future.

Effective April 1, 1995, federal regulations restricted the amount of deferred tax assets that can be used to meet regulatory capital requirements to an amount that the institution expects to realize within one year, or 10% of Tier 1 capital, whichever is less.

The Company and its subsidiary file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between the Company and the Bank whereby taxes for the Bank are computed as if the Bank were a separate entity. Amounts to be paid or credited with respect to current taxes are paid to or received from the Company.

Premium on Deposits

A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over 3 to 4 years. Approximately $527,000 and $1,017,000 was included in other assets in the accompanying financial statements, as of December 31, 1996 and 1995.

Stock-Based Compensation Plans

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used are to determine the pro forma effects of SFAS 123.

Cash Equivalents

For purposes of preparing the Consolidated Statements of Cash Flows, cash equivalents are defined to include cash and due from banks and federal funds sold.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the 1996 financial statement presentation.

2.    INVESTMENT SECURITIES:

The Company's investment securities consisted primarily of U.S. Treasury Bills and Notes. The investment securities of the Company at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                                                            Estimated
                                                    Amortized          Unrealized          Unrealized         Market
                                                       Cost              Gains               Losses           Value
                                                    ---------          ----------          ----------       ---------
AT DECEMBER 31, 1996:
Securities available-for-sale:
 U.S. Government Treasuries                          $  72,905         $       -           $    (53)        $  72,852
 Revenue bond                                            1,545                 -                  -             1,545
                                                     ---------         ---------           --------         ---------
  Securities available-for-sale                      $  74,450         $       -           $    (53)        $  74,397
                                                     =========         =========           ========         =========
AT DECEMBER 31, 1995:
 U.S. Government Treasuries held to maturity         $   7,015         $       -           $     (6)        $   7,009
 U.S. Government Treasuries available for sale          38,121                27                 (1)           38,147
                                                     ---------         ---------           --------         ---------
  Total U.S. Treasuries & Federal Agency Notes        $ 45,136         $      27           $     (7)        $  45,156
                                                      ========         =========           ========         =========

BOOK VALUE AT DECEMBER 31:                                                                  1996               1995
                                                                                            ----               ----
   Securities held to maturity                                                            $     -            $ 7,015
   Securities available-for-sale                                                           74,397             38,147
                                                                                          -------            -------
    Total U.S. Treasuries                                                                 $74,397            $45,162
                                                                                          =======            =======


The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity are shown below (in thousands):

                                                                   Available-for-Sale
                                                   ------------------------------------------------
                                                                        Estimated          Weighted
                                                    Amortized             Market           Average
                                                       Cost               Value             Yield
                                                     --------           ---------          -------
Due in 1 year or less                                $ 61,367           $ 61,358              4.84%
Due after 1 year through 5 years                       13,083             13,039               6.02
                                                     --------           --------
Total                                                $ 74,450           $ 74,397              5.05%
                                                     ========           ========



Proceeds from sales of U.S. Treasury and Federal Agency Notes during the years ended 1996, 1995 and 1994, were $7,545,000, $2,972,000, and $6,991,000, respectively. Gross losses of $0, $27,891 and $0 were realized for the years ended December 31, 1996, 1995 and 1994. Gross gains of $45,404, $0, and $1,094, were realized during the years ended December 31, 1996, 1995 and 1994, respectively. U.S. Treasuries and Federal Agency Notes with a par value of $19,000,000 and $8,000,000 at December 31, 1996 and 1995, respectively, were pledged to secure public deposits and for other purposes.

3.   MORTGAGE BACKED SECURITIES:

Mortgage-backed securities ("MBS"), sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (i) the Government National Mortgage Association ("GNMA"), (ii) the Federal Home Loan Mortgage Corporation ("FHLMC") and (iii) the Federal National Mortgage Association ("FNMA"). During 1996 and 1995 the Company securitized loans with a carrying value of $6,282,000 and $30,048,000, respectively, through FHLMC. The Company's MBS portfolio at December 31, 1996 consisted solely of variable rate securities issued by GNMA, and payments on those securities are backed by that government agency. MBS securities held to maturity are recorded at amortized cost, while securities available-for-sale are recorded at estimated market value. Mortgage backed securities are summarized as follows (in thousands):

                                                                                                            Estimated
                                                    Amortized          Unrealized          Unrealized         Market
                                                       Cost              Gains               Losses           Value
                                                    ---------          ----------          ----------       ---------

AT DECEMBER 31, 1996:

  GNMA held to maturity                             $       -            $      -         $        -          $      -
  GNMA available for sale                              20,105                   -               (101)           20,004
                                                    ---------            --------         ----------          --------
       Total mortgage backed securities             $  20,105            $      -         $     (101)         $ 20,004
                                                    =========            ========         ==========          ========

AT DECEMBER 31, 1995:

  FHLMC held to maturity                            $  17,112            $    114         $      (20)         $ 17,206
  FHLMC available for sale                              2,540                   -                (13)            2,527
                                                    ---------            --------         ----------          --------
       Total mortgage backed securities             $  19,652            $    114         $      (33)         $ 19,733
                                                    =========            ========         ==========          ========

BOOK VALUE AT DECEMBER 31:                                     1996                         1995
                                                               ----                         ----
    Securities held to maturity                           $        -                     $ 17,112
    Securities available-for-sale                             20,004                        2,527
                                                            --------                     --------
          Total MBS                                         $ 20,004                     $ 19,639
                                                            ========                     ========


At December 31, 1996 all MBS securities available for sale were scheduled to reprice in one year or less.

The amortized cost and estimated market value of the MBS portfolio at December 31, 1996, by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities as a result of prepayments of the underlying mortgages:

                                             Available-for-Sale
                                    -------------------------------------
                                                     Estimated   Weighted
                                      Amortized      Market      Average
                                        Cost          Value       Yield
                                      ---------      --------    -------
Due after 10 years                   $ 20,105        $ 20,004     5.53%
                                     --------        --------
Total                                $ 20,105        $ 20,004     5.53%
                                     ========        ========




During 1996, the Company sold FHLMC securities, with an amortized cost of $15,455,000, which had previously been classified as "Held-to-Maturity", recording net gains of $300,201, and purchased GNMA securities. The purpose of this transaction was to reduce the Company's capital requirements. As a result, and in compliance with SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", all investment securities are classified as "available-for-sale" as of December 31, 1996.

Proceeds from sales of MBS securities during the years ended December 31, 1996 and 1995 were $21,077,000 and $9,732,000, respectively. Gross gains of $354,837 and $55,038 and gross losses of $31,845 and $0, respectively, were realized on these sales. None of the MBS securities were pledged to secure public deposits or for other purposes at December 31, 1996.

4.   LOANS AND LOANS HELD FOR SALE:

Loans at December 31, 1996 and 1995, are summarized as follows (in thousands):

                                                                                1996                  1995
                                                                               ------                ------
   Real estate mortgage loans:
      One-to-four family residential                                        $ 385,701             $ 386,524
      Multi-family residential                                                 70,967                77,802
      Commercial real estate                                                  182,298               153,193
      Construction/land development                                            27,050                13,974
   Commercial loans                                                            34,617                29,898
   Consumer loans                                                               9,860                 6,798
   Other loans                                                                  1,294                 2,367
                                                                           ----------            ----------
      Total gross portfolio loans                                             711,787               670,556
   Less-allowance for loan losses (Note 5)                                   (13,134)               (14,910)
   Less-premiums and unearned discounts on loans purchased                    (4,731)                (4,561)
   Less-unamortized loan fees                                                   (652)                (1,290)
                                                                           ---------             ----------
      Total loans held for portfolio                                          693,270               649,795
   Residential loans held for sale                                             36,590                 4,711
                                                                           ----------            ----------
      Total loans                                                          $  729,860            $  654,506
                                                                           ==========            ==========


As of December 31, 1996, the Company had $36,590,000 of 1-4 residential mortgage loans available for sale with a weighted average interest rate of
8.72%.   As of December 31, 1995 loans available for sale were approximately
$4,711,000, which approximated market value, with a weighted average interest rate of 7.47%. Mortgage loans serviced for others as of December 31, 1996 and 1995 were $120,711,000 and $39,951,000, respectively.

Loans on which interest was not being accrued totaled approximately $15,351,000, $14,504,000, and $12,948,000 at December 31, 1996, 1995 and 1994,
respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $1,138,000, $1,329,000, and $647,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1996 and 1995, totaled approximately $113,000 and $1,876,000, respectively. The Company restructured loans totaling $2,516,000 and $145,000 during 1996 and 1995, respectively.

5.    ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows (in thousands):

                                                      For the Years Ended December 31,
                                                 ----------------------------------------
                                                     1996            1995           1994
                                                     ----            ----           ----
BALANCE,
   beginning of period                           $ 14,910        $  7,065         $ 6,539
   Provision for possible
      loan losses                                   1,800           1,685           1,575
   Discount on purchased loans
      allocated to (from) loan
      loss reserve                                 (1,732)          7,658             643
   Loans charged off                               (2,110)         (1,947)         (1,870)
   Recoveries of loans
      charged off                                     266             449             178
                                                 --------       ---------       ---------
BALANCE,
   end of period                                 $ 13,134        $ 14,910        $  7,065
                                                 ========        ========        ========



While management believes that the allowance for loan losses is adequate at December 31, 1996, based on currently available information, future additions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral or other factors. Additionally, the Florida Department of Banking and Finance, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses which arose due to the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of December 31, 1996 and 1995, approximately $7,150,000 and $10,249,000 of the reserve had arisen through an allocation of discounts on purchased loans.

6.    PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1996 and 1995, included (in thousands):

                                                                              1996                      1995
                                                                          ----------                ----------
Land                                                                       $  4,951                  $  4,951
Buildings and improvements                                                    9,216                     8,671
Furniture and equipment                                                       7,371                     6,120
Leasehold improvements                                                        1,051                       903
Construction in progress                                                        268                        11
                                                                           --------                  --------
   Total premises and equipment                                              22,857                    20,656
Less-accumulated depreciation and amortization                              (3,142)                    (1,665)
                                                                           --------                  ---------
   Premises and equipment, net                                             $ 19,715                  $ 18,991
                                                                           ========                  ========

7.    OTHER REAL ESTATE (ORE):

State banking regulations require the Company to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on ORE. There were two ORE properties totaling $4,477,000 at December 31, 1996, which were required to be disposed of by year-end. The Company has been granted an extension on these properties by the State. As of December 31, 1996, a third property, in the amount of approximately $254,000, is required to be disposed of no later than December 31, 1997. Management expects an extension will also be granted by the State on this property if not sold. In addition, federal banking regulations had required the Bank to dispose of one of these properties amounting to $3,200,000 by December 31, 1996 but the FDIC has granted an extension of the holding period to December 19, 1997. While the current appraisal on this property indicates that the market value of the tract exceeds its book value, a sale to a party other than an end-user could result in proceeds below the current book value.

During 1995, the former headquarter building was vacated and that space was leased to a third party. Since that building was no longer used for banking purposes, approximately $2,498,000 was transferred from premises and equipment to ORE held for investment. During 1996, this building was sold and a gain of $1,207,000 was recorded.

Loans converted to ORE through foreclosure proceedings totaled $6,910,000, and $2,639,000, for the years ended December 31, 1996 and 1995, respectively. Sales of ORE that were financed by the Company totaled $3,676,000 and $1,358,000 for the years ended December 31, 1996 and 1995, respectively.

Changes in the valuation allowance for ORE were as follows (in thousands):


                                                     For the Years Ended December 31,
                                                --------------------------------------------
                                                    1996            1995             1994
                                                    ----            ----             ----

BALANCE, beginning of period                    $   966           $ 1,170            $ 1,718

   Provision                                      1,611                 -                 10

   Charge-offs                                      (63)             (204)              (558)
                                                -------           -------            -------

BALANCE, end of period                          $ 2,514           $   966            $ 1,170
                                                =======           =======            =======



8.    INCOME TAXES:

Income taxes are comprised of the following (in thousands):

                                                           For the
                                                         Years Ended
                                                         December 31,
                                             ----------------------------------
                                                1996           1995        1994
                                                ----           ----        ----
   Current provision                         $ 3,744      $ 2,899       $ 2,612
   Deferred benefit                           (1,512)      (1,024)       (2,144)
                                             -------      -------       -------
                                             $ 2,232      $ 1,875       $   468
                                             =======      =======       =======


At December 31, 1996, the Company had approximately $670,000 of remaining federal and $2,393,000 of state net operating loss carryforwards. These carryforwards expire in the years 2006 through 2008.

Following the change of ownership in 1993, recognition of net operating loss carryforwards were limited to approximately $259,000 each year. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.

Deferred tax assets and liabilities were comprised of the following at December 31, 1996 and 1995 (in thousands):

                                                                             1996                     1995
                                                                           --------                 --------
   Gross deferred tax assets:
     Tax bases over financial bases for loans
       (loan loss reserve & discounts)                                     $  2,329                  $  1,230
     Financial amortization of premium over tax amortization                    646                       533
     Interest on non-accrual loans                                              315                       250
     Tax bases over financial bases for ORE                                   1,286                       634
     Net operating losses and tax credit carryforward                           314                       411
     Mark-to-market-loans held for sale                                         232                         -
     Other                                                                      145                       160
                                                                           --------                   -------
        Gross deferred tax asset                                              5,267                     3,218
        Gross deferred tax liabilities                                          567                        93
                                                                           --------                   -------
        Net deferred tax asset                                             $  4,700                   $ 3,125
                                                                           ========                   =======

The valuation allowance for the deferred tax asset decreased by $177,000 and $1,427,000 for the years ended December 31, 1995 and 1994, respectively. The net deferred tax asset increased during 1996 and 1995 by approximately $63,000 and $38,000, respectively, relating to the unrealized gain on available for sale securities which is recorded directly to stockholders' equity.

The Company's effective tax rate varies from the statutory rate of 34 percent. The reasons for this difference are as follows (in thousands):

                                                    For the Years Ended December 31,
                                                ---------------------------------------
                                                  1996        1995           1994
                                                  ----        ----           ----
Computed "expected" tax
   provision                                    $ 2,045     $ 2,600        $ 2,505
Increase (reduction) of taxes:
   Tax-exempt interest
      income                                        (22)        (27)           (29)

   Valuation allowance                               -         (177)        (1,427)
   Amortization of excess
      of fair value over
      purchase price                                 -         (536)        (1,017)
   State taxes                                      217         216            265
   Other                                             (8)       (201)           171
                                                -------     -------       --------
      Total                                     $ 2,232     $ 1,875       $    468
                                                =======     =======       ========

9.    SUBORDINATED DEBT:

On December 27, 1996, the Company issued $6,000,000 in convertible subordinated debentures at a fixed interest rate of 6.00%, interest payable semi-annually, with a maturity of December 1, 2011. The Company has the right to redeem the debentures beginning in 2001 at 106% of face value, with the premium declining 1% per year thereafter and without any premium if the price of the Company's common stock equals or exceeds 130% of the conversion price for not less than 20 consecutive trading days. The debentures are convertible by the holder at any time prior to maturity into the Company's $2.00 par value common stock at a conversion price of $17.85714 per share (equivalent to a conversion rate of 56 common shares per $1,000 principal amount of debentures). The Company incurred $213,000 in issuance costs which will be amortized over 36 months.

10.   OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:

Concentration of Credit Risk

The Company's core customer loan origination base is located along the west coast and in central Florida. The majority of the Company's purchased loan portfolio is concentrated in the states of Florida, California, Texas, and in the northeastern United States. At December 31, 1996 and 1995, approximately 94 percent of the Company's loan portfolio was secured by real estate. Mortgage loans secured by 1-4 family properties comprised approximately 60 and 61 percent, respectively, of total mortgage loans at December 31, 1996 and 1995.

Off-Balance-Sheet Items

The Company enters into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to limit exposure to changes in the value of loans held for sale. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and forward contracts for the delivery of loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk that are not recognized in the accompanying consolidated balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 1996, is as follows (in thousands):

                                                                                             Contractual
                                                                                                Amount
                                                                                             -----------
   Commitments to extend credit                                                              $  51,754
   Unfunded lines of credit                                                                     64,604
   Commercial and standby letters of credit                                                      7,415
                                                                                             ---------
      Total                                                                                  $ 123,773
                                                                                             =========


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit which have been extended to customers.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower. Outstanding unsecured standby letters of credit at December 31, 1996, totaled approximately $1,376,000.

At December 31, 1996, in connection with managing the interest rate market risk on its loans held for sale and Locked Loans totaling $37,416,000, the Company had outstanding $15,000,000 (estimated fair value of $15,165,000) of Forward Commitments which expire over the next two months, the period when the loans are expected to be sold and Locked Loans are expected to close.

The Company reduces its risk of nonperformance under the hedging contracts by entering into those contracts with reputable security dealers and investors and evaluating their financial condition. However, there is a risk that certain of the Locked Loans do not close or are renegotiated in a declining interest rate market and close at lower prices. The Company reduces this risk by collecting nonrefundable commitment fees on certain of the Locked Loans and enters into Forward Commitments to deliver loans to investors primarily on a best efforts basis.

Commitments

The Company has entered into a number of noncancelable operating leases primarily for branch banking locations. At December 31, 1996, minimum rental commitments based on the remaining noncancelable lease terms were as follows (in thousands):

                      1997                                      $ 2,008
                      1998                                        1,809
                      1999                                        1,432
                      2000                                        1,186
                      2001                                        1,123
                      Thereafter                                  3,839
                                                                -------
                                                                 11,397
                      Less-sublease rentals                      (1,063)
                                                                -------
                                                                $10,334
                                                                =======

Total rent expense for the years ended December 31, 1996, 1995 and 1994 was $1,653,000, $1,009,000, and $435,000, respectively. Total rental income from subleases for the years ended December 31, 1996, 1995 and 1994 was $971,000, $1,113,000, and $1,132,000, respectively.

During 1994 a capital lease obligation of approximately $981,000 was incurred related to the leasing of data processing equipment with an implicit rate of 7.49%. Minimum lease payments under this capital lease are approximately $214,000 in each of the years 1997, 1998 and $107,000 in 1999. In addition, the Company is obligated to make processing payments in relation to its computer facilities of approximately $966,000 in each of the years 1997 and 1998, $1,073,000 in 1999, $1,181,000 in 2000, and $197,000 in 2001.

Contingencies

The Company is subject to various other legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of liability with respect to these other proceedings would not have a material effect on the financial statements.

11.   EMPLOYEE BENEFIT PLANS

On January 1, 1987, a retirement plan was adopted, covering substantially all employees, which includes a 401(k) arrangement. Each employee of the Company automatically becomes eligible to participate in the savings plan on the January 1 immediately following the date on which such employee attains the age of 18 and completes six months of service. An employee must complete 1,000 hours of service during each subsequent plan year, and failure to complete 1,000 hours of service in a subsequent plan year will constitute a "one year break in service" and a forfeiture of eligibility to participate in the plan.

Employees' before-tax contributions are limited based on restrictions established by the Internal Revenue Service. Employees also may elect to make after-tax contributions to their account. In each plan year, the Company will make matching contributions to each account equal to 25% of the employees elective contributions, but only up to the amount that does not exceed 6% of compensation. Beginning January 1, 1997, if the Company attains a return on equity in excess of 10.0% for a quarterly period, the matching contribution will be increased to 50% for that period, concurrently. Employees are 100% vested at all times in their contributions and regular matching contributions. In addition, the 401(k) arrangement plan permits the Company to contribute a discretionary amount to all of the participants for any plan year, and that contribution will be allocated among the participants based upon their respective shares of the total compensation paid during the plan year to all participants eligible. The Company's contributions were $108,900, $58,200, and $38,500 in the years ended December 31, 1996, 1995 and 1994, respectively.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally, the Company's practice and intent is to hold its financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of the Company's financial instruments lack quoted market prices. Although the Company has incorporated what it considers to be appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair values presented neither include nor give effect to the values associated with the Company's business, existing customer relationships, and branch banking network, amount other things.

The following estimates of the fair value of certain financial instruments held by the Company include only instruments that could reasonably be evaluated.
The investment securities portfolio was evaluated using market quotes as of December 31, 1996 and 1995. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows, after adjusting for credit deterioration, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and due from banks and federal funds sold were valued at cost. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates.

These evaluations may incorporate specific value to the Company in accordance with its asset/liability strategies, interest rate projections and business plans at a specific point in time and therefore, should not necessarily be viewed as liquidation value. They should also not be used in determining overall value of the Company due to undisclosed and intangible aspects such as business and franchise value, and due to changes to assumptions of interest rates and expected cash flows which might need to be made to reflect expectations of returns to be earned on instruments with higher credit risks.

The table below illustrates the estimated fair value of the Company's financial instruments as of December 31 using the assumptions described above (in thousands):

                                                                                                 1996          1995
                                                                                                 ----          ----

Cash and due from banks                                                                       $   27,810   $   19,806
                                                                                              ==========    =========
Interest bearing deposits in banks                                                                   118            2
                                                                                              ==========    =========
Investment securities                                                                             94,401       68,429
                                                                                              ==========    =========
Federal funds sold                                                                                 8,000       14,621
                                                                                              ==========    =========
Loans                                                                                            754,445      681,163
                                                                                              ==========    =========
Mortgage servicing rights                                                                          1,690          113
                                                                                              ==========    =========
Deposits                                                                                         830,562      746,904
                                                                                              ==========    =========
Securities sold under agreements to repurchase                                                    15,372        3,072
                                                                                              ==========    =========
Subordinated debt                                                                                  6,000            -
                                                                                              ==========
Standby letters of credit                                                                          7,415        6,178
                                                                                              ==========    =========
Commitments to extend credit and unfunded lines of credit                                        116,358      103,076
                                                                                              ==========     ========

13.   STOCKHOLDERS' EQUITY:

Perpetual Preferred Convertible Stock

The Company has 75,000 outstanding shares of perpetual preferred convertible stock. The preferred stock has a liquidation preference of $88 per share and carries a noncumulative dividend of $3.52 per year, payable quarterly. Dividends on the preferred stock must be paid before any dividends on common stock can be paid. Beginning December 16, 1994 and thereafter, the preferred stock can be converted by the holders into 10 shares of common stock for each share of preferred stock. The preferred stock was redeemable at the option of the Company through December 16, 1996, at a price of $96.80 per share. The holders of the preferred stock vote with the holders of the common stock and are entitled to 10 votes per share of preferred stock.

Dividends

Florida Statutes limit the amount of dividends the Bank can pay in any given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

1995 Rights and Public Stock Offerings

On June 27, 1995, an offering was completed to the public and to the stockholders of 800,000 shares of the $2.00 par value Common Stock. The Common Stock was offered through a combined subscription Rights Offering and an underwritten Public Offering (the "Offerings"). The number of shares subscribed for in the Rights Offering totaled 287,049 with 512,951 shares sold in the Public Offering. The price per share was $12.50 for the Offerings and net proceeds amounted to $9,137,000.

1993 Non-qualified Stock Option Plan

On May 28, 1993, the Company adopted a non-qualified stock option plan (the Option Plan) which reserved 80,000 shares of common stock for future issuance under the Option Plan to eligible employees of the Company. As of December 31, 1996, 60,000 options were granted under the Option Plan and 35,000 were outstanding. The per share exercise price of each stock option is determined by the Board of Directors at the date of grant. The plan terminates in 2003 or at the discretion of the Board of Directors.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan to certain key employees. In connection with the Company's holding company reorganization and share exchange in which all of the Company's stockholders became stockholders of the Company, the Company adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the "Plan") as a replacement for the Company's 1994 Stock Option Plan. The Plan was approved by the stockholders of the Bank at the Bank's Special Meeting held on February 27, 1996. On April 23, 1996, the shareholders approved certain amendments to the Plan (the "Amendment"). Under the Amendment, the total number of shares that may be purchased pursuant to the plan cannot exceed 525,000 over the life of the plan and provides that the maximum number of options granted to any one individual in any fiscal year under the plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the plan will be exercisable by the grantee during a term, not to exceed ten years, fixed by the compensation committee of the Board of Directors ("the Committee"). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. However, in the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. Options under the plan, which have been granted to the employees of the Flagship/Capital mortgage banking division of the Company, vest at the rate of 20% at the end of each 12 month period over five years, contingent upon that division meeting specified net income performance goals as set by the Board of Directors. If the performance goal for each year is not met, then the options that would have become exercisable at the end of the 12 month period shall expire and be null and void. In addition, options granted to employees of this division shall not vest and become exercisable if there is a change in control or a termination of employment without cause, until the performance goal for at least one year has been met.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value. During 1996, 1995 and 1994, options to purchase 270,900, 59,700 and 46,450 shares, respectively, under the incentive stock option plan were granted. Of the options previously granted, 12,460 shares have expired through the termination of key employees without having exercised their options, thereby making these options available for future grants. As of December 31, 1996, 361,470 options remained outstanding.

Aggregate Stock Option Activity

The Company adopted SFAS 123 for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions (weighted averages): risk-free interest rate of 6.42 percent, expected life of 7 years, dividend rate of zero percent, and expected volatility of 23 percent. Using these assumptions, the fair value of the stock options granted in 1996 and 1995 is $1,583,000 and $346,900, respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest equally over five years. Had compensation cost been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share as reported would have been the following pro forma amounts (in thousands except share data):

                                                                   1996        1995
                                                                   ----        ----
                         Net Income
                           As reported                            $3,784      $5,773
                           Pro forma                               3,588       5,730
                         Earnings per share
                           As reported                              0.76        1.26
                           Pro forma                                0.72        1.26

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and for the years then ended is presented in the table and narrative below:

                                                      1994                   1995                        1996
                                            ------------------------------------------------------------------------
                                                        Wtd Avg                    Wtd Avg                  Wtd Avg
                                            Shares      Ex Price     Shares       Ex Price       Shares    Ex Price
                                            -----------------------------------------------------------------------
      Fixed Options
      -------------
      Outstanding - beg. of year             50,000      $ 6.44      81,500     $   8.75        131,810     $11.00
      Granted                                46,450       10.50      59,700        14.00         70,900      13.63
      Exercised                             (14,950)       6.46      (3,170)        9.58              -          -
      Forfeited                                   -           -      (6,220)       11.06         (6,240)     13.42
      Expired                                     -           -           -            -              -          -
                                           --------                --------                     -------
      Outstanding - end of year              81,500        8.75     131,810        11.00        196,470      11.87
                                           ========                ========                     =======
      Exercisable - end of year              14,340        9.41      45,112         9.07         92,530      10.29
      Wtd. avg. fair value
      of options granted                                                            5.81                      5.84

      Performance Options
      -------------------
      Outstanding - beg. of year                  -           -           -            -              -   $      -
      Granted                                     -           -           -            -        200,000      13.63
      Exercised                                   -           -           -            -              -          -
      Forfeited                                   -           -           -            -              -          -
      Expired                                     -           -           -            -              -          -
                                           --------                 -------                     -------
      Outstanding - end of year                   -           -                        -        200,000      13.63
                                           ========                 =======                     =======
      Exercisable - end of year                   -           -           -            -              -          -
      Wtd. avg. fair value
      of options granted                                                                                      5.84




                        Options Outstanding                                   Options Exercisable
      --------------------------------------------------   --------------------------------------------------------
                           Number       Weighted-Average          Number
         Range of        Outstanding        Remaining       Weighted-Average       Exercisable    Weighted-Average
      Exercise Prices    at 12/31/96    Contractual Life     Exercise Price        at 12/31/96     Exercise Price
      ---------------    -----------    ----------------   -------------------     -----------    ------------------
       5.40-10.50          72,370          6.89 years        $  8.57                  56,630         $ 8.04
      13.63-14.00         324,100          9.21 years          13.69                  35,900          13.86


14.   EARNINGS PER SHARE:

Net Income Per Common and Common Equivalent Share

Net income per common and common equivalent share has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Net income per common and common equivalent shares represents both primary and fully diluted per share information.

15.   REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company) and the FDIC (for the Bank). There are three basic measures of capital adequacy for banks that have been promulgated by the Federal Reserve; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The minimum guidelines for the ratio ("Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier I Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank had previously undertaken in writing to the FDIC to achieve a Leverage Ratio of at least 5.50% by September 30, 1995, which it did, and will consider raising additional capital or reducing internal growth should the ratio fall below that level in the future. The Company's leverage ratio requirement remains at 5.00%. Other than the foregoing commitment, the Bank has not been advised by the FDIC of any specific minimum capital ratio requirement applicable to it.

Failure to meet capital guidelines could subject a bank or a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. Substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations.

As of December 31, 1996 and 1995, the Company and the Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company and the Bank as of December 31, 1996 and 1995, and the applicable regulatory minimums (in thousands):

                                                                            COMPANY                         BANK
                                                                     --------------------        -----------------------
                                                                     AMOUNT         RATIO        AMOUNT          RATIO
                                                                     ------         -----        ------          -----
As of December 31, 1996:
RISK-BASED CAPITAL:
  Tier 1 Capital
  Actual                                                            $51,325         8.82%         $57,113        9.82%
  Minimum required to be "Adequately Capitalized"                    23,268         4.00           23,260        4.00
  Excess over minimum to be "Adequately Capitalized"                 28,057         4.82           33,853        5.82
  To be "Well Capitalized"                                           34,902         6.00           34,890        6.00
  Excess over "Well Capitalized" requirements                        16,423         2.82           22,223        3.82

  Total Capital
---------------
  Actual                                                             64,630        11.11           64,418       11.08
  Minimum required to be "Adequately Capitalized"                    46,536         8.00           46,519        8.00
  Excess over minimum to be "Adequately Capitalized"                 18,094         3.11           17,899        3.08
  To be "Well Capitalized"                                           58,170        10.00           58,149       10.00
  Excess over "Well Capitalized" requirements                         6,460         1.11            6,269        1.08

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual                                                             51,325         5.90           57,113        6.57
  Minimum required to be "Adequately Capitalized"                    34,807         4.00           34,798        4.00
  Excess over minimum to be "Adequately Capitalized"                 16,518         1.90           22,315        2.57
  To be "Well Capitalized"                                           43,509         5.00           47,848        5.50
  Excess over "Well Capitalized" requirements                         7,816         0.90%           9,265        1.07

As of December 31, 1995:
RISK-BASED CAPITAL:
  Tier 1 Capital
----------------
  Actual                                                               N/A          N/A            47,940        9.17
  Minimum required to be "Adequately Capitalized"                      N/A          N/A            20,904        4.00
  Excess over minimum to be "Adequately Capitalized"                   N/A          N/A            27,036        5.17
  To be "Well Capitalized"                                             N/A          N/A            31,356        6.00
  Excess over "Well Capitalized" requirements                          N/A          N/A            16,584        3.17

  Total Capital
---------------
  Actual                                                               N/A          N/A            53,833       10.30
  Minimum required to be "Adequately Capitalized"                      N/A          N/A            41,809        8.00
  Excess over minimum to be "Adequately Capitalized"                   N/A          N/A            12,024        2.30
  To be "Well Capitalized"                                             N/A          N/A            52,260       10.00
  Excess over "Well Capitalized" requirements                          N/A          N/A             1,573        0.30

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual                                                               N/A          N/A            47,940        6.00
  Minimum required to be "Adequately Capitalized"                      N/A          N/A            31,962        4.00
  Excess over minimum to be "Adequately Capitalized"                   N/A          N/A            15,978        2.00
  To be "Well Capitalized"                                             N/A          N/A            43,948        5.50
  Excess over "Well Capitalized" requirements                          N/A          N/A             3,992        0.50%



16. RELATED PARTY TRANSACTIONS

William R. Hough, a director and one of the two controlling shareholders, is President and the controlling shareholder of William R. Hough & Co., an NASD-member investment banking firm. In December 1996, the Company offered $6,000,000 of convertible subordinated debentures through a private placement on a "best efforts" basis exclusively through William R. Hough & Co. as "Sales Agent" for the Company. The sales agent agreement provided for the payment to William R. Hough & Co. of a fee of 1.50% for each $1,000 principal amount of debentures sold to directors of the Company or their spouses and 3% for each $1,000 of debentures sold to all others. The total amount of fees paid to William R. Hough & Company for the sale of the debentures was $162,000. In addition, the Company agreed to indemnify the sales agent against and contribute toward certain liabilities, including liabilities under the Securities Act, and to reimburse William R. Hough & Co. for certain expenses and legal fees related to the sale of the debentures of approximately $51,000.

In July 1996, William R. Hough & Co. began offering sales of insurance and mutual fund products and investment advisory services on the premises of the Company. The Company was paid a monthly fee of $300 for each banking office participating in the program plus a fee of 15% of the gross commissions earned from sales of non-insurance products. On January 1, 1997, this agreement was terminated and replaced with a new agreement where the Company will be paid 50% of the net profits earned from sales of investment products on the Company's premises.

In June 1995, in connection with a rights offering of the Company Common Stock conducted by the Company, William R. Hough & Co. participated as a soliciting dealer, and as such was entitled to receive solicitation fees in an amount equal to approximately $11,900. William R. Hough & Co. also participated in the selling group for the public offering of the Company Common Stock that took place in conjunction with the rights offering. In connection with the public offering, William R. Hough & Co. received approximately $18,000 in discounts and other fees.

In addition, WRH Mortgage, Inc., a related interest of William R. Hough, acted as the Company's agent in the purchase of two loan pools from the Resolution Trust Corporation on May 23, 1995 and was paid due diligence fees totaling $39,997. The Company also entered into an agreement with William R. Hough & Co. on August 15, 1995 to periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate plus 1/8 of 1%.

Certain directors and executive officers of the Company and Bank, members of their immediate families, and entities with which such persons are associated are customers of the Bank. As such, they had transactions in the ordinary course of business with the Bank during 1996 and will have additional transactions in the future. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, have not involved more than the normal risk of collectibility or presented other unfavorable features.

17. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Condensed financial statements of the Company (Republic Bancshares, Inc.) are presented below. Amounts shown as investment in the wholly-owned subsidiary and equity in earnings of the subsidiary are eliminated in consolidation.

                           REPUBLIC BANCSHARES, INC.
                      PARENT-ONLY CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                          1996
                                                                                          ----
         ASSETS

            Cash                                                                       $      0
            Investment in wholly-owned subsidiary                                        60,111
            Prepaid issuance costs-subordinated debt                                        212
                                                                                       --------
                Total                                                                  $ 60,323
                                                                                       ========

         LIABILITIES

            Subordinated debt                                                          $  6,000
            Accrued interest on subordinated debt                                             4
                                                                                       --------
                Total liabilities                                                         6,004
                                                                                       --------

         STOCKHOLDERS' EQUITY

            Perpetual preferred convertible stock                                         1,500
            Common stock                                                                  8,367
            Capital surplus                                                              26,699
            Retained earnings                                                            17,849
            Unrealized losses on available-for-sale securities                              (96)
                                                                                       --------
                Total stockholders' equity                                               54,319
                                                                                       --------

                Total                                                                  $ 60,323
                                                                                       ========


                                      PARENT-ONLY CONDENSED STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
         INCOME                                                                           1996
                                                                                          ----
            Dividends from bank                                                        $    264
            Interest expense on subordinated debt                                            (5)
            Equity in undistributed net income
              of subsidiary                                                               3,525
                                                                                       --------
                Net Income                                                             $  3,784
                                                                                       ========


18.      MERGERS AND ACQUISITIONS

On December 19, 1996, the Company announced that an agreement had been reached for the acquisition of Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase price of $5,501,000. Firstate is not publicly traded. The agreement is subject to final approval by the Department, FDIC and FRB. At December 31, 1996, Firstate had total assets of $103,624,000 (unaudited) and total deposits of $84,842,000 (unaudited). Firstate currently maintains a branch office in downtown Orlando and an office in Winter Park, Florida. The acquisition will be accounted for using purchase accounting rules.

On March 10, 1997, the Company and F.F.O. Financial Group, Inc., St. Cloud, Florida ("FFO") announced their board of directors had executed a letter of intent for the combination of the two companies. FFO has 11 branch offices in Osceola, Orange and Brevard counties with total assets of $316,949,000 and total deposits of $286,927,000. Mr. William R. Hough, president of an investment banking firm in St. Petersburg, Florida, owns a controlling interest in both companies. Under the terms of the letter of intent, the Company will exchange shares of Company Common Stock for all of the 8,430,000 outstanding shares of FFO common stock at a ratio of 0.29 share of the Company for each share of FFO. In the event that the product of the exchange ratio and the average closing price of the Company Common Stock on each of the twenty consecutive trading days ending on the third business day preceding the effective date of the transaction is below $4.10, the exchange ratio will be adjusted for decreases in the price of the Company Common Stock price; however, in no event will the exchange ratio exceed 0.30. FFO has the right to terminate the agreement if the average of the Company's stock price is less than $13.50. Either party has the right to terminate the agreement if the merger does not occur by November 1, 1997. Outstanding options for FFO common stock will be converted into options for Company Common Stock on the same basis. The transaction will be accounted for as a corporate reorganization under which the controlling shareholder's interest in FFO will be carried forward at its historical cost while the minority interest in FFO will be recorded at fair value. The transaction is subject to completion of a definitive agreement, shareholder approval by the parties, approval by various regulatory authorities, receipt of opinion that the transaction qualifies as a tax-free reorganization, and receipt of fairness opinions by each companies' financial advisor.

The above financial information regarding Firstate and FFO was derived from unaudited financial statements at December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REPUBLIC BANCSHARES, INC.




                                    By:/s/ John W. Sapanski
                                       -------------------------
                                        John W. Sapanski
                                        Chairman and Chief Executive Officer



                                    Date:       March 28, 1997
                                             -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


SIGNATURE                                               DATE                             TITLE
---------                                               ----                             -----

/s/John W. Sapanski                                March 28, 1997           Chairman, Chief Executive
--------------------------------------            ---------------           Officer and Director (principal
John W. Sapanski                                                            executive officer)


/s/William R. Falzone                              March 28, 1997           Treasurer (principal financial
--------------------------------------            ---------------           and accounting officer)
William R. Falzone


/s/Fred Hemmer                                     March 28, 1997           Director
--------------------------------------            ---------------
Fred Hemmer


/s/Marla Hough                                     March 28, 1997           Director
--------------------------------------            ---------------
Marla Hough


/s/William R. Hough                                March 28, 1997           Director
--------------------------------------            ---------------
William R. Hough


/s/Alfred T. May                                   March 28, 1997           Director
--------------------------------------            ---------------
Alfred T. May


/s/William J. Morrison                             March 28, 1997           Director
--------------------------------------            ---------------
William J. Morrison



                               INDEX TO EXHIBITS




10.1 The Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, to the extent specifically incorporated by reference

27.0     Financial Data Schedule (for SEC use only)