Form 10-Q
period 1997-03-31
REPUBLIC BANCSHARES INC
filed 1997-05-15
CIK 1005501

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark one)
[x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------

                       COMMISSION FILE NUMBER 0-27652

                          REPUBLIC BANCSHARES, INC.
           (Exact Name of Registrant As Specified In Its Charter)


               FLORIDA                                     59-1463900
 (State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL                     33701
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
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes       No
                           -----    -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $2.00 per share       4,183,507 shares outstanding at April 30, 1997
---------------------------------------       ----------------------------------------------

                     [This page intentionally left blank]

                          REPUBLIC BANCSHARES, INC.


                                     INDEX


PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                                                       PAGE
                                                                                                                     ----

              Consolidated Balance Sheets - March 31, 1997 (unaudited)
               and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

              Consolidated Statements of Operations -
               Three month period ended March 31, 1997 and 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1996 and
               three months ended March 31, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               three months ended March 31, 1997 and 1996 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . 4

              Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . 6-8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

              Selected Quarterly Financial and Other Data (unaudited)   . . . . . . . . . . . . . . . . . . . . . .  8-10

              Comparison of Financial Condition - March 31, 1997 and
               December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

              Comparison of Results of Operations - Three Months ended
               March 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


                          REPUBLIC BANCSHARES, INC.
      CONSOLIDATED BALANCE SHEETS - MARCH 31, 1997 AND DECEMBER 31, 1996
                     ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                          MARCH 31,        December 31,
ASSETS                                                                                      1997               1996
                                                                                           ------             ------
                                                                                         (UNAUDITED)
Cash and due from banks                                                                  $  23,803          $  27,810
Interest bearing deposits in banks                                                               -                118
Investment securities:
  Held to maturity                                                                               -                  -
  Available for sale                                                                        42,709             74,397
Mortgage-backed securities:
  Held to maturity                                                                               -                  -
  Available for sale                                                                        20,489             20,592
FHLB stock                                                                                   5,081              4,830
Federal funds sold                                                                          41,000              8,000
Loans held for sale                                                                         40,201             36,590
Loans, net of allowance for loan losses  (Notes 2 and 3)                                   694,784            693,270
Premises and equipment, net                                                                 20,015             19,715
Other real estate owned, acquired through foreclosure, net                                   7,250              7,363
Other assets                                                                                16,761             15,183
                                                                                         ---------          ---------
       Total assets                                                                      $ 912,093          $ 907,868
                                                                                         =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits-
     Noninterest-bearing checking                                                        $  49,066          $  50,060
     Interest checking                                                                      89,895             87,639
     Money market                                                                           32,017             32,665
     Savings                                                                               251,345            245,951
     Time deposits                                                                         406,737            411,665
                                                                                         ---------          ---------
       Total deposits                                                                    $ 829,060          $ 827,980

  Securities sold under agreements to repurchase                                            16,160             15,372
  Subordinated debt (6% rate, matures December 1, 2011)                                      6,000              6,000
  Other liabilities                                                                          5,294              4,197
                                                                                         ---------          ---------
       Total liabilities                                                                 $ 856,514          $ 853,549
                                                                                         ---------          ---------

Stockholders' equity:
  Noncumulative perpetual preferred convertible stock ($20.00 par,
   100,000 shares authorized, 75,000 shares issued and outstanding.
    Liquidation preference $6,600 at March 31, 1997 and December 31, 1996.)                  1,500              1,500
  Common stock ($2.00 par, 20,000,000 shares authorized and 4,183,507
      shares issued and outstanding at March 31, 1997 and December 31, 1996)                 8,367              8,367
  Capital surplus                                                                           26,699             26,699
  Retained earnings                                                                         19,386             17,849
  Net unrealized gains (losses) on available-for-sale securities, net of tax effect           (373)               (96)
                                                                                         ---------          ---------
             Total stockholders' equity                                                     55,579             54,319
                                                                                         ---------          ---------
             Total liabilities and stockholders' equity                                  $ 912,093          $ 907,868
                                                                                         =========          =========


  The accompanying notes are an integral part of these consolidated balance sheets.

                          REPUBLIC BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                              1997                  1996
                                                                              ----                  ----
                                                                                       (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                              $   16,506             $   14,778
  Interest on investment securities                                              486                    428
  Interest on mortgage-backed securities                                         306                    291
  Interest on federal funds sold                                                 685                    297
  Interest on other investments                                                   87                     68
                                                                          ----------             ----------
     Total interest income                                                    18,070                 15,862
                                                                          ----------             ----------

INTEREST EXPENSE:
  Interest on deposits                                                         8,662                  7,879
  Interest on subordinated debt                                                  108                      -
  Interest on other borrowings                                                   199                     48
                                                                          ----------             ----------
     Total interest expense                                                    8,969                  7,927
                                                                          ----------             ----------
     Net interest income                                                       9,101                  7,935

PROVISION FOR LOAN LOSSES                                                      1,138                    450
                                                                          ----------             ----------
     Net interest income after
     provision for possible loan losses                                        7,963                  7,485
                                                                          ----------             ----------

NONINTEREST INCOME:
  Service charges on deposit accounts                                            438                    376
  Loan fee income                                                                125                    125
  Income from mortgage banking activities                                        898                      -
  Gain (loss) on sale of loans, net                                            1,188                    (11)
  Gain on sale of securities, net                                                 42                      4
  Other operating income                                                         433                    184
                                                                          ----------             ----------
     Total noninterest income                                                  3,124                    678

NONINTEREST EXPENSES:
  General and administrative ("G&A") expenses                                  8,240                  5,956
  Provision for losses on ORE                                                    170                    180
  Other ORE (income) expense                                                     (13)                     1
  Amortization of premium on deposits                                            123                    123
                                                                          ----------             ----------

     Total noninterest expenses                                           $    8,520             $    6,260
                                                                          ----------             ----------

Income (loss) before income taxes                                              2,567                  1,903
Income tax provision                                                             964                    699
                                                                          ----------             ----------
NET INCOME                                                                $    1,603             $    1,204
                                                                          ==========             ==========

PER SHARE DATA:
  Net income per common and common
  equivalent share                                                        $      .32             $      .24
                                                                          ==========             ==========
  Weighted average common and common
  equivalent shares outstanding                                           $4,980,167             $4,953,119
                                                                          ==========             ==========


The accompanying notes are an integral part of these consolidated statements.

                          REPUBLIC BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                    THE THREE MONTHS ENDED MARCH 31, 1997
                               ($ IN THOUSANDS)



                                 Perpetual Preferred                                                     Net Unrealized
                                  Convertible Stock              Common Stock                             Gains (Losses)
                                 -------------------          ------------------                          on Available
                                 Shares                       Shares                 Capital    Retained     for Sale
                                 Issued       Amount          Issued     Amount      Surplus    Earnings   Securities    Total
                                 ------       ------          ------     ------      -------    --------   ----------    -----

BALANCE, DECEMBER 31, 1995        75,000      $1,500      4,183,507      $8,367     $26,699      $14,329        $   8    $50,903

 Net income for the twelve
  months ended December 31,
  1996                                 -           -              -           -           -        3,784            -      3,784


 Net unrealized losses on
  available-for-sale securities        -           -              -           -           -            -         (104)      (104)


 Dividends on preferred
  stock                                -           -              -           -           -         (264)           -       (264)
                                 -------      ------     ----------      ------     -------      -------        -----    -------


BALANCE, DECEMBER 31, 1996        75,000       1,500      4,183,507       8,367      26,699       17,849          (96)    54,319


 Net income for the three
  months ended March 31,
  1997                                 -           -              -           -           -        1,603            -      1,603


 Net unrealized losses on
  available-for-sale securities        -           -              -           -           -            -         (277)      (277)


 Dividends on preferred
  stock                                -           -              -           -           -          (66)           -        (66)
                                 -------      ------     ----------      ------     -------      -------        -----    -------

BALANCE, MARCH 31, 1997           75,000      $1,500     $4,183,507      $8,367     $26,699      $19,386        $(373)   $55,579
                                 =======      ======     ==========      ======     =======      =======        =====    =======







 The accompanying notes are an integral part of these consolidated statements

                          REPUBLIC BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ IN THOUSANDS)

                                                                                        For the Three Months Ended March 31,
                                                                                               1997               1996
                                                                                               ----               ----
                                                                                           (unaudited)        (unaudited)

OPERATING ACTIVITIES:
Net income                                                                                   $  1,603          $  1,204
Reconciliation of net income to net cash provided by (used in):
  Provision for losses on loans and ORE                                                         1,308               450
  Depreciation and amortization, net                                                             (259)              (66)
  Amortization of premium and accretion of fair value                                             289               131
  (Gain) loss on sale of loans                                                                 (2,086)               11
  (Gain) on sale of investment securities                                                         (42)               (4)
  (Gain) loss on sale of ORE                                                                     (108)               10
  Capitalization of mortgage servicing                                                           (839)               15
  Net increase in deferred tax benefit                                                           (897)             (114)
  Gain on disposal of premises & equipment                                                         (1)                -
  Net (increase) decrease in other assets                                                        (205)           (4,963)
  Net increase (decrease) in other liabilities                                                  1,098              (649)
                                                                                             --------          --------
     Net cash provided by (used in) operating activities                                         (139)           (3,975)
                                                                                             --------          --------

INVESTING ACTIVITIES:
  Net (increase) decrease in interest bearing deposits in banks                                   118                (9)
  Proceeds from sales & maturities of:
    Investment securities held to maturity                                                          -             7,000
    Investment securities available for sale                                                   68,447            25,006
  Purchase of securities available for sale                                                   (36,815)          (18,030)
  Principal repayment on mortgage backed securities                                                93               749
  Purchase of FHLB stock                                                                         (251)           (1,290)
  Net increase in loans                                                                        (4,431)          (10,160)
  Purchase of premises and equipment                                                             (696)             (206)
  Proceeds from sale of ORE                                                                       844               439
  (Investments) disposals in other real estate owned (net)                                         21                 -
                                                                                             --------          --------
     Net cash provided by (used in) investing activities                                       27,330             3,499
                                                                                             --------          --------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                           1,081            (1,022)
  Net increase (decrease) in repurchase agreements                                                787             1,344
  Dividends on perpetual preferred stock                                                          (66)              (66)
                                                                                             --------          --------
     Net cash provided by (used in) financing activities                                        1,802               256
                                                                                             --------          --------

Net increase (decrease) in cash and
  cash equivalents                                                                             28,993              (220)
Cash and cash equivalents, beginning of period                                                 35,810            34,427
                                                                                             --------          --------
Cash and cash equivalents, end of period                                                     $ 64,803          $ 34,207
                                                                                             ========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for-
        Interest                                                                             $  8,607          $  6,868
        Income taxes                                                                              531               865


 The accompanying notes are an integral part of these consolidated statements

                          REPUBLIC BANCSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Basis of Presentation and Organization

Republic Bancshares, Inc. (the "Company") is a bank holding company organized in March 1996 under the laws of the State of Florida and is the holding company for Republic Bank (the "Bank"). In connection with the reorganization which resulted in the Company becoming the holding company for the Bank, the Company became the owner of all of the outstanding capital stock of the Bank. The Company does not currently conduct any activities other than its ownership and operation of the Bank.

The Bank is a state-chartered, federally-insured commercial bank organized in 1972 and providing a full range of retail and commercial banking products and related financial services. The Bank's headquarters are in St. Petersburg, Florida. Its principal business is attracting checking, savings and time deposits from the public and general business customers and using these deposits to originate residential mortgages, commercial real estate mortgages, business loans, and consumer loans. The Bank opened an office in Spring Hill, Florida, in January 1997 bringing the total to 33 branch banking offices located in Hernando, Pasco, Pinellas, Manatee and Sarasota counties. There are also eight residential and two commercial loan production offices in Florida and one residential loan production office in Boston, Massachusetts. The Bank is the largest independent financial institution headquartered on the west coast of Florida.

The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which is effective for the Bank's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS 125 upon the results of operations of the Company was not material.


In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is effective for the Company's fourth quarter and year ended December 31, 1997. Early application is not permitted and after the effective date, prior period earnings per share presented must be restated. SFAS No. 128 establishes new standards for computing and presenting EPS. Specifically, SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, requires dual presentation for companies with complex capital structures of basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to those of the diluted earnings per share computation. Management has not determined the effect of the adoption of SFAS No. 128 on the Company's financial statements, but does not expect it to be material.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1996, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results of the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

2.    LOANS AND LOANS HELD FOR SALE:

Loans at March 31, 1997 and December 31, 1996, are summarized as follows (in thousands):

                                                                             March 31,                     December 31,
                                                                               1997                           1996
                                                                              ------                         ------
   Real estate mortgage loans:
      One-to-four family residential                                         $372,498                       $383,015
      Multifamily residential                                                  67,531                         68,337
      Commercial real estate                                                  192,509                        182,298
      Construction/land development                                            29,812                         27,050
   Commercial loans                                                            33,126                         34,427
   Consumer loans                                                              11,747                          9,983
   Other loans                                                                  1,069                          1,294
                                                                             --------                       --------
      Total gross portfolio loans                                             708,292                        706,404
   Less-allowance for loan losses                                              13,508                         13,134
                                                                             --------                       --------
      Total loans held for portfolio                                          694,784                        693,270
   Loans held for sale                                                         40,201                         36,590
                                                                             --------                       --------
      Total loans                                                            $734,985                       $729,860
                                                                             ========                       ========

As of March 31, 1997 and December 31, 1996 loans available for sale, primarily one-to-four family residential mortgages, had weighted average interest rates of 9.05% and 8.72%, respectively. Mortgage loans serviced for others as of March 31, 1997 and December 31, 1996 were $141,980,000 and $120,711,000, respectively.

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

    As part of the risk assessment for purchased loans, management has allocated a portion of the discount on such loan purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. Amounts added to the allowance for loan losses resulting from discount allocation are available to absorb potential losses only for those purchased loans and are not available for losses from other loan portfolios. To the extent that losses in certain pools or portfolios of loans exceed the allowance for loan losses and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then current period. During the first quarter of 1997, management sold $6,005,000 of loans purchased and transferred $642,000 of the amount originally allocated to the allowance for purchased loans into the allocation for originated loans. After this transfer was completed and taking into consideration loan loss provisions, charge-offs and recoveries for the first quarter of 1997 the allowance for loan losses was comprised of $7,089,000 allocated to originated loans and $6,419,000 allocated to the various pools of purchased loans.
    Additionally, as of March 31, 1997, the balance of loan discounts available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4,119,000. Loans on which interest was not being accrued totaled $16,191,000 and $15,351,000 at March 31, 1997 and December 31, 1996, respectively. Loans past due 90 days or more and still accruing interest at March 31, 1997 and December 31, 1996, totaled $122,000 and $113,000, respectively.

Changes in the allowance for loan losses were as follows (in thousands):

                                                                               For the Three Months Ended March 31,
                                                                              1997                           1996
                                                                              ----                           ----
Balance, beginning of period                                                $13,134                        $14,910
   Provision for loan losses                                                  1,138                            450
   Allowance for loan losses
    on purchased loans transferred
    to discount (includes amounts
    taken to income on loans sold)                                             (642)                           (30)
   Loans charged off                                                           (188)                          (649)
   Recoveries of loans charged off                                               66                             65
                                                                            -------                        -------
Balance, end of period                                                      $13,508                        $14,746
                                                                            =======                        =======

Allowance for Losses on Other Real Estate ("ORE"):

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss. For the three months ended March 31, 1997, the Company had recorded a provision expense for losses on ORE of $170,000. Included in the ORE balance is a tract of land carried at $3,200,000 acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 31, 1997.

2.    SUBSEQUENT EVENT

Effective April 21, 1997, the Company acquired all of the outstanding common stock of EHL Holdings, Inc., the privately- held parent company of First Financial, F.A., a thrift headquartered in Orlando, Florida with total assets at acquisition of $71,147,000. The thrift subsidiary of EHL Holdings, Inc. was simultaneously merged into the Bank. The purchase price paid was a cash amount of $5,501,000 and goodwill of $1,366,000 was recorded. That goodwill will be amortized over a period of 48 months.

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

                 SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                    EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Quarters Ending
                                                              ------------------------------------------------------
                                                              March 1997    Dec. 1996      Sept. 1996      June 1996
                                                              ----------    ---------     -----------      ---------
OPERATING DATA:
 Interest income                                             $   18,070     $   18,423    $    16,725     $   15,937
 Interest expense                                                 8,969          8,722          8,455          7,822
                                                             ----------     ----------    -----------     ----------
 Net interest income                                              9,101          9,701          8,270          8,115
 Loan loss provision                                              1,138            450            450            450
                                                             ----------     ----------    -----------     ----------
 Net interest income after loan loss provision                    7,963          9,251          7,820          7,665
 Noninterest income                                               3,124          1,610          1,113            988
 General and administrative ("G&A") expenses                      8,240          8,167          6,867          6,342
 Other noninterest expense                                          280            261          2,449            248
                                                             ----------     ----------    -----------     ----------
 Net income (loss) before income taxes & negative goodwill        2,567          2,433           (383)         2,063
 Accretion of negative goodwill                                       -              -              -              -
                                                             ----------     ----------    -----------     ----------


 Net income before income taxes                                   2,567          2,433           (383)         2,063
 Income tax provision (benefit)                                     964            920           (181)           794
                                                             ----------     ----------    -----------     ----------
 Net income (loss)                                           $    1,603     $    1,513    $      (202)    $    1,269
                                                             ==========     ==========    ===========     ==========
PER SHARE DATA (FULLY-DILUTED, NET OF TAX EFFECT):
 Core net income (1)                                         $      .34     $      .32    $       .26     $      .29
 SAIF Special Assessment                                              -              -           (.32)             -
 Provision for losses on ORE                                       (.02)          (.02)          (.13)          (.03)
 Gain on sale of building                                             -              -            .15              -
 Accretion of negative goodwill                                       -              -              -              -
                                                             ----------     ----------    -----------     ----------
 Net income                                                  $      .32     $      .30    $      (.04)    $      .26
                                                             ==========     ==========    ===========     ==========
 Weighted average shares outstanding                          4,980,167      4,968,199      4,951,301      4,954,555
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                $  912,093     $  907,868    $   852,478     $  835,005
 Investment & mortgage backed securities                         63,198         94,989         46,562         44,104
 Loans, net of unearned income                                  748,493        742,994        721,892        698,240
 Allowance for loan losses                                       13,508         13,134         14,776         14,608
 Deposits                                                       829,060        827,980        783,188        765,936
 Negative goodwill                                                    -              -              -              -
 Stockholders' equity                                            55,579         54,319         52,934         53,214
SELECTED FINANCIAL RATIOS:
 Return on average assets-total                                     .72%           .69%          (.09)%          .63 %
 Return on average assets-adjusted (2)                              .72            .69            .65            .63
 Return on average equity-total                                   12.10          11.44          (1.53)          9.93
 Return on average equity-adjusted (2)                            12.10          11.44          10.47           9.93
 Net interest spread                                               3.83           4.34           3.77           3.92
 Net interest margin                                               4.12           4.66           4.08           4.21
 G&A expense to average assets (3)                                 3.63           3.71           3.24           2.98
 G&A efficiency ratio (3)                                         67.40          72.18          73.19          69.68
 Non-accrual loans to total loans                                  2.27           2.15           2.33           2.24
 Nonperforming assets to total assets                              2.58           2.50           3.14           3.13
 Allowance for loan loss to total loans                            1.91           1.86           2.05           2.09
 Allowance for loan loss to non-performing loans                  82.81          85.94          81.46          85.06
OTHER DATA (AT PERIOD-END):
 Number of branch banking offices                                    33             32             32             32
 Number of full-time equivalent employees                           644            637            591            534


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

                 SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                    EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Quarters Ending
                                                              ------------------------------------------------------
                                                              March 1996     Dec. 1995      Sept. 1995     June 1995
                                                              ----------     ---------      ----------     ---------
OPERATING DATA:
  Interest income                                            $   15,862     $   15,901     $   14,842     $   14,629
  Interest expense                                                7,927          8,051          7,794          7,776
                                                             ----------     ----------     ----------     ----------
  Net interest income                                             7,935          7,850          7,048          6,853
  Loan loss provision                                               450            275            330            540
                                                             ----------     ----------     ----------     ----------
  Net interest income after loan loss provision                   7,485          7,575          6,718          6,313
  Noninterest income                                                678            747            647            696
  G&A expenses                                                    5,955          6,388          5,509          5,381
  Other noninterest expense                                         305             (6)           389            200
                                                             ----------     ----------     ----------     ----------
  Net income before income taxes & negative goodwill              1,903          1,940          1,467          1,428
  Accretion of negative goodwill                                      -              -            225            676
                                                             ----------     ----------     ----------     ----------
  Net income before income taxes                                  1,903          1,940          1,692          2,104
  Income tax provision                                              699            694            424            368
                                                             ----------     ----------     ----------     ----------
  Net income                                                 $    1,204     $    1,246     $    1,268     $    1,736
                                                             ==========     ==========     ==========     ==========
PER SHARE DATA (FULLY-DILUTED, NET OF TAX EFFECT):
  Core net income (1)                                        $      .26     $      .25     $      .21     $      .25
  SAIF Special Assessment                                             -              -              -              -
  Provision for losses on ORE                                      (.02)             -              -              -
  Gain on sale of building                                            -              -              -              -
  Accretion of negative goodwil                                       -              -            .05            .16
                                                             ----------     ----------     ----------     ----------
  Net income                                                 $      .24     $      .25     $      .26     $      .41
                                                             ==========     ==========     ==========     ==========
Weighted average shares outstanding                           4,953,229      4,954,555      4,961,541      4,187,722
BALANCE SHEET DATA (AT PERIOD-END):
  Total assets                                               $  802,363     $  801,995     $  758,739     $  764,072
  Investment securities                                          51,481         64,801         47,635         49,823
  Loans, net of unearned income                                 676,658        699,416        633,908        599,964
  Allowance for loan losses                                      14,746         14,910         14,641         14,543
  Deposits                                                      742,082        743,105        703,237        708,676
  Negative goodwill                                                   -              -              -            225
  Stockholder's equity                                           52,047         50,903         49,706         48,502
SELECTED FINANCIAL RATIOS:
  Return on average assets                                          .60 %          .62 %          .66 %          .92 %
  Return on average assets-adjusted (2)                             .60            .62            .54            .56
  Return on average equity                                         9.57          10.07          10.45          18.33
  Return on average equity-adjusted (2)                            9.57          10.07           8.59          11.22
  Net interest spread                                              3.83           3.84           3.59           3.58
  Net interest margin                                              4.14           4.17           3.91           3.83
  G&A expense to average assets (3)                                2.96           3.22           2.89           2.84
  G&A efficiency ratio (3)                                        68.84          74.30          71.59          71.27
  Non-accrual loans to total loans                                 2.24           2.02           2.43           2.21
  Nonperforming assets to total assets                             3.02           2.93           3.19           2.83
  Allowance for loan loss to total loans                           2.18           2.23           2.31           2.42
  Allowance for loan loss to non-performing loans                 96.47          90.47          84.53          99.54
OTHER DATA (AT PERIOD-END):
  Number of branch offices                                           32             32             32             28
  Number of full-time equivalent employees                          436            421            403            366


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

COMPARISON OF BALANCE SHEETS AT MARCH 31, 1997 AND DECEMBER 31, 1996

Overview

Total assets of Republic Bancshares, Inc. (the "Company"), the parent company of Republic Bank (the "Bank") were $912,093,000 at March 31, 1997 and $907,868,000 at December 31, 1996, an increase of $4,225,000. Total loans increased by $5,499,000 from $742,994,000 at the end of the prior year to $748,493,000 at the end of the first quarter. Total deposits increased by $1,080,000 from $827,980,000 at year-end 1996 to $829,060,000.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting primarily of U.S. Treasury and federal agency securities, were $62,198,000 at March 31, 1997 compared to $94,989,000 at December 31, 1996, a decrease of $31,791,000. During the first three months of 1997 management permitted the amount in this category to decline by allowing maturities and sales to exceed purchases. Concurrently, federal funds sold, all on an overnight basis, increased by $33,000,000 from $8,000,000 at the prior year-end to $41,000,000 at March 31,
1997. At March 31, 1997, the Company had recorded all its investment and mortgage-backed securities in the "available for sale" category which are included in the Company's financial position at their period-end market value.

Loans and Loans Held for Sale

Total loans increased $5,499,000 from $742,994,000 at year-end to $748,493,000 at March 31, 1997. This increase was the result of new loan production during the first quarter, of $108,396,000, which exceeded loan repayments of $16,919,000 and $85,978,000 in residential loan sales. Residential loans, including $40,201,000 in mortgage loans held for sale, declined $7,788,000 to $398,113,000, while other real estate-secured loans increased $5,262,000. Consumer loans also increased $1,764,000 while commercial (business) loans declined $1,301,000.

Allowance for Loan Losses

The allowance for loan losses amounted to $13,508,000 at March 31, 1997 (1.80% of total loans), compared to $13,134,000 at December 31, 1996. The loan portfolio includes purchased loans amounting to $271,235,000 (36.2% of total loans) and the Company has allocated a portion of the discount on those purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. At March 31, 1997, the allowance for loan losses included $3,713,000 allocated to the Company's largest purchase made in March 1995 (the "March Purchase"), $1,043,000 allocated to loans purchased from CrossLand, $1,663,000 allocated to other loan purchases, and $7,089,000 allocated to loans originated by the Bank. Activity to the allowance for loan losses during the first quarter of 1997 included a $1,138,000 provision for loan losses and loan charge-offs (net of recoveries) of $121,000. During the first quarter, the Company sold $6,005,000 million of loans from the March Purchase and subsequently reallocated $642,000 from the allowance allocated for the March Purchase to the amount allocated for originated loans. This transfer was accomplished by recording a gain on sale of loans and an increase in the loan loss provision of equivalent amounts. Discounts on loan purchases not allocated to the allowance for loan losses amounted to $4,119,000 at March 31, 1997. Such discounts are available to absorb losses on pools of purchased loans should amounts allocated to the allowance prove insufficient.

Nonperforming Assets

Nonperforming assets amounted to $23,563,000 or 2.58% of total assets at March 31, 1997, as compared to $22,645,000 or 2.50% of total assets at December 31, 1996. Nonperforming loans totaled $16,313,000 at the end of the first quarter, an increase of $1,031,000 from the year-end total of $15,282,000. This was the result of increases of $904,000 in nonperforming residential loans, and $718,000 in nonperforming commercial

(business) loans, partially offset by decreases of $468,000 in nonperforming commercial real estate loans and $123,000 in nonperforming consumer loans. Other real estate acquired through foreclosure declined by $113,000 from $7,363,000 at the end of the prior year to $7,250,000 at the end of the first quarter.

Deposits

Total deposits were $829,060,000 at March 31, 1997, compared to $827,980,000 at December 31, an increase of $1,080,000. Passbook savings accounts offered to higher balance customers at a premium rate increased by $4,165,000 and other savings accounts increased by $1,229,000. Interest bearing and non-interest bearing checking account balances remained relatively unchanged from the prior year-end increasing by only $168,000, while certificates of deposit declined by $4,928,000.

Stockholders' Equity

Stockholders' equity was $55,579,000 at March 31, 1997, or 6.1% of total assets compared to $54,319,000 or 6.0% of total assets at December 31, 1996. At March 31, 1997, the Company's Tier 1 ("Leverage") Capital ratio was 5.83%, its Tier 1 Risk-Based Capital ratio was 8.87%, and the Total Risk-Based Capital ratio was 11.12%, all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized". The Bank's regulatory capital levels were slightly higher than that of the Company at 6.47% for its Tier 1 ("Leverage") ratio, 9.85% for its' Tier 1 Risk-Based Capital ratio, and 11.09% for its Total Risk-Based Capital ratio.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Overview

Net income for the first quarter of 1997 was $1,603,000 or $.32 per share, compared to $1,204,000 or $.24 per share for the same period of 1996, an improvement of $399,000 for the three month period. The Company's return on average assets and return on average equity also improved to 0.72% and 12.10%, respectively, for the first quarter of 1997 compared to 0.60% and 9.57%, respectively, for the first quarter of 1996.


Analysis of Net Interest Income (see table on page 13)

Net interest income for the first quarter of 1997 was $9,101,000 compared to $7,935,000 for 1996. This $1,166,000 or 14.7% increase was primarily the result of additional income from balance sheet growth as total interest-earning assets increased by approximately $55,114,000. Interest income was $18,070,000 for the three months ended March 31, 1997, an increase of $2,208,000 over 1996 while interest expense increased by $1,042,000. The average asset yield and the average cost of interest-bearing liabilities remained level at 8.36% and 4.53%, respectively. As a result, net interest spread for the first quarter of 1997 and 1996 was unchanged at 3.83% and net interest margin, which includes the benefit of noninterest bearing funds, decreased from 4.14% for 1996 to 4.12% for 1997.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended March 31, 1997 and 1996 (in thousands):

                                                           Three Months Ended March 31,
                                      -------------------------------------------------------------------------
                                                       1997                                  1996
                                      -----------------------------------     ---------------------------------
                                      Average                    Average      Average                  Average
                                      Balance        Interest      Rate       Balance      Interest      Rate
                                      -------        --------    -------      -------      --------    --------
Summary of Average Rates
------------------------
Interest earning assets:
  Loans, net                         $ 745,893     $  16,506      8.77%      $ 677,439   $  14,778       8.68%
  Investment securities                 33,749           486      5.83          32,275         428       5.34
  Mortgage backed securities            19,962           306      6.12          20,403         291       5.71
  Interest bearing deposits in banks       118             -      5.49              43           -       3.67
  FHLB stock                             4,869            87      7.25           3,695          68       7.28
  Federal funds sold                    52,950           685      5.17          21,743         297       5.40
                                     ---------     ---------                 ---------   ---------
  Total interest-earning assets        857,541        18,070      8.36         755,598      15,862       8.36
  Non interest-earning assets           49,507                                  46,291
                                     ---------                               ---------
  Total assets                       $ 907,048                               $ 801,889
                                     =========                               =========
Interest-bearing liabilities:
  Interest checking                  $  88,679           240      1.10       $  77,552         254       1.32
  Savings                               27,082           137      2.05          29,322         159       2.17
  Passbook gold                        221,023         2,649      4.86          70,735         766       4.36
  Money market                          33,007           165      2.03          39,709         219       2.22
  Time deposits                        410,499         5,471      5.40         482,125       6,481       5.41
  Subordinated debt                      6,000           108      7.17               -           -       -
  Other borrowings                      16,137           199      5.01           4,357          48       4.40
                                     ---------     ---------                 ---------   ---------
  Total interest-bearing liabilities   802,427         8,969      4.53         703,800       7,927       4.53
  Non interest-bearing liabilities      50,910                                  47,658
  Stockholders' equity                  53,711                                  50,431
                                     ---------                               ---------
  Total liabilities and equity       $ 907,048                               $ 801,889
                                     =========                               =========
Net interest income &
  net interest spread                              $   9,101      3.83%                  $   7,935       3.83%
                                                   =========      ====                   =========       ====
Net interest margin                                               4.12%                                  4.14%
                                                                  ====                                   ====

                                                   Increase (Decrease) Due to (1)
                                                   ------------------------------
Changes in Net Interest Income                     Volume                Rate              Total
------------------------------                     ------                ----              -----
Interest earning assets:
  Loans, net                                       $  1,428           $   300            $ 1,728
  Investment securities                                  28                30                 58
  Mortgage backed securities                             (6)               21                 15
  Interest bearing deposits in banks                      -                 -                  -
  FHLB stock                                             21                (2)                19
  Federal funds sold                                    401               (13)               388
                                                   --------           -------            -------
   Total change in interest income                    1,872               336              2,208
Interest-bearing liabilities:
    Interest checking                                    31               (45)               (14)
    Savings                                             (14)               (8)               (22)
    Passbook gold                                     1,786                97              1,883
    Money market                                        (37)              (17)               (54)
    Time deposits                                      (845)             (165)            (1,010)
    Subordinated debt                                   108                 -                108
    Other borrowings                                    138                13                151
                                                   --------           -------            -------
    Total change in interest expense                  1,167              (125)             1,042
                                                   --------           -------            -------
Increase (decrease) in net interest income         $    705           $   461            $ 1,166
                                                   ========           =======            =======

------------------------
(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Income

Noninterest income for the first quarter of 1997 was $3,124,000 compared to $678,000 for the same period in 1996, an increase of $2,446,000. Of the increase, $898,000 was the result of increased income from mortgage banking operations, principally gains on sale of loans, net of certain capitalized costs of production. Gains on sale of loans in portfolio amounted to $1,188,000 for the first quarter of 1997. Other improvements included $93,000 from a fee-based checking account program under the name "Generations Gold" and an increase of $62,000 in other sources of fee income on deposit accounts.

The following table reflects the components of noninterest income for the three months ended March 31, 1997 and 1996 (in thousands):

                                                             For the Three Months Ended March 31,
                                                      ------------------------------------------------
                                                                                             Increase
                                                        1997             1996               (Decrease)
                                                      ------            ------              ----------
Service charges on deposit accounts                      438            $  376               $    62
Loan fee income                                          125               125                     -
Income from mortgage banking activities                  898                 -                   898
Gains on sales of portfolio loans                      1,188               (11)                1,199
Other income                                             284               154                   130
Gain on sale of investments                               43                 4                    39
Generations Gold fee income                              100                 7                    93
Merchant charge card processing fees                      48                23                    25
Other income                                             284               154                   130
                                                     -------            ------               -------
Total noninterest income                             $ 3,124            $  678               $ 2,446
                                                     =======            ======               =======


Noninterest Expense
-------------------

General and administrative ("G&A") expenses for the first quarter of 1997 were $8,240,000 compared to $5,956,000, an increase of $2,284,000. The major factor responsible for the expense increase was the expansion of the Company's residential lending operations which added 122 new employees and increased G&A by $1,246,000. The remaining increase in expense is primarily attributable to the general growth of the Company which has increased staffing levels in other areas from 432 employees at March 31, 1996 to 522 employees (excluding the mortgage banking operation) at March 31, 1997. Total noninterest expenses, which include G&A expense, provisions for losses on ORE properties, ORE income and expense, and amortization of premiums paid on deposits, were $8,520,000 for the first quarter of 1997 compared to $6,260,000 for the same period last year.

The following table reflects the components of noninterest expense for the three months ended March 31, 1997 and 1996 (in thousands):

                                                                   For the Three Months
                                                                      Ended March 31,
                                                    ---------------------------------------------------
                                                                                            Increase
                                                         1997             1996             (Decrease)
                                                        ------           ------            ----------
Salaries and benefits                                $ 4,366           $ 3,253               $ 1,113
Net occupancy expense                                  1,284             1,025                   259
Advertising                                              209                80                   129
Data processing fees                                     391               317                    74
FDIC and state assessments                               127               270                  (143)
Telephone expense                                        251               125                   126
Legal and professional                                   248               106                   142
Postage and supplies                                     336               229                   107
Other operating expense                                1,028               551                   477
                                                     -------           -------               -------
G & A expenses                                         8,240             5,956                 2,284
Provision for losses on ORE                              170               180                   (10)
ORE expense, net of ORE income                           (13)                1                   (14)
Amortization of premium on deposits                      123               123                     -
                                                     -------           -------               -------
Total noninterest expense                            $ 8,520           $ 6,260               $ 2,260
                                                     =======           =======               =======


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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             27.0  Financial Data Schedule

          b. Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended March 31, 1997.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                               REPUBLIC BANCSHARES, INC.

                  Date:      May 12, 1997      By: /s/ John W. Sapanski
                                                   -----------------------------
                                                   John W. Sapanski
                                                   Chairman and Chief Executive
                                                   Officer (principal executive
                                                   officer)



                  Date:      May 12, 1997      By: /s/ William R. Falzone
                                                   -----------------------------
                                                   William R. Falzone
                                                   Treasurer (principal
                                                   financial and accounting
                                                    officer)