Form 10-K405/A
period 1996-12-31
REPUBLIC BANCSHARES INC
filed 1997-07-24
CIK 1005501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                               Title of each Class
                               -------------------
                          Common Stock, par value $2.00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X             No
                              -----             -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

As of May 31, 1997, there were 4,183,507 shares of the Registrant's Common Stock, par value $2.00 per share, issued and outstanding. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of that date was $6,902,786,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders, FILED AS EXHIBIT 10.1 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997, are incorporated by reference into Part III of this report.

                                                         TABLE OF CONTENTS

                                                             PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................1
Item 11.          EXECUTIVE COMPENSATION......................................................................2
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................2
Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................2
Item 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS ON FORM 8-K...........................2

         The Registrant hereby amends Item 10 through Item 13 of Part III and
Item 14 of Part IV of its Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 31, 1997, to clearly indicate in Item 10 through Item 13 that certain information is being incorporated by reference from the Registrant's proxy material and the location of such proxy material, and to provide certain additional information in the footnotes to the Financial Statements included in Item 14.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Republic Bancshares, Inc (the "Company") and Republic Bank (the "Bank")

The information relating to the Directors of the Company and the Bank appears in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders under the caption "The Six Nominees Listed Below to Serve as Directors," FILED AS
EXHIBIT 10.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997, and is incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, FILED AS EXHIBIT 10.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Principal Stockholders" and "Security Ownership of Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, FILED AS EXHIBIT 10.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, FILED AS EXHIBIT 10.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1997, and is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULE, AND REPORTS OF FORM 8-K

     (a)            The following documents are filed as part of the report:

                    1. and 2. The financial statements and schedule filed as part of this report are listed separately in the Index to Financial Statements and Schedule beginning on page F-1 of this report.

                    3.  For Exhibits see Item 14(c), below.

     (b) A report on Form 8-K was filed on December 31, 1996 reporting the pending acquisition of Firstate Financial, F.A., discussions regarding a possible merger with F.F.O. Group, Inc., and completion of the sale of subordinated debentures.

     (c)          List of Exhibits:

Exhibit No.       Description

     10.1         The Company's Proxy Statement for its 1997 Annual Meeting of
                  Stockholders, to the extent specifically incorporated be reference.

     23.1         Consent of Arthur Andersen LLP.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REPUBLIC BANCSHARES, INC.


                                       By:/s/ John W. Sapanski
                                          ------------------------------------
                                          John W. Sapanski
                                          Chairman and Chief Executive Officer

                                       Date:   July 22, 1997

                   REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
REPUBLIC BANCSHARES, INC.
  Report of Independent Certified Public Accountants........  F-2
  Consolidated Balance Sheets at December 31, 1996 and
     1995...................................................  F-3
  Consolidated Statements of Operations for the three years
     ended December 31, 1996, 1995 and 1994.................  F-4
  Consolidated Statements of Stockholders' Equity for the
     three years ended December 31, 1994, 1995 and 1996.....  F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994.......................  F-6
  Notes to Consolidated Financial Statements................  F-7

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

                                          ARTHUR ANDERSEN LLP

Tampa, Florida
  February 7, 1997 (except with
  respect to the matter discussed
  in Note 18, as to which the
  date is March 10, 1997)

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
                   (DOLLARS IN THOUSANDS, EXCEPT PAR VALUES)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1996           1995
                                                              ------------   ------------
                                         ASSETS
Cash and due from banks.....................................    $ 27,810       $ 19,806
Interest bearing deposits in banks..........................         118              2
Investment securities:
  Held to maturity (Note 2).................................          --          7,015
  Available for sale........................................      74,397         38,147
Mortgage backed securities (Note 3):
  Held to maturity..........................................          --         17,112
  Available for sale........................................      20,004          2,527
FHLB stock..................................................       4,830          3,540
Federal funds sold..........................................       8,000         14,621
Loans held for sale (Note 4)................................      36,590          4,711
Loans, net (Notes 4 and 5)..................................     693,270        649,795
Premises and equipment, net (Note 6)........................      19,715         18,991
Other real estate owned (Note 7):
  Acquired through foreclosure, net.........................       7,363          8,064
  Held for investment.......................................          --          2,498
Other assets (Note 8).......................................      15,771         15,166
                                                                --------       --------
          Total assets......................................    $907,868       $801,995
                                                                --------       --------
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Noninterest-bearing checking...........................    $ 50,060       $ 45,641
     Interest checking......................................      87,639         71,592
     Money market...........................................      32,665         38,535
     Savings................................................     245,951         91,935
     Time deposits (includes $49,323 and $57,213,
      respectively of time deposits of $100,000 or more)....     411,665        495,402
                                                                --------       --------
          Total deposits....................................     827,980        743,105
  Securities sold under agreements to repurchase............      15,372          3,072
  Subordinated debt, 6% rate, matures December 1, 2011,
     (Note 9)...............................................       6,000             --
  Other liabilities.........................................       4,197          4,915
                                                                --------       --------
          Total liabilities.................................     853,549        751,092
                                                                --------       --------
Off-balance-sheet risk, commitments and contingencies (Note
  10)
Stockholders' equity (Note 13):
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and
     outstanding. Liquidation preference $6,600 at December
     31, 1996 and 1995.)....................................       1,500          1,500
  Common stock ($2.00 par, 20,000,000 shares authorized and
     4,183,507 shares issued and outstanding at December 31,
     1996 and 1995).........................................       8,367          8,367
  Capital surplus...........................................      26,699         26,699
  Retained earnings.........................................      17,849         14,329
  Net unrealized gains (losses) on available-for-sale
     securities, net of tax effect..........................         (96)             8
                                                                --------       --------
          Total stockholders' equity........................      54,319         50,903
                                                                --------       --------
          Total liabilities and stockholders' equity........    $907,868       $801,995
                                                                ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1996         1995         1994
                                                             ----------   ----------   ----------
INTEREST INCOME:
  Interest and fees on loans...............................  $   62,244   $   52,389   $   32,699
  Interest on investment securities........................       1,413        1,431        1,939
  Interest on mortgage-backed securities...................       1,325          827           --
  Interest on federal funds sold...........................       1,633        2,968        2,448
  Interest on other investments............................         332          248           29
                                                             ----------   ----------   ----------
          Total interest income............................      66,947       57,863       37,115
                                                             ----------   ----------   ----------
INTEREST EXPENSE:
  Interest on deposits.....................................      32,426       29,874       16,767
  Interest on FHLB advances................................          52           --           36
  Interest on other borrowings.............................         448          127           68
                                                             ----------   ----------   ----------
          Total interest expense...........................      32,926       30,001       16,871
                                                             ----------   ----------   ----------
          Net interest income..............................      34,021       27,862       20,244
PROVISION FOR LOAN LOSSES (Note 5).........................       1,800        1,685        1,575
                                                             ----------   ----------   ----------
          Net interest income after provision for possible
            loan losses....................................      32,221       26,177       18,669
                                                             ----------   ----------   ----------
NONINTEREST INCOME:
  Service charges and fees on deposits.....................       1,606        1,395        1,247
  Income from mortgage banking activities..................       1,002          124           --
  Gain on sale of ORE -- held for investment...............       1,207           --           --
  Securities gains, net....................................         370           27            1
  Other operating income...................................       1,431        1,205        1,364
                                                             ----------   ----------   ----------
          Total noninterest income.........................       5,616        2,751        2,612
NONINTEREST EXPENSES:
  Salaries and employee benefits...........................      14,309       11,251        7,339
  Net occupancy expense....................................       4,507        3,211        1,308
  Data processing fees.....................................       1,451        1,152        1,472
  FDIC and state assessments...............................         949        1,566        1,187
  Other operating expense..................................       6,136        4,939        3,610
                                                             ----------   ----------   ----------
          Total general and administrative expenses........      27,352       22,119       14,916
  SAIF special assessment..................................       2,539           --           --
  Provisions for losses on ORE.............................       1,611           --           10
  ORE expense, net of ORE income...........................        (172)         289          422
  Amortization of premium on deposits......................         491          450        1,269
                                                             ----------   ----------   ----------
          Total noninterest expenses.......................      31,821       22,858       16,617
                                                             ----------   ----------   ----------
Income before negative goodwill accretion and income
  taxes....................................................       6,016        6,070        4,664
Negative goodwill accretion (Note 1).......................          --        1,578        2,705
                                                             ----------   ----------   ----------
Income before income taxes.................................       6,016        7,648        7,369
Income tax provision (Note 8)..............................       2,232        1,875          468
                                                             ----------   ----------   ----------
          NET INCOME.......................................  $    3,784   $    5,773   $    6,901
                                                             ==========   ==========   ==========
PER SHARE DATA:
     Net income per common and common equivalent share
       (Note 14)...........................................  $      .76   $     1.26   $     1.67
                                                             ==========   ==========   ==========
     Weighted average common and common equivalent shares
       outstanding (Note 14)...............................   4,952,937    4,562,642    4,136,790
                                                             ==========   ==========   ==========

 The accompanying notes are an integral part of these consolidated statements.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (DOLLARS IN THOUSANDS)

                                      PERPETUAL                                                NET UNREALIZED
                                      PREFERRED                                                    GAINS
                                   CONVERTED STOCK      COMMON STOCK                              (LOSSES)
                                   ---------------   ------------------                         ON AVAILABLE
                                   SHARES             SHARES              CAPITAL   RETAINED      FOR SALE
                                   ISSUED   AMOUNT    ISSUED     AMOUNT   SURPLUS   EARNINGS     SECURITIES      TOTAL
                                   ------   ------   ---------   ------   -------   --------   --------------   -------
BALANCE, DECEMBER 31, 1993.......  75,000   $1,500   3,365,387   $6,731   $19,041   $ 2,182        $  --        $29,454
  Net income.....................      --       --          --       --        --     6,901           --          6,901
  Net unrealized losses on
    available-for-sale
    securities, net of tax
    effect.......................      --       --          --       --        --        --          (54)           (54)
  Proceeds from exercise of stock
    options......................      --       --      14,950       30        98        --           --            128
  Dividends on preferred stock...      --       --          --       --        --      (264)          --           (264)
                                   ------   ------   ---------   ------   -------   -------        -----        -------
BALANCE, DECEMBER 31, 1994.......  75,000    1,500   3,380,337    6,761    19,139     8,819          (54)        36,165
  Net income.....................      --       --          --       --        --     5,773           --          5,773
  Net unrealized gains on
    available-for-sale
    securities, net of tax
    effect.......................      --       --          --       --        --        --           62             62
  Issuance of common stock.......      --       --     800,000    1,600     7,537        --           --          9,137
  Proceeds from exercise of stock
    options......................      --       --       3,170        6        23        --           --             29
  Dividends on preferred stock...      --       --          --       --        --      (263)          --           (263)
                                   ------   ------   ---------   ------   -------   -------        -----        -------
BALANCE, DECEMBER 31, 1995.......  75,000    1,500   4,183,507    8,367    26,699    14,329            8         50,903
  Net income.....................      --       --          --       --        --     3,784           --          3,784
  Net unrealized loss on
    available-for-sale
    securities, net of tax
    effect.......................      --       --          --       --        --        --         (104)          (104)
  Dividends on preferred stock...      --       --          --       --        --      (264)          --           (264)
                                   ------   ------   ---------   ------   -------   -------        -----        -------
BALANCE, DECEMBER 31, 1996.......  75,000   $1,500   4,183,507   $8,367   $26,699   $17,849        $ (96)       $54,319
                                   ======   ======   =========   ======   =======   =======        =====        =======

 The accompanying notes are an integral part of these consolidated statements.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                            ---------------------------------
                                                              1996        1995        1994
                                                            ---------   ---------   ---------
OPERATING ACTIVITIES:
  Net income..............................................  $   3,784   $   5,773   $   6,901
  Reconciliation of net income to net cash provided:
     Provision for loan and ORE losses....................      3,411       1,685       1,585
     Depreciation and amortization, net...................     (1,539)        (26)        129
     Amortization of premium and (accretion) of fair
       value, net.........................................        553        (901)     (1,162)
     Gain on sale of loans................................     (1,002)       (124)         --
     Gain on sale of investment securities................       (370)        (27)         --
     Gain on sale of other real estate owned..............     (1,442)         (4)        (89)
     Capitalization of mortgage servicing.................     (1,741)         --          --
     Gain on disposal of premises and equipment...........         (2)         --          75
     Net increase in deferred tax benefit.................     (1,574)     (1,024)         --
     Net (increase) decrease in other assets..............      2,222      (3,455)     (1,887)
     Net increase (decrease) in other liabilities.........       (719)      2,179        (339)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......      1,581       4,076       5,213
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Net (increase) decrease in interest bearing deposits in
     banks................................................       (116)        148         550
  Proceeds from sale of premises and equipment............         --          --          13
  Proceeds from sales and maturities of:
     Investment securities held to maturity...............      7,000      24,000      18,900
     Investment securities available for sale.............     72,545       3,972       6,991
     Mortgage backed securities held to maturity..........     15,455          --          --
     Mortgage backed securities available for sale........      6,393       9,732          --
  Purchase of investment securities held to maturity......         --          --     (19,669)
  Purchase of investment securities available for sale....   (108,636)    (33,083)    (10,989)
  Purchase of mortgage backed securities..................    (20,105)         --          --
  Principal repayment on mortgage backed securities.......      4,431         714          --
  Purchase of FHLB stock..................................     (1,291)     (2,248)     (1,292)
  Net increase in loans...................................    (85,087)   (178,001)   (197,859)
  Purchase of premises and equipment......................     (2,201)     (6,282)     (3,088)
  Proceeds from sale of other real estate owned...........      8,270       3,234       5,260
  Investments in other real estate owned (net)............        232         358      (7,246)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (103,110)   (177,456)   (208,429)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Net increase in deposits................................     84,875     159,212      89,551
  Net increase in repurchase agreements...................     12,301         991         916
  Proceeds from issuance of subordinated debt.............      6,000          --          --
  Proceeds from issuance of common stock..................         --       9,166         128
  Dividends on perpetual preferred stock..................       (264)       (263)       (264)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    102,912     169,106      90,331
                                                            ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......      1,383      (4,274)   (112,885)
CASH AND CASH EQUIVALENTS, beginning of period............     34,427      38,701     151,586
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $  35,810   $  34,427   $  38,701
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
     Interest.............................................  $  33,031   $  29,419   $  16,448
     Income taxes.........................................      4,144       1,516       2,222

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

Adjustments to fair market value:
  Loans.....................................................  $   596
  Investment securities.....................................      161
  Time deposits.............................................       36
Write-off of noncurrent assets:
  Premises and equipment....................................   (1,432)
  Other assets..............................................      (43)
Adjustments to equity accounts:
  Retained earnings.........................................    1,320
  Capital surplus...........................................    5,224
                                                              -------
Excess of fair value over purchase price....................  $ 5,862
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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

ACCOUNTING FOR IMPAIRMENT OF LOANS

     The Company's measurement of impaired loans includes those loans which are nonperforming and have been placed on non-accrual status and those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of December 31, 1996, $19.3 million of loans were considered impaired by the Company. Of this amount, $15.4 million were carried on a non-accrual basis. Approximately 17.68% of these loans were measured for impairment using the fair value of collateral, while the remaining 82.32% were measured using the present value of the expected future cash flows discounted at the loan's effective rate. As a result of these measurements, approximately $17.0 million of these loans required valuation allowances, totaling $2.2 million, which are included within the overall allowance for loan losses at December 31, 1996. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment. Average impaired loans during 1996 were approximately $19.8 million and the amount of cash basis interest income recognized on these loans was $.7 million.

     As of December 31, 1995, $20.2 million of loans were considered impaired by the Company. Of this amount, $14.8 million were carried on a non-accrual basis. Approximately 7.84% of these loans were measured for impairment using the fair value of collateral, while the remaining 92.16% were measured using the present value of the expected future cash flows discounted at the loan's effective rate. As a result of these measurements, approximately $18.7 million of these loans required valuation allowances, totaling $2.1 million, which were included within the overall allowance for loan losses at December 31, 1995. Average impaired loans during 1995 were approximately $20.7 million, and the amount of cash basis interest income recognized on these loans was $.6 million.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

                                                              YEARS
                                                              ------
Buildings and improvements..................................      39
Furniture and equipment.....................................       7
Leasehold improvements......................................  5 - 15

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

2.  INVESTMENT SECURITIES:

     The Company's investment securities consisted primarily of U.S. Treasury Bills and Notes. The investment securities of the Company at December 31, 1996 and 1995 are summarized as follows (in thousands):

                                                                                       ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
AT DECEMBER 31, 1996:
  Securities available-for-sale:
     U.S. Government Treasuries................   $72,905       $--        $   (53)     $72,852
     Revenue bond..............................     1,545        --             --        1,545
                                                  -------       ---        -------      -------
          Securities available-for-sale........   $74,450       $--        $   (53)     $74,397
                                                  =======       ===        =======      =======
AT DECEMBER 31, 1995:
  U.S. Government Treasuries held to
     maturity..................................   $ 7,015       $--        $    (6)     $ 7,009
  U.S. Government Treasuries available for
     sale......................................    38,121        27             (1)      38,147
                                                  -------       ---        -------      -------
          Total U.S. Treasuries & Federal
            Agency Notes.......................   $45,136       $27        $    (7)     $45,156
                                                  =======       ===        =======      =======

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                                                                             1996        1995
                                                                          ----------   ---------
BOOK VALUE AT DECEMBER 31:
  Securities held to maturity..................                            $    --      $ 7,015
  Securities available-for-sale................                             74,397       38,147
                                                                           -------      -------
          Total U.S. Treasuries................                            $74,397      $45,162
                                                                           =======      =======

     The amortized cost and estimated market value of investment securities at December 31, 1996, by contractual maturity are shown below (in thousands):

                                                                  AVAILABLE-FOR-SALE
                                                           --------------------------------
                                                                       ESTIMATED   WEIGHTED
                                                           AMORTIZED    MARKET     AVERAGE
                                                             COST        VALUE      YIELD
                                                           ---------   ---------   --------
Due in 1 year or less....................................   $61,367     $61,358      4.84%
Due after 1 year through 5 years.........................    13,083      13,039      6.02
                                                            -------     -------
Total....................................................   $74,450     $74,397      5.05
                                                            =======     =======

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

                                                                                       ESTIMATED
                                                 AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                   COST        GAINS        LOSSES       VALUE
                                                 ---------   ----------   ----------   ---------
AT DECEMBER 31, 1996:
  GNMA held to maturity........................   $    --       $ --        $  --       $    --
  GNMA available for sale......................    20,105         --         (101)       20,004
                                                  -------       ----        -----       -------
          Total mortgage backed securities.....   $20,105       $ --        $(101)      $20,004
                                                  =======       ====        =====       =======
AT DECEMBER 31, 1995:
  FHLMC held to maturity.......................   $17,112       $114        $ (20)      $17,206
  FHLMC available for sale.....................     2,540         --          (13)        2,527
                                                  -------       ----        -----       -------
          Total mortgage backed securities.....   $19,652       $114        $ (33)      $19,733
                                                  =======       ====        =====       =======

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                                                               1996      1995
                                                              -------   -------
BOOK VALUE AT DECEMBER 31:
  Securities held to maturity...............................  $    --   $17,112
  Securities available-for-sale.............................   20,004     2,527
                                                              -------   -------
          Total MBS.........................................  $20,004   $19,639
                                                              =======   =======

     At December 31, 1996 all MBS securities available for sale were scheduled to reprice in one year or less.

     The amortized cost and estimated market value of the MBS portfolio at December 31, 1996, by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities as a result of prepayments of the underlying mortgages:

                                                                  AVAILABLE-FOR-SALE
                                                           --------------------------------
                                                                       ESTIMATED   WEIGHTED
                                                           AMORTIZED    MARKET     AVERAGE
                                                             COST        VALUE      YIELD
                                                           ---------   ---------   --------
Due after 10 years.......................................   $20,105     $20,004      5.53%
                                                            -------     -------
          Total..........................................   $20,105     $20,004      5.53%
                                                            =======     =======

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

4.  LOANS AND LOANS HELD FOR SALE:

     Loans at December 31, 1996 and 1995, are summarized as follows (in thousands):

                                                                1996       1995
                                                              --------   --------
Real estate mortgage loans:
  One-to-four family residential............................  $385,701   $386,524
  Multi-family residential..................................    70,967     77,802
  Commercial real estate....................................   182,298    153,193
  Construction/land development.............................    27,050     13,974
Commercial loans............................................    34,617     29,898
Consumer loans..............................................     9,860      6,798
Other loans.................................................     1,294      2,367
                                                              --------   --------
          Total gross portfolio loans.......................   711,787    670,556
Less-allowance for loan losses (Note 5).....................   (13,134)   (14,910)
Less-premiums and unearned discounts on loans purchased.....    (4,731)    (4,561)
Less-unamortized loan fees..................................      (652)    (1,290)
                                                              --------   --------
          Total loans held for portfolio....................   693,270    649,795
Residential loans held for sale.............................    36,590      4,711
                                                              --------   --------
          Total loans.......................................  $729,860   $654,506
                                                              ========   ========

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

     Loans on which interest was not being accrued totaled approximately $15,351,000, $14,813,000, and $12,948,000 at December 31, 1996, 1995 and 1994,
respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $1,138,000, $1,329,000, and $647,000 in the years ended December 31, 1996, 1995 and 1994, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1996 and 1995, totaled approximately $113,000 and $1,876,000, respectively. The Company restructured loans totaling $2,516,000 and $145,000 during 1996 and 1995, respectively.

5.  ALLOWANCE FOR LOAN LOSSES:

     Changes in the allowance for loan losses were as follows (in thousands):

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             1996      1995      1994
                                                            -------   -------   -------
Balance,
  beginning of period.....................................  $14,910   $ 7,065   $ 6,539
  Provision for possible loan losses......................    1,800     1,685     1,575
  Discount on purchased loans allocated to (from) loan
     loss reserve.........................................   (1,732)    7,658       643
  Loans charged off.......................................   (2,110)   (1,947)   (1,870)
  Recoveries of loans charged off.........................      266       449       178
                                                            -------   -------   -------
Balance,
  end of period...........................................  $13,134   $14,910   $ 7,065
                                                            =======   =======   =======

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

6.  PREMISES AND EQUIPMENT:

     Premises and equipment at December 31, 1996 and 1995, included (in thousands):

                                                               1996      1995
                                                              -------   -------
Land........................................................  $ 4,951   $ 4,951
Buildings and improvements..................................    9,216     8,671
Furniture and equipment.....................................    7,371     6,120
Leasehold improvements......................................    1,051       903
Construction in progress....................................      268        11
                                                              -------   -------
          Total premises and equipment......................   22,857    20,656
Less-accumulated depreciation and amortization..............   (3,142)   (1,665)
                                                              -------   -------
  Premises and equipment, net...............................  $19,715   $18,991
                                                              =======   =======

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

     Changes in the valuation allowance for ORE were as follows (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
BALANCE, beginning of period.............................    $  966      $1,170      $1,718
  Provision..............................................     1,611          --          10
  Charge-offs............................................       (63)       (204)       (558)
                                                             ------      ------      ------
BALANCE, end of period...................................    $2,514      $  966      $1,170
                                                             ======      ======      ======

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

8.  INCOME TAXES:

     Income taxes are comprised of the following (in thousands):

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------    --------    --------
Current provision........................................    $3,744      $2,899      $2,612
Deferred benefit.........................................    (1,512)     (1,024)     (2,144)
                                                             ------      ------      ------
                                                             $2,232      $1,875      $  468
                                                             ======      ======      ======

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

     Deferred tax assets and liabilities were comprised of the following at December 31, 1996 and 1995 (in thousands):

                                                               1996      1995
                                                              ------    ------
Gross deferred tax assets:
  Tax bases over financial bases for loans (loan loss
     reserve & discounts)...................................  $2,329    $1,230
  Financial amortization of premium over tax amortization...     646       533
  Interest on non-accrual loans.............................     315       250
  Tax bases over financial bases for ORE....................   1,286       634
  Net operating losses and tax credit carryforward..........     314       411
  Mark-to-market-loans held for sale........................     232        --
  Other.....................................................     145       160
                                                              ------    ------
          Gross deferred tax asset..........................   5,267     3,218
          Gross deferred tax liabilities....................     567        93
                                                              ------    ------
          Net deferred tax asset............................  $4,700    $3,125
                                                              ======    ======

     The valuation allowance for the deferred tax asset was $1,604,000 at December 31, 1993. The valuation allowance was subsequently eliminated during the years ended December 31, 1995 and 1994 by decreases to tax expense of $177,000 and $1,427,000, respectively. There were no valuation allowances against the deferred tax asset for the years ended December 31, 1996 and 1995 as management has determined that it is more likely than not that all of the deferred tax asset recorded will be realized. The net deferred tax asset increased during 1996 and 1995 by approximately $63,000 and $38,000, respectively, relating to the unrealized gain on available for sale securities which is recorded directly to stockholders' equity.

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

     The Company's effective tax rate varies from the statutory rate of 34 percent. The reasons for this difference are as follows (in thousands):

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1996     1995     1994
                                                              ------   ------   -------
Computed "expected" tax provision...........................  $2,045   $2,600   $ 2,505
Increase (reduction) of taxes:
  Tax-exempt interest income................................     (22)     (27)      (29)
  Valuation allowance.......................................      --     (177)   (1,427)
  Amortization of excess of fair value over purchase
     price..................................................      --     (536)   (1,017)
  State taxes...............................................     217      216       265
  Other.....................................................      (8)    (201)      171
                                                              ------   ------   -------
          Total.............................................  $2,232   $1,875   $   468
                                                              ======   ======   =======

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

     A summary of financial instruments with off-balance-sheet risk at December 31, 1996, is as follows (in thousands):

                                                              CONTRACTUAL
                                                                AMOUNT
                                                              -----------
Commitments to extend credit................................   $ 51,754
Unfunded lines of credit....................................     64,604
Commercial and standby letters of credit....................      7,415
                                                               --------
          Total.............................................   $123,773
                                                               ========

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

COMMITMENTS

     The Company has entered into a number of noncancelable operating leases primarily for branch banking locations. At December 31, 1996, minimum rental commitments based on the remaining noncancelable lease terms were as follows (in thousands):

1997........................................................  $ 2,008
1998........................................................    1,809
1999........................................................    1,432
2000........................................................    1,186
2001........................................................    1,123
Thereafter..................................................    3,839
                                                              -------
                                                               11,397
Less-sublease rentals.......................................   (1,063)
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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

     The table below illustrates the estimated fair value of the Company's financial instruments as of December 31 using the assumptions described above (in thousands):

                                                                1996        1995
                                                              --------    --------
Cash and due from banks.....................................  $ 27,810    $ 19,806
                                                              ========    ========
Interest bearing deposits in banks..........................  $    118    $      2
                                                              ========    ========
Investment securities.......................................  $ 94,401    $ 68,429
                                                              ========    ========
Federal funds sold..........................................  $  8,000    $ 14,621
                                                              ========    ========
Loans.......................................................  $754,445    $681,163
                                                              ========    ========
Mortgage servicing rights...................................  $  1,690    $    113
                                                              ========    ========
Deposits....................................................  $830,562    $746,904
                                                              ========    ========
Securities sold under agreements to repurchase..............  $ 15,372    $  3,072
                                                              ========    ========
Subordinated debt...........................................  $  6,000    $     --
                                                              ========
Standby letters of credit...................................  $  7,415    $  6,178
                                                              ========    ========
Commitments to extend credit and unfunded lines of credit...  $116,358    $103,076
                                                              ========    ========

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

1993 NON-QUALIFIED STOCK OPTION PLAN

     On May 28, 1993, the Company adopted a non-qualified stock option plan (the Option Plan) which reserved 80,000 shares of common stock for future issuance under the Option Plan to eligible employees of the Company. As of December 31, 1996, 60,000 options were granted under the Option Plan and 35,000 were

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY
outstanding. The per share exercise price of each stock option is determined by the Board of Directors at the date of grant. The plan terminates in 2003 or at the discretion of the Board of Directors.

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

                                                               1996     1995
                                                              ------   ------
Net Income
  As reported...............................................  $3,784   $5,773
  Pro forma.................................................   3,588    5,730
Earnings per share
  As reported...............................................    0.76     1.26
  Pro forma.................................................    0.72     1.26

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock option plans at December 31, 1996, 1995 and 1994 and for the years then ended is presented in the table and narrative below:

                                          1994                  1995                  1996
                                   -------------------   -------------------   -------------------
                                               WTD.                  WTD.                  WTD.
                                               AVG.                  AVG.                  AVG.
                                   SHARES    EX. PRICE   SHARES    EX. PRICE   SHARES    EX. PRICE
                                   -------   ---------   -------   ---------   -------   ---------
FIXED OPTIONS
Outstanding -- beginning of
  year...........................   50,000    $ 6.44      81,500    $ 8.75     131,810    $11.00
Granted..........................   46,450     10.50      59,700     14.00      70,900     13.63
Exercised........................  (14,950)     6.46      (3,170)     9.58          --        --
Forfeited........................       --        --      (6,220)    11.06      (6,240)    13.42
Expired..........................       --        --          --        --          --        --
                                   -------               -------               -------
Outstanding -- end of year.......   81,500      8.75     131,810     11.00     196,470     11.87
                                   =======               =======               =======
Exercisable -- end of year.......   14,340      9.41      45,112      9.07      92,530     10.29
Weighted average fair value of
  options granted................                                     5.81                  5.84
PERFORMANCE OPTIONS
Outstanding -- beg. of year......       --        --          --        --          --
Granted..........................       --        --          --        --     200,000     13.63
Exercised........................       --        --          --        --          --        --
Forfeited........................       --        --          --        --          --        --
Expired..........................       --        --          --        --          --        --
                                   -------               -------               -------
Outstanding -- end of year.......       --        --                    --     200,000     13.63
                                   =======               =======               =======
Exercisable -- end of year.......       --        --          --        --          --        --
Weighted average fair value of
  options granted................                                                           5.84

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

              OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-----------------------------------------------   -------------------------------------------------
   RANGE OF        NUMBER      WEIGHTED-AVERAGE        NUMBER
   EXERCISE      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
    PRICES       AT 12/31/96   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/96    EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   ----------------
  5.40-10.50        72,370     6.89 years...           $ 8.57          56,630           $ 8.04
 13.63-14.00       324,100     9.21 years...            13.69          35,900            13.86

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

15.  REGULATORY CAPITAL REQUIREMENTS:

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

     As of December 31, 1996 and 1995, the Company and the Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios of the Company and the Bank as of December 31, 1996 and 1995, and the applicable regulatory minimums (in thousands):

                                                                  COMPANY            BANK
                                                              ---------------   ---------------
                                                              AMOUNT    RATIO   AMOUNT    RATIO
                                                              -------   -----   -------   -----
AS OF DECEMBER 31, 1996:
RISK-BASED CAPITAL:
  Tier 1 Capital
     Actual.................................................  $51,325    8.82%  $57,113    9.82%
     Minimum required to be "Adequately Capitalized"........   23,268    4.00    23,260    4.00
     Excess over minimum to be "Adequately Capitalized".....   28,057    4.82    33,853    5.82
     To be "Well Capitalized"...............................   34,902    6.00    34,890    6.00
     Excess over "Well Capitalized" requirements............   16,423    2.82    22,223    3.82
          Total Capital.....................................
     Actual.................................................   64,630   11.11    64,418   11.08
     Minimum required to be "Adequately Capitalized"........   46,536    8.00    46,519    8.00
     Excess over minimum to be "Adequately Capitalized".....   18,094    3.11    17,899    3.08
     To be "Well Capitalized"...............................   58,170   10.00    58,149   10.00
     Excess over "Well Capitalized" requirements............    6,460    1.11     6,269    1.08
TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual....................................................   51,325    5.90    57,113    6.57
  Minimum required to be "Adequately Capitalized"...........   34,807    4.00    34,798    4.00
  Excess over minimum to be "Adequately Capitalized"........   16,518    1.90    22,315    2.57
  To be "Well Capitalized"..................................   43,509    5.00    47,848    5.50
  Excess over "Well Capitalized" requirements...............    7,816    0.90%    9,265    1.07
AS OF DECEMBER 31, 1995:
RISK-BASED CAPITAL:
  Tier 1 Capital
     Actual.................................................      N/A     N/A    47,940    9.17
     Minimum required to be "Adequately Capitalized"........      N/A     N/A    20,904    4.00
     Excess over minimum to be "Adequately Capitalized".....      N/A     N/A    27,036    5.17
     To be "Well Capitalized"...............................      N/A     N/A    31,356    6.00
     Excess over "Well Capitalized" requirements............      N/A     N/A    16,584    3.17
          Total Capital Actual..............................      N/A     N/A    53,833   10.30
     Minimum required to be "Adequately Capitalized"........      N/A     N/A    41,809    8.00
     Excess over minimum to be "Adequately Capitalized".....      N/A     N/A    12,024    2.30
     To be "Well Capitalized"...............................      N/A     N/A    52,260   10.00
     Excess over "Well Capitalized" requirements............      N/A     N/A     1,573    0.30
TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual....................................................      N/A     N/A    47,940    6.00
  Minimum required to be "Adequately Capitalized"...........      N/A     N/A    31,962    4.00
  Excess over minimum to be "Adequately Capitalized"........      N/A     N/A    15,978    2.00
  To be "Well Capitalized"..................................      N/A     N/A    43,948    5.50
  Excess over "Well Capitalized" requirements...............      N/A     N/A     3,992    0.50

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

16.  RELATED PARTY TRANSACTIONS:

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

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

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

                           REPUBLIC BANCSHARES, INC.

                      PARENT-ONLY CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               1996
                                                              -------
ASSETS
  Cash......................................................  $     0
  Investment in wholly-owned subsidiary.....................   60,111
  Prepaid issuance costs -- subordinated debt...............      212
                                                              -------
          Total.............................................  $60,323
                                                              =======
LIABILITIES
  Subordinated debt.........................................  $ 6,000
  Accrued interest on subordinated debt.....................        4
                                                              -------
          Total liabilities.................................    6,004
                                                              -------
STOCKHOLDERS' EQUITY
  Perpetual preferred convertible stock.....................    1,500
  Common stock..............................................    8,367
  Capital surplus...........................................   26,699
  Retained earnings.........................................   17,849
  Unrealized losses on available-for-sale securities........      (96)
                                                              -------
          Total stockholders' equity........................   54,319
                                                              -------
          Total.............................................  $60,323
                                                              =======

                 PARENT-ONLY CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               1996
                                                              ------
INCOME
  Dividends from bank.......................................  $  264
  Interest expense on subordinated debt.....................      (5)
  Equity in undistributed net income of subsidiary..........   3,525
                                                              ------
          Net Income........................................  $3,784
                                                              ======

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY

                   PARENT-ONLY CONDENSED CASH FLOW STATEMENT
                                 (IN THOUSANDS)

                                                                FOR THE YEAR
                                                                    ENDED
                                                              DECEMBER 31, 1996
                                                              -----------------
OPERATING ACTIVITIES:
Net Income..................................................      $ $3,784
Reconciliation of net income to net cash provided:
  Interest expense on subordinated debt.....................             5
  Equity in undistributed net income of subsidiary..........        (3,525)
                                                                  --------
          Net cash provided by operating activities.........           264
                                                                  --------
INVESTMENT ACTIVITIES:
Equity investment in banking subsidiary.....................       (56,648)
                                                                  --------
          Net cash used in investing activities.............       (56,648)
                                                                  --------
FINANCING ACTIVITIES:
Issuance of stock and reorganization........................        50,860
Proceeds from issuance of subordinated debt.................         5,788
Dividend Payments on perpetual preferred stock..............          (264)
                                                                  --------
          Net cash provided by investing activities.........        56,384
                                                                  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      $     --
                                                                  --------
Cash Balance Beginning......................................      $     --
                                                                  --------
Cash Balance Ending.........................................      $     --
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

     On March 10, 1997, the Company and F.F.O. Financial Group, Inc., St. Cloud, Florida ("FFO") announced their board of directors had executed a letter of intent for the combination of the two companies. FFO has 11 branch offices in Osceola, Orange and Brevard counties with total assets of $316,949,000 and total deposits of $286,927,000. Mr. William R. Hough, president of an investment banking firm in St. Petersburg, Florida, owns a controlling interest in both companies. Under the terms of the letter of intent, the Company will exchange shares of Company Common Stock for all of the 8,430,000 outstanding shares of FFO common stock at a ratio of 0.29 share of the Company for each share of FFO. In the event that the product of the exchange ratio and the average closing price of the Company Common Stock on each of the twenty consecutive trading days ending on the third business day preceding the effective date of the transaction is below $4.10, the exchange ratio will be adjusted for decreases in the price of the Company Common Stock price; however, in no event will the exchange ratio exceed 0.30. FFO has the right to terminate the agreement if the average of the Company's stock price is less than $13.50. Either party has the right to terminate the agreement if the merger does not occur by November 1, 1997. Outstanding options for FFO common stock will be converted into options for Company Common Stock on the same basis. The transaction will be

                     REPUBLIC BANCSHARES, INC. & SUBSIDIARY
accounted for as a corporate reorganization under which the controlling shareholder's interest in FFO will be carried forward at its historical cost while the minority interest in FFO will be recorded at fair value. The transaction is subject to completion of a definitive agreement, shareholder approval by the parties, approval by various regulatory authorities, receipt of opinion that the transaction qualifies as a tax-free reorganization, and receipt of fairness opinions by each companies' financial advisor.

     The above financial information regarding Firstate and FFO was derived from unaudited financial statements at December 31, 1996.