Form 10-Q
period 1997-06-30
REPUBLIC BANCSHARES INC
filed 1997-08-14
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark one)
   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Common stock, par value $2.00 per share            4,185,667 shares outstanding
                                                   at July 31, 1997

                           REPUBLIC BANCSHARES, INC.


                                     INDEX


                                                                                                                   PAGE
                                                                                                                   ----

PART I.   FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

              Consolidated Balance Sheets - June 30, 1997 (unaudited)
               and December 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

              Consolidated Statements of Operations -
               Three month and six month periods
               ended June 30, 1997 and 1996 (all unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1996 and
               six months ended June 30, 1997 (unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Three month and six month periods
               ended June 30, 1997 and 1996 (all unaudited)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

              Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . 5-9

              Selected Quarterly Financial and Other Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11-12


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                           REPUBLIC BANCSHARES, INC.
       CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND DECEMBER 31, 1996
                      ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                           JUNE 30,        December 31,
ASSETS                                                                                       1997              1996
                                                                                            ------            ------
                                                                                          (UNAUDITED)
Cash and due from banks                                                                 $   27,049          $  27,810
Interest bearing deposits in banks                                                              91                118
Investment securities:
  Available for sale                                                                        36,968             74,397
Mortgage-backed securities:
  Available for sale                                                                        34,038             20,592
FHLB stock                                                                                   5,888              4,830
Federal funds sold                                                                          14,000              8,000
Loans held for sale                                                                         69,590             36,590
Loans, net of allowance for loan losses  (Notes 4 and 5)                                   755,612            693,270
Premises and equipment, net                                                                 22,704             19,715
Other real estate owned acquired through foreclosure, net                                    5,814              7,363
Other assets                                                                                28,917             15,183
                                                                                        ----------          ---------
       Total assets                                                                     $1,000,671          $ 907,868
                                                                                        ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits-
     Noninterest-bearing checking                                                       $   57,269          $  50,060
     Interest checking                                                                      86,833             87,639
     Money market                                                                           33,074             32,665
     Savings                                                                               249,660            245,951
     Time deposits                                                                         451,045            411,665
                                                                                        ----------          ---------
       Total deposits                                                                      877,881            827,980

  Securities sold under agreements to repurchase                                            20,002             15,372
  FHLB advances                                                                             35,000                  -
  Subordinated debt (6% rate, matures December 1, 2011)                                      6,000              6,000
  Other liabilities                                                                          5,378              4,197
                                                                                        ----------          ---------
       Total liabilities                                                                   944,261            853,549
                                                                                        ----------          ---------

Stockholders' equity:
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding.  Liquidation preference $6,600
     at June 30, 1997 and December 31, 1996.)                                                1,500              1,500
  Common stock ($2.00 par, 20,000,000 shares authorized and 4,185,667 and
      4,183,507 shares issued and outstanding at June 30, 1997 and December 31,
     1996, respectively)                                                                     8,371              8,367
  Capital surplus                                                                           26,723             26,699
  Retained earnings                                                                         19,949             17,849
  Net unrealized losses on available-for-sale securities, net of tax effect                   (133)               (96)
                                                                                        ----------          ---------
             Total stockholders' equity                                                     56,410             54,319
                                                                                        ----------          ---------
             Total liabilities and stockholders' equity                                 $1,000,671          $ 907,868
                                                                                        ==========          =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                For the Three Months Ended June 30,        For the Six Months Ended June 30,
                                                -----------------------------------        ---------------------------------
                                                   1997                1996                   1997                1996
                                                   ----                ----                   ----                ----
                                                          (unaudited)                               (unaudited)
INTEREST INCOME:
  Interest and fees on loans                     $  17,638           $ 14,949           $    34,144            $ 29,727
  Interest on investment securities                    615                312                 1,100                 740
  Interest on mortgage-backed securities               549                333                   855                 624
  Interest on federal funds sold                       430                256                 1,114                 553
  Interest on other investments                        105                 87                   194                 155
                                                 ---------           --------           -----------            --------
     Total interest income                          19,337             15,937                37,407              31,799
                                                 ---------           --------           -----------            --------

INTEREST EXPENSE:
  Interest on deposits                               9,235              7,693                17,897              15,573
  Interest on FHLB advances                             32                 52                    32                  52
  Interest on subordinated debt                        108                  -                   215                   -
  Interest on other borrowings                         265                 77                   464                 124
                                                 ---------           --------           -----------            --------
     Total interest expense                          9,640              7,822                18,608              15,749
                                                 ---------           --------           -----------            --------
     Net interest income                             9,697              8,115                18,799              16,050

PROVISION FOR LOAN LOSSES                              501                450                 1,639                 900
                                                 ---------           --------           -----------            --------
     Net interest income after
     provision for loan losses                       9,196              7,665                17,160              15,150
                                                 ---------           --------           -----------            --------

NONINTEREST INCOME:
  Income from mortgage banking activities              660                251                 1,558                 240
  Service charges on deposit accounts                  482                378                   920                 754
  Loan fee income                                      229                139                   354                 264
  Gains on sale of loans, net                          113                  -                 1,301                   -
  Gains on sale of securities, net                     171                  -                   213                   4
  Other operating income                               286                193                   718                 377
                                                 ---------           --------           -----------            --------
     Total noninterest income                        1,941                961                 5,064               1,639
                                                 ---------           --------           -----------            --------

NONINTEREST EXPENSES:
 General and administrative ("G&A") expenses:
  Salaries and employee benefits                     4,685              3,374                 9,051               6,626
  Net occupancy expense                              1,549              1,025                 2,832               2,050
  Data processing fees & services                      403                313                   793                 631
  FDIC and state assessments                           176                264                   303                 534
  Advertising                                          481                123                   691                 203
  Other operating expense                            2,530              1,216                 4,395               2,227
                                                 ---------           --------           -----------            --------
     Total G & A expenses                            9,824              6,315                18,065              12,271
Provision for losses on ORE                            120                270                   290                 450
ORE expense, other                                      40               (145)                   27                (143)
Amortization of goodwill & deposit premium             125                123                   247                 245
                                                 ---------           --------           -----------            --------
     Total noninterest expenses                     10,109              6,563                18,629              12,823
                                                 ---------           --------           -----------            --------
Income before income taxes                           1,028              2,063                 3,595               3,966
Income tax provision                                   399                794                 1,363               1,493
                                                 ---------           --------           -----------            --------
NET INCOME                                       $     629           $  1,269           $     2,232            $  2,473
                                                 =========           ========           ===========            =========
PER SHARE DATA:
   Net income per common and
   common equivalent share                       $     .13           $    .26           $       .44            $    .50
                                                 =========           ========           ===========            ========
   Weighted average common and common
   equivalent shares outstanding                 5,026,102          4,953,790             5,025,885           4,953,674
                                                 =========          =========             =========           =========

 The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                 THE SIX MONTHS ENDED JUNE 30, 1997 (UNAUDITED)
                                ($ IN THOUSANDS)




                                 Perpetual Preferred                                                      Net Unrealized
                                  Convertible Stock              Common Stock                             Gains (Losses)
                                 -------------------          ------------------                           on Available
                                 Shares                       Shares                 Capital    Retained     for Sale
                                 Issued       Amount          Issued     Amount      Surplus    Earnings   Securities      Total
                                 ------       ------          ------     ------      -------    --------   -------------  ---------
BALANCE, DECEMBER 31, 1995        75,000    $  1,500        4,183,507  $    8,367   $  26,699   $   14,329    $     8   $   50,903

 Net income for the twelve
  months ended December 31,
  1996                                 -           -                -           -           -        3,784          -        3,784

 Net unrealized losses on
  available-for-sale securities        -           -                -           -           -            -       (104)        (104)

 Dividends on preferred
  stock                                -           -                -           -           -         (264)         -         (264)
                                 -------    --------        ---------  ----------  ----------   ----------    -------   ----------
BALANCE, DECEMBER 31, 1996        75,000       1,500        4,183,507       8,367      26,699       17,849        (96)      54,319


 Net income for the six
  months ended June 30,
  1997                                 -           -                -           -           -        2,232          -        2,232

 Net unrealized losses on
  available-for-sale securities        -           -                -           -           -            -        (37)         (37)

 Issuance of common stock              -           -            2,160           4          24            -          -           28

 Dividends on preferred
  stock                                -           -                -           -           -         (132)         -         (132)
                                 -------    --------        ---------  ----------  ----------   ----------    -------   ----------
BALANCE, JUNE 30, 1997            75,000    $  1,500        4,185,667  $    8,371   $  26,723   $   19,949    $  (133)  $   56,410
                                 =======    ========        =========  ==========  ==========   ==========    =======   ==========

  The accompanying notes are an integral part of these consolidated statements

                           REPUBLIC BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                      For the Three Months Ended                For the Six Months Ended
                                                    ------------------------------         ------------------------------
                                                      June 30, 1997     June 30, 1996        June 30, 1997       June 30, 1996
OPERATING ACTIVITIES:                                 (unaudited)        (unaudited)          (unaudited)         (unaudited)
                                                   ----------------     --------------       -------------       -------------
  Net income                                       $      629           $     1,269            $   2,232          $   2,473
  Reconciliation of net income to net cash
  provided by (used in):
   Provision for losses on loans and ORE                  621                   720                1,929              1,350
   Depreciation and amortization, net                     811                   (37)                 552               (103)
   Amortization of premium and accretion
    of fair value                                         (70)                  167                  219                298
   (Gain) on sale of investment securities               (171)                    -                 (213)                (4)
   (Gain) on sale of loans                               (773)                 (192)              (2,859)              (192)
   (Gain) loss on sale of ORE                             (14)                 (129)                (122)              (119)
   Capitalization of mortgage servicing                  (645)                  405               (1,484)               420
   Net increase in deferred tax benefit                (2,528)                 (397)              (3,425)              (427)
   Gain on disposal of premises & equipment                 2                     -                    1                  -
   Net (increase) decrease in other assets             (6,200)                5,569               (6,405)               522
   Net increase (decrease) in other liabilities        34,159                  (115)              35,257               (764)
                                                   ----------           -----------            ---------          ---------
    Net cash provided by (used in)
      operating activities                             25,821                 7,260               25,682              3,454
                                                   ----------           -----------            ---------          ---------

INVESTING ACTIVITIES:
  Proceeds from excess of deposit liabilities
   assumed over assets acquired, net of cash acquired   7,223                     -                7,223                  -
  Net (increase) decrease in interest bearing
   deposits in banks                                      (91)                   (6)                  27                (15)
  Proceeds from sales & maturities of:
   Investment securities held to maturity                   -                     -                    -              7,000
   Investment securities available for sale            41,475                22,000              109,922             47,006
  Purchase of securities available for sale           (16,973)              (13,727)             (53,788)           (31,757)
  Purchase of securities held to maturity                   -                     -                    -                  -
  Principal repayment on mtg. backed securities         1,811                   710                1,904              1,459
  Purchase of FHLB stock                                    -                     -                 (251)            (1,290)
  Net increase in loans                               (65,851)              (25,386)             (70,282)           (35,535)
  Purchase of premises and equipment                   (3,589)                 (406)              (4,285)              (612)
  Proceeds from sale of ORE                             2,234                 1,415                3,078              1,674
  (Investments) disposals in other real estate
   owned (net)                                            117                     -                  138                  -
                                                   ----------           -----------            ---------          ---------
   Net cash provided by (used in) investing
    activities                                        (33,644)              (15,400)              (6,314)           (12,070)
                                                   ----------           -----------            ---------          ---------
FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                 (19,735)               23,854              (18,654)            22,832
  Net increase (decrease) in repurchase
   agreements                                           3,843                 7,737                4,630              9,081
  Proceeds from issuance of common stock                   27                     -                   27                  -
  Dividends on perpetual preferred stock                  (66)                  (66)                (132)              (132)
                                                   ----------           -----------            ---------          ---------
   Net cash provided by
    (used in) financing activities                    (15,931)               31,525              (14,129)            31,781
                                                   ----------           -----------            ---------          ---------
Net increase (decrease) in cash and
 cash equivalents                                     (23,754)               23,385                5,239             23,165
Cash and cash equivalents, beginning
 of period                                             64,803                34,207               35,810             34,427
                                                   ----------           -----------            ---------          ---------
Cash and cash equivalents, end of period           $   41,049           $    57,592            $  41,049          $  57,592
                                                   ==========           ===========            =========          =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Cash paid during the period for-

     Interest                                      $   10,015           $     9,180            $  18,622          $  16,048
     Income taxes                                       3,108                 1,373                3,639              2,238

  The accompanying notes are an integral part of these consolidated statements

                           REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Organization

Republic Bancshares, Inc. (the "Company") is a bank holding company organized in March 1996 under the laws of the State of Florida and is the holding company for Republic Bank (the "Bank"). The Bank is a state-chartered, federally-insured commercial bank organized in 1972 and provides a full range of retail and commercial banking products and related financial services. The Company and the Bank are headquartered in St. Petersburg, Florida. Commercial banking activities of the Bank include attracting checking, savings and time deposits from the public and general business customers and using these deposits to originate loans. The Bank also operates a mortgage banking division which originates residential mortgage loans for sale in the secondary market.

The accounting and reporting policies of the Company and the Bank are in conformity with generally accepted accounting principles and prevailing practices with the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1996, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results of the three months and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

Recent Accounting Developments

Sales of Financial Assets

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for the fiscal year beginning January 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The impact of the adoption of SFAS No. 125 upon the results of operations of the Company was not material.

Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Management is currently assessing the financial implications of implementing SFAS No. 128 and believes the adoption will not have a material effect on reported earnings per share.

Reporting Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was adopted.
SFAS No. 130 establishes standards for reporting and display of comprehensive income which includes those revenues, expenses, gains, and losses of a normal, recurring nature as-well-as items which are non-recurring, unusual and infrequent. A specific reporting format is not required, provided the financial statements show the amount of total comprehensive income for the period. Those items which are non-recurring in nature are required to be shown in the financial statements with appropriate footnote disclosure and the aggregate balance of such items must be shown separately from retained earnings and additional paid- in-capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required.

Disclosures About Business Segments

In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. SFAS No. 131 is effective for periods beginning after December 15, 1997. Management believes its commercial banking and mortgage banking activities constitute operating segments which will require disclosure about their respective assets, revenues, profit or loss and other operating data.

2.    BUSINESS COMBINATIONS

Firstate Financial, F.A.

On April 18, 1997, the Company acquired Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase of $5.5 million. At April 18, 1997, Firstate had total assets of $72.1 million, total deposits of $68.1 million and operated a branch in each of Orange and Seminole Counties. The acquisition was accounted for using purchase accounting rules and the amount of goodwill recorded was $130,000.

F.F.O. Financial Group, Inc.

Also in April 1997, the Company and F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the holding company for First Federal Savings and Loan Association of Osceola County ("First Federal"), entered into an Agreement and Plan of Merger (the "FFO Agreement") pursuant to which FFO will be merged into the Company in a stock transaction (the "FFO Merger"). FFO has 11 branches in Osceola, Orange and Brevard counties and, at March 31, 1997, had total assets of $320.0 million, total loans of $226.1 million and total deposits of $285.7 million. If consummated, the FFO Merger would increase the total assets of the Company to approximately $1.3 billion, expand its network of branches from 35 to 46, and increase the number of counties served by the Company's branches from seven to nine. William R. Hough, one of the Company's Controlling Stockholders, also owns a majority interest in FFO. Regulatory approval of the transaction has been granted and special meetings of the Company's and FFO's stockholders have been scheduled on August 29, 1997, to consider the transaction. Either party has the right to terminate the FFO Agreement if the FFO Merger does not occur by November 1, 1997.

The FFO Merger will be accounted for as a corporate reorganization in which the majority stockholder's interest in FFO will be combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO will be combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value is first assigned to individual assets and liabilities with the remainder considered unidentifiable goodwill. The pro forma valuation of the minority interest, book value and estimated amount of goodwill and market value adjustments using data as of March 31, 1997, is as follows:

Exchange ratio: 0.29 shares of the Company's stock for each share of FFO's stock

  Number of Company shares to be issued -- total                               2,449,417
  Minority interest in FFO                                                          30.9 %
  Number of shares to be issued to minority interest                             756,870
  Fair value per share of the Company's common stock                          $    15.50(1)
  Fair value of minority interest of FFO common stock                             11,731(2)
  Fair value of FFO common stock options over the exercise price                     139(3)
                                                                              ----------
  Fair value of minority interest                                                 11,870
                                                                              ----------
  Book value of minority interest                                                  6,415(4)
                                                                              ----------
  Goodwill and market value adjustments                                       $    5,455
                                                                              ==========
      Amount allocated to goodwill                                                 5,862
      Amount allocated to market value adjustments                                  (407)

__________________

(1) The fair value of the Company's common stock is based on the average of the closing bid price of the stock on Nasdaq's National Market two days before, two days after, and on March 11, 1997, the date that the Company and FFO announced that they had signed a letter of intent to combine the two companies.
(2) The fair value per share of the Company's common stock times the number of shares to be issued to the minority interest.
(3) The number of FFO options outstanding multiplied by the fair value of the Company's common stock adjusted for the exchange ratio of 0.29 less the aggregate exercise price of the FFO's common stock options, all multiplied by the 30.9% minority interest.
(4)   FFO's book value times the 30.9% minority interest.

3.    RECENT DEVELOPMENTS

RBI Capital Trust I ("RBI Capital")

RBI Capital is a wholly-owned subsidiary of the Company which was formed on May 29, 1997, to issue Cumulative Trust Preferred Securities (the "Preferred Securities") to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI Capital issued 2,875,000 shares of the Preferred Securities bearing an interest rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI Capital invested the proceeds in junior subordinated debt of the Company which also had an interest rate of 9.10%. The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank.

4.    LOANS AND LOANS HELD FOR SALE:

Loans at June 30, 1997, and December 31, 1996, are summarized as follows (in thousands):

                                                                              June 30,                    December 31,
                                                                               1997                          1996
                                                                            ----------                     ---------
   Real estate mortgage loans:
      One-to-four family residential                                        $ 402,999                      $ 383,015
      Multifamily residential                                                  69,253                         68,337
      Commercial real estate                                                  213,704                        182,298
      Construction/land development                                            35,765                         27,050
   Commercial loans                                                            33,013                         34,427
   Consumer loans                                                              13,789                          9,983
   Other loans                                                                    844                          1,294
                                                                            ---------                      ---------
      Total gross portfolio loans                                             769,367                        706,404
   Less-allowance for loan losses                                              13,755                         13,134
                                                                            ---------                      ---------
      Total loans held for portfolio                                          755,612                        693,270
   Loans held for sale                                                         69,590                         36,590
                                                                            ---------                      ----------
      Total loans                                                           $ 825,202                      $ 729,860
                                                                            =========                      =========

As of June 30, 1997, loans available for sale were comprised of $41.3 million of one-to-four family residential mortgages and $28.3 million of high loan-to-value mortgages secured by junior liens on residential properties. The weighted average interest rate was 9.85%. At December 31, 1996, loans available for sale were comprised of $32.0 million of one-to-four family residential mortgages and $4.6 million of high loan-to-value mortgages secured by junior loans on residential properties. The weighted average interest rate was 8.72%. Mortgage loans serviced for others as of June 30, 1997, and December 31, 1996, amounted to $186.0 million and $120.7 million, respectively.

5.    ALLOWANCES FOR LOSSES:

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

As part of the risk assessment for purchased loans, management has allocated a portion of the discount on such loan purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. Amounts added to the allowance for loan losses resulting from discount allocation are available to absorb potential losses only for those purchased loans and are not available for losses from other loan portfolios. To the extent that losses in certain pools or portfolios of loans exceed the allowance for loan losses and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then current period. During the first half of 1997, management sold $7.2 million of loans previously purchased and transferred $773,000 of the amount originally allocated to the allowance for purchased loans into the allocation for originated loans. After this transfer was completed and, taking into consideration loan loss provisions, charge-offs and recoveries for the first half of 1997, the allowance for loan losses was comprised of (i) $7.7 million allocated to originated loans (including loans acquired through the Firstate acquisition), (ii) $1.0 million allocated to loans acquired from CrossLand Savings, FSB in December 1993, (iii) $3.4 million allocated to a pool of loans purchased in March

1995 (the "March 1995 Purchase") and, (iv) $1.7 million allocated to the other pools of purchased loans. Additionally, as of June 30, 1997, the balance of unaccreted loan discount available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4.4 million. Loans on which interest was not being accrued totaled $14.8 million and $15.4 million at June 30, 1997, and December 31, 1996, respectively. Loans past due 90 days or more and still accruing interest at June 30, 1997, and December 31, 1996, totaled $1.1 million and $113,000, respectively. Changes in the allowance for loan losses were as follows (in thousands):

                                                                                For the Six Months Ended June 30,
                                                                                1997                      1996
                                                                                ----                      ----
Balance, beginning of period                                               $ 13,134                      $ 14,910
   Provision for loan losses                                                  1,639                           900
   Allowance for loan losses on purchased loans transferred
    to discount (includes amounts taken to income on loans sold)               (773)                          (29)
   Allowances from acquisitions                                                 132                             -
   Loans charged off                                                           (532)                       (1,296)
   Recoveries of loans charged off                                              155                           123
                                                                         ----------                      --------
Balance, end of period                                                     $ 13,755                      $ 14,608
                                                                           ========                      ========

Allowance for Losses on Other Real Estate ("ORE"):

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss. For the six months ended June 30, 1997, the Company recorded a provision expense for losses on ORE of $290,000.

The largest piece included in the ORE balance is a tract of land carried at $2.8 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 31, 1997. In the second quarter of 1997, the Company sold approximately two-thirds of its second-largest ORE property, a parcel of undeveloped land in Pasco County. As a result, the balance of this property carried on the Company's books has declined from $1.1 million at December 31, 1996, to $597,000 as of June 30, 1997. Management believes the carrying value of the unsold remainder of the parcel approximates the amount which could be realized upon final sale.

                      [This page intentionally left blank]

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Quarters Ending
                                                                ----------------------------------------------------

                                                               June 1997    Mar. 1997       Dec. 1996     Sept. 1996
                                                               ---------    ---------      ----------     ----------
OPERATING DATA:
 Interest income                                             $   19,337     $   18,070     $   18,423    $    16,725
 Interest expense                                                 9,640          8,969          8,722          8,455
                                                             ----------     ----------     ----------    -----------
 Net interest income                                              9,697          9,101          9,701          8,270
 Loan loss provision                                                501          1,138            450            450
                                                             ----------     ----------     ----------    -----------
 Net interest income after loan loss provision                    9,196          7,963          9,251          7,820
 Noninterest income                                               1,941          3,124          1,610          1,113
 General and administrative ("G&A") expenses                      9,824          8,240          8,167          6,867
 Other noninterest expense                                          285            280            261          2,449
                                                             ----------     ----------     ----------    -----------
 Net income (loss) before income taxes & negative goodwill        1,028          2,567          2,433           (383)
 Accretion of negative goodwill                                       -              -              -              -
                                                             ----------     ----------     ----------    -----------
 Net income before income taxes                                   1,028          2,567          2,433           (383)
 Income tax provision (benefit)                                     399            964            920           (181)
                                                            -----------     ----------     ----------    -----------
 Net income (loss)                                          $       629     $    1,603     $    1,513    $      (202)
                                                            ===========     ==========     ==========    ===========
PER SHARE DATA (FULLY DILUTED, NET OF TAX EFFECT):
 Core net income (1)                                        $       .16     $      .36     $      .34    $       .28
 SAIF Special Assessment                                              -              -              -           (.32)
 Provision for losses on ORE                                       (.01)          (.02)          (.02)          (.13)
 Gain on sale of building                                             -              -              -            .15
 Accretion (amortization) of goodwill                              (.02)          (.02)          (.02)          (.02)
                                                            -----------     ----------     ----------    -----------
 Net income                                                 $       .13     $      .32     $      .30    $      (.04)
                                                            ===========     ==========     ==========    ===========
 Weighted average shares outstanding                          5,026,102      4,980,167      4,968,199      4,951,301
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                               $ 1,000,671     $  912,093     $  907,868    $   852,478
 Investment & mortgage backed securities                         71,006         63,198         94,989         46,562
 Loans held for sale                                             69,590         40,201         36,590         22,901
 Portfolio loans, net of unearned income                        769,367        708,292        706,404        698,991
 Allowance for loan losses                                       13,755         13,508         13,134         14,776
 Deposits                                                       877,881        829,060        827,980        783,188
 Stockholders' equity                                            56,410         55,579         54,319         52,934
SELECTED FINANCIAL RATIOS:
 Return on average assets                                           .26%          .72%            .69%          (.09)%
 Return on average equity                                          4.57         12.10           11.44          (1.53)
 Net interest spread                                               3.97          3.83            4.34           3.77
 Net interest margin                                               4.25          4.12            4.66           4.08
 G&A expense to average assets (2)                                 4.11          3.63            3.71           3.24
 G&A efficiency ratio (2)                                         84.42         67.40           72.18          73.19
 Non-accrual loans to portfolio loans                              1.93          2.27            2.15           2.33
 Nonperforming assets to total assets                              2.16          2.58            2.50           3.14
 Allowance for loan loss to portfolio loans (total)                1.79          1.91            1.86           2.05
   Originated portfolio                                            1.49          1.61            1.45           1.51
   March 1995 Purchase                                            11.30          9.74           10.92          14.55
   CrossLand portfolio                                             1.20          1.20            1.14           1.10
   Other purchased portfolios                                      1.16          1.14            1.21           1.14
 Allowance for loan loss to non-performing loans (total)          87.32         82.81           85.94          81.46
   Originated portfolio                                           73.16         63.76           50.73          45.78
   March 1995 Purchase                                           441.82        551.88          488.78         689.66
   CrossLand portfolio                                           106.60        104.82          126.12          81.80
   Other purchased portfolios                                     46.67         45.60           89.80          59.97
OTHER DATA (AT PERIOD-END):
 Number of branch banking offices                                    35            33              32             32
 Number of full-time equivalent employees                           706           644             637            591
                                                            -----------     ----------     ----------    -----------

__________________________________
(1)  Excludes the effect of the non-recurring, unusual and infrequent items.
(2)  Excludes the SAIF Special Assessment.

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Quarters Ending
                                                              ---------------------------------------------------------
                                                               June 1996     March 1996     Dec. 1995      Sept. 1995
                                                               ---------     ----------     ---------      ----------
OPERATING DATA:
 Interest income                                             $   15,937     $   15,862     $   15,901     $   14,842
 Interest expense                                                 7,822          7,927          8,051          7,794
                                                             ----------     ----------     ----------     ----------
 Net interest income                                              8,115          7,935          7,850          7,048
 Loan loss provision                                                450            450            275            330
                                                             ----------     ----------     ----------     ----------
 Net interest income after loan loss provision                    7,665          7,485          7,575          6,718
 Noninterest income                                                 988            678            747            647
 G&A expenses                                                     6,342          5,955          6,388          5,509
 Other noninterest expense                                          248            305             (6)           389
                                                             ----------     ----------     ----------     ----------
 Net income before income taxes & negative goodwill               2,063          1,903          1,940          1,467
 Accretion of negative goodwill                                       -              -              -            225
                                                             ----------     ----------     ----------     ----------
 Net income before income taxes                                   2,063          1,903          1,940          1,692
 Income tax provision                                               794            699            694            424
                                                             ----------     ----------     ----------     ----------
 Net income                                                  $    1,269     $    1,204     $    1,246     $    1,268
                                                             ==========     ==========     ==========     ==========
PER SHARE DATA (FULLY DILUTED, NET OF TAX EFFECT):
 Core net income (1)                                         $      .31     $      .28     $      .27     $      .23
 SAIF Special Assessment                                              -              -              -              -
 Provision for losses on ORE                                       (.03)          (.02)             -              -
 Gain on sale of building                                             -              -              -              -
 Accretion (amortization) of goodwill                              (.02)          (.02)          (.02)           .03
                                                             ----------     ----------     ----------     ----------
 Net income                                                  $      .26     $      .24     $      .25     $      .26
                                                             ==========     ==========     ==========     ==========
 Weighted average shares outstanding                          4,954,555      4,953,229      4,954,555      4,961,541
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                $  835,005     $  802,363     $  801,995     $  758,739
 Investment & mortgage backed securities                         44,104         51,481         64,801         47,635
 Loans held for sale                                             21,202         12,554          4,711              -
 Portfolio loans, net of unearned income                        677,038        664,104        664,705        633,908
 Allowance for loan losses                                       14,608         14,746         14,910         14,641
 Deposits                                                       765,936        742,082        743,105        703,237
 Stockholder's equity                                            53,214         52,047         50,903         49,706
SELECTED FINANCIAL RATIOS:
 Return on average assets                                           .63 %          .60 %          .62 %          .66 %
 Return on average equity                                          9.93           9.57          10.07          10.45
 Net interest spread                                               3.92           3.83           3.84           3.59
 Net interest margin                                               4.21           4.14           4.17           3.91
 G&A expense to average assets (2)                                 2.98           2.96           3.22           2.89
 G&A efficiency ratio (2)                                         69.68          68.84          74.30          71.59
 Non-accrual loans to total loans                                  2.24           2.24           2.02           2.43
 Nonperforming assets to total assets                              3.13           3.02           2.93           3.19
 Allowance for loan loss to portfolio loans (total)                2.09           2.18           2.23           2.31
    Originated portfolio                                           1.52           1.49           1.46           1.69
    March 1995 Purchase                                           14.50          14.60          15.25          15.13
    CrossLand portfolio                                            1.07           1.17           1.04           1.06
    Other purchased portfolios                                     1.15           1.11           1.16            .85
 Allowance for loan loss to non-performing loans (total)          85.06          96.47          90.47          84.53
    Originated portfolio                                          62.95          68.05          71.43          93.02
    March 1995 Purchase                                          552.18         778.75         647.83         508.82
    CrossLand portfolio                                           53.22          63.46          41.77          34.63
    Other purchased portfolios                                    39.79          40.39          41.84          25.03
OTHER DATA (AT PERIOD-END):
  Number of branch offices                                           32             32             32             32
  Number of full-time equivalent employees                          534            436            421            403

______________________________
(1)   Excludes the effect of the non-recurring, unusual and infrequent items.
(2)   Excludes the SAIF Special Assessment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF BALANCE SHEETS AT JUNE 30, 1997 AND DECEMBER 31, 1996

Overview

Total assets were $1.0 billion at June 30, 1997, and $907.9 million at December 31, 1996, an increase of $92.8 million or 10.22%. During April 1997, the Company consummated its acquisition of Firstate Financial, F.A., which accounted for a $69.5 million or 7.66% increase. Principally as a result of the Firstate acquisition, total deposits increased by $49.9 million from $828.0 million at year-end 1996 to $877.9 million. Total loans increased by $96.0 million from $743.0 million at the end of the prior year to $839.0 million at the end of the second quarter.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $71.0 million at June 30, 1997, compared to $95.0 million at December 31, 1996, a decrease of $24.0 million. The Company has recorded its investment and mortgage-backed securities categorized as "available for sale" at their period-end market value. The Company did not have any investment and mortgage-backed securities which were categorized as "held to maturity" as of June 30, 1997. During the first six months of 1997 management permitted the amount in this category to decline by allowing maturities and sales to exceed purchases. The Company recorded $213,000 in net gains on the sales of $48.3 million in investments and mortgage-backed securities of which $26.4 million were obtained through the Firstate acquisition. Federal funds sold, all on an overnight basis, increased by $6.0 million from $8.0 million at the prior year-end to $14.0 million at June 30, 1997.

Loans

Total loans held for portfolio increased $63.0 million (of which $56.8 million was from the Firstate acquisition) from $706.4 million at the prior year-end to $769.4 million at June 30, 1997. One-to-four family residential loans increased by $20.0 million primarily as a result of the Firstate acquisition. Commercial real estate and multifamily residential loans increased $32.3 million to $283.0 million. Consumer loans increased $3.8 million while commercial (business) and other loans declined slightly.

Allowance for Loan Losses

The allowance for loan losses amounted to $13.8 million at June 30, 1997 (1.79% of portfolio loans) compared to $13.1 million at December 31, 1996. At June 30, 1997, the allowance for loan losses included $7.5 million allocated to loans originated by the Company, $3.5 million allocated to the largest loan purchase made in March 1995 (the "March 1995 Purchase"), $1.0 million allocated to loans purchased from CrossLand, and $1.7 million allocated to other loan purchases. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity to the allowance in 1997 included provisions for loan losses of $1.6 million (based generally on the growth in the loan portfolio), loan charge-offs (net of recoveries) of $377,000, $773,000 re-allocated from the allowance to loan discounts and $132,000 in allowances obtained through the Firstate acquisition. The net charge-off amount for the period included $120,000 assessed against the allowance for loan losses on loans allocated to the March 1995 Purchase as properties securing certain nonperforming loans in that purchase were acquired through foreclosure and recorded at their fair value.

Nonperforming Assets

Nonperforming assets amounted to $21.6 million or 2.16% of total assets at June 30, 1997, as compared to $22.6 million or 2.51% of total assets at December 31, 1996. Nonperforming loans totaled $15.8 million at the end of the second quarter, an increase of $500,000 from the prior year-end total of $15.3 million. This increase was primarily the result of a $1.7 million increase in 1-4 residential nonperforming loans which was partially offset by a $1.2 million reduction in commercial real estate and commercial business loans. Other real estate decreased by $1.5 million from $7.3 million at the end of the prior year to $5.8 million at the end of the second quarter. This improvement was primarily the result of the sale of $3.0 million of ORE properties, at an aggregate net gain of $122,000, which exceeded foreclosures on properties, the majority of which were securing residential loans which had been purchased at substantial discounts from their face value.

Deposits

Total deposits were $877.9 million at June 30, 1997, compared to $828.0 million at the prior year-end, an increase of $49.9 million. Excluding the Firstate acquisition which comprised $68.4 million in deposits, total deposits would have declined by $18.5 million, which included a $22.0 million decline in certificates of deposit as the Company adopted a less competitive rate strategy during the first six months of the year. Regular savings accounts increased by $2.0 million and passbook savings accounts offered to higher-balance customers at a premium rate of 5.00% increased by $1.7 million while retail checking balances declined by $2.9 million.

Stockholders' Equity

Stockholders' equity was $56.4 million at June 30, 1997, or 5.64% of total assets compared to $54.3 million or 5.98% of total assets at December 31, 1996. At June 30, 1997, the Bank's Tier 1 ("Leverage") Capital ratio was 6.03%, its Tier 1 Risk-Based Capital ratio was 8.78%, and its Total Risk-Based Capital ratio was 10.04%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's Tier 1 ("Leverage") ratio, Tier 1 Risk-Based Capital ratio and total Risk-Based Capital ratio was 5.42%, 7.88% and 10.06%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

Overview

Net income for the three months ended June 30, 1997, was $629,000 or $.13 per share, compared with net income of $1.3 million, or $.26 per share, for the second quarter of 1996. Return on average assets for the second quarter of 1997 was .26% compared with .63% for the second quarter of 1996, while return on average equity was 4.57% compared with 9.93%. Previously, the Company had announced that net income was expected to decline from the comparable period due to a change in its strategy regarding high loan-to-value home equity loans. Since it began originating that type of loan in the fourth quarter of 1996, the Company had been immediately selling those loans following origination. The Company changed that strategy in the second quarter of 1997, retaining a significant portion of those loans with the intent to securitize or sell these loans in bulk at a future date. Primarily as a result of this change, net income in the second quarter was reduced due to recognizing the relatively high costs of originating these loans and the absence of revenues resulting from loan sales. In the second quarter of 1997, the Company recognized, as part of its noninterest income, $660,000 of pre-tax income from mortgage banking activities. The Company estimates that, based on published purchase prices from established firms that participate in the home equity loan secondary markets, its pre-tax income from mortgage banking activities in the second quarter of 1997 would have increased by approximately $2.6 million if the Company had followed its former policy of immediately selling these loans.

Analysis of Net Interest Income (see table on page 16)

Net interest income for the second quarter of 1997 was $9.7 million compared with $8.1 million for the same period last year. This $1.6 million or 19.49% increase was the result of $646,000 from an improved net interest spread and $936,000 in additional income from balance sheet growth. Interest income was $19.3 million for 1997, an increase of $5.9 million over 1996 while interest expense increased by $1.8 million. Average asset yield increased 19 basis points from 8.35% for the second quarter of 1996 to 8.54% for 1997. The average cost of interest-bearing liabilities increased 13 basis points from 4.44% to 4.57%. As a result, net interest spread increased six basis points from 3.91% for 1996 to 3.97% for 1997 and net interest margin, which includes the benefit of noninterest bearing funds, increased four basis points from 4.21% for 1996 to 4.25% for 1997.

Noninterest Income

Noninterest income for the second quarter of 1997 was $1.9 million compared with $961,000 for the same period of 1996, an increase of $980,000. This increase was primarily the result of net gains on mortgage banking activities, consisting of gains on sale of loans and recognition of the value of originated mortgage servicing rights ("OMSR's"), which increased $409,000. Service fees on deposit accounts increased $104,000 and loan service fees increased $90,000. Additionally, fee income from the Company's new Generations Gold program increased by $56,000, a 124% increase compared with the same period last year.

The following table reflects the components of noninterest income for the three months ended June 30, 1997, and 1996 (in thousands):

                                                                     For the Three Months
                                                                        Ended June 30,
                                                    ---------------------------------------------------
                                                                                              Increase
                                                         1997             1996               (Decrease)
                                                        ------           ------              ----------
Income from mortgage banking operations               $  660             $ 251                $ 409
Service charges on deposit accounts                      482               378                  104
Loan fee income                                          229               139                   90
Merchant charge card processing fees                      52                36                   16
Gains on sales of loans, net                             113                 -                  113
Gain on sale of securities, net                          171                 -                  171
Generations Gold fee income                              101                45                   56
Other income                                             133               112                   21
                                                      ------             -----                -----
Total noninterest income                              $1,941             $ 961                $ 980
                                                      ======             =====                =====

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended June 30, 1997 and 1996 (in thousands):

                                                                Three Months Ended June 30,
                                      -------------------------------------------------------------------------
                                                   1997                                     1996
                                      ----------------------------------      ---------------------------------
                                      Average                    Average      Average                  Average
                                      Balance        Interest      Rate       Balance      Interest      Rate
                                      -------        --------    -------      -------      --------    --------
Summary of Average Rates
------------------------
Interest earning assets:
  Loans, net                         $ 790,039     $  17,638      8.90%      $ 691,998   $  14,949       8.60%
  Investment securities                 41,603           615      5.92          23,477         312       5.34
  Mortgage backed securities            34,379           549      6.39          20,198         333       6.59
  Interest bearing deposits in banks        81             1      6.00             143           -        .42
  FHLB stock                             5,729           104      7.25           4,830          87       7.25
  Federal funds sold                    31,037           430      5.48          19,090         256       5.31
                                     ---------     ---------                ----------  ----------
  Total interest-earning assets        902,868        19,337      8.54         759,736      15,937       8.36
  Non interest-earning assets           54,314                                  46,012
                                     ---------                              ----------
  Total assets                       $ 957,182                               $ 805,748
                                     =========                               =========

Interest-bearing liabilities:
  Interest checking                  $  88,795     $     236      1.07       $  80,693         230       1.15
  Savings                              251,198         2,866      4.58         135,513       1,349       4.01
  Money market                          33,928           166      1.97          38,545         208       2.17
  Time deposits                        444,048         5,967      5.39         443,322       5,906       5.36
  FHLB advances                          2,198            32      5.90           3,846          52       5.39
  Other borrowings                      26,057           373      5.73           6,494          77       4.79
                                     ---------     ---------               -----------  ----------
  Total interest-bearing liabilities   846,224         9,640      4.57         708,413       7,822       4.44
                                                   ---------                            ----------
  Non interest-bearing liabilities      55,783                                  46,088
  Stockholders' equity                  55,175                                  51,247
                                     ---------                              ----------
  Total liabilities and equity       $ 957,182                               $ 805,748
                                     =========                               =========
Net interest income/net interest spread            $   9,697      3.97%                  $   8,115       3.91%
                                                   =========      ====                   =========       ====
Net interest margin                                               4.25%                                  4.21%
                                                                  ====                                   ====


                                                    Increase (Decrease) Due to (1)
                                                    ---------------------------
Changes in Net Interest Income                        Volume             Rate              Total
------------------------------                        ------             ----              -----
Interest earning assets:
  Loans, net                                       $  2,001          $     688            $  2,689
  Investment securities                                 273                 30                 303
  Mortgage backed securities                            226                (10)                216
  Interest bearing deposits in banks                      -                  1                   1
  FHLB stock                                             16                  1                  17
  Federal funds sold                                    165                  9                 174
                                                   --------          ---------            --------
   Total change in interest income                    2,681                719               3,400

Interest-bearing liabilities:
    Interest checking                                    23                (17)                  6
    Savings                                           1,407                110               1,517
    Money market                                        (24)               (18)                (42)
    Time deposits                                        82                (21)                 61
    FHLB advances                                       (26)                 6                 (20)
    Other borrowings                                    283                 13                 296
                                                   --------          ---------            --------
    Total change in interest expense                  1,745                 73               1,818
                                                   --------          ---------            --------
Increase (decrease) in net interest income         $    936          $     646            $  1,582
                                                   ========          =========            ========

------------------------
(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Expense

General and administrative ("G & A") expenses for 1997 were $9.8 million compared with $6.3 million, an increase of $3.5 million. Total noninterest expenses, which include G & A expense, were $10.1 million for the second quarter of 1997 compared with $6.6 million for the same period last year, an increase of $3.5 million. Increases occurred in substantially all areas of expense primarily as a result of the costs associated with increased loan production capabilities, and to a lesser degree, the Firstate acquisition.

The following table reflects the components of noninterest expense for the three months ended June 30, 1997 and 1996 (in thousands):

                                                                     For the Three Months
                                                                        Ended June 30,
                                                      ---------------------------------------------------
                                                                                              Increase
                                                         1997             1996               (Decrease)
                                                        ------           ------              ----------
Salaries and benefits                               $  4,685           $  3,374              $ 1,311
Net occupancy expense                                  1,549              1,025                  524
Advertising                                              481                123                  358
Data processing fees                                     403                313                   90
FDIC and state assessments                               176                264                  (88)
Telephone expense                                        284                131                  153
Legal & professional                                     299                150                  149
Postage and supplies                                     846                232                  614
Other operating expense                                1,101                703                  398
                                                    --------           --------              -------
Total G & A expenses                                   9,824              6,315                3,509
Provision for losses on ORE                              120                270                 (150)
ORE expense, net of ORE income                            40                (45)                 185
Amortization of premium on deposits                      125                123                    2
                                                    --------           --------              -------
Total noninterest expense                           $ 10,109           $  6,563              $ 3,546
                                                    ========           ========              =======

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Overview

Net income for the six months ended June 30, 1997, was $2.2 million, or $.44 per share, compared with $2.5 million, or $.50 per share, for the same period in 1996. Return on average assets for the first six months of 1997 was .48% compared with .62% for the same period of 1996, while return on average equity was 8.27% compared with 9.76%.

Analysis of Net Interest Income (see table on page 18)

Net interest income for the first six months of 1997 was $18.8 million compared with $16.1 million for 1996. This $2.7 million or 17.13% increase was the result of $1.5 million in additional income from balance sheet growth and $1.2 million from an increased net interest spread. Interest income was $37.4 million for 1997, an increase of $5.6 million over 1996. During the same period interest expense increased by $2.9 million from $15.7 million for 1996 to $18.6 million for 1997. Average asset yield increased nine basis points from 8.36% for 1996 to 8.45% for 1997 and average earning assets increased $122.3 million. During this same period the average cost of interest-bearing liabilities increased six basis points from 4.49% to 4.55%. Net interest spread increased three basis points from 3.87% for 1996 to 3.90% for 1997 and net interest margin, which includes the benefit of noninterest bearing funds, increased slightly from 4.18% for 1996 to 4.19% for 1997.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                      Six Months Ended June 30,
                                             ---------------------------------------------------------------------------
                                                           1997                                    1996
                                             ---------------------------------      ------------------------------------
                                            Average                    Average     Average                    Average
                                            Balance       Interest       Rate      Balance        Interest     Rate
                                            -------       --------     -------     -------        --------   --------
Summary of Average Rates
------------------------
Interest earning assets:
  Loans, net                              $ 768,024      $ 34,144       8.84%    $ 684,709      $  29,727      8.64%
  Investment securities                      37,974         1,100       5.84        27,876            740      5.34
  Mortgage backed securities                 27,170           855       6.29        20,300            624      6.15
  Interest bearing deposits in banks             99             3       5.70            93              1      1.17
  FHLB stock                                  5,301           191       7.25         4,263            154      7.26
  Federal funds sold                         41,419         1,114       5.35        20,416            553      5.36
                                          ---------      --------               ----------     ----------
  Total interest-earning assets             879,987        37,407       8.45       757,657         31,799      8.36
  Non interest-earning assets                52,075                                 46,154
                                          ---------                             ----------
  Total assets                            $ 932,062                              $ 803,811
                                          =========                              =========

Interest-bearing liabilities:
  Interest checking                       $  88,629      $    476       1.08     $  79,122            484      1.23
  Savings                                   249,641         5,652       4.57       117,786          2,274      3.88
  Money market                               33,474           332       2.00        39,127            428      2.19
  Time deposits                             427,411        11,437       5.40       462,723         12,387      5.38
  FHLB advances                               1,105            32       5.90         1,923             52      5.39
  Other borrowings                           24,120           679       5.67         5,426            124      4.63
                                          ---------      --------               ----------     ----------
  Total interest-bearing liabilities        824,380        18,608       4.55       706,107         15,749      4.49
  Non interest-bearing liabilities           53,227                                 46,865
  Stockholders' equity                       54,455                                 50,839
                                          ---------                             ----------
  Total liabilities and equity            $ 932,062                              $ 803,811
                                          =========                              =========
Net interest income/net interest spread                  $ 18,799       3.90%                   $  16,050      3.87%
                                                         ========       ====                    =========      ====
Net interest margin                                                     4.19%                                  4.18%
                                                                        ====                                   ====

                                                      Increase (Decrease) Due to (1)
                                                      ------------------------------
Changes in Net Interest Income                        Volume               Rate                Total
------------------------------                        ------               ----                -----
Interest earning assets:
  Loans, net                                       $  3,332              $  1,085            $  4,417
  Investment securities                                 303                    57                 360
  Mortgage backed securities                            216                    15                 231
  Interest bearing deposits in banks                      -                     2                   2
  FHLB stock                                             37                     -                  37
  Federal funds sold                                    562                    (1)                561
                                                   --------              --------            --------
   Total change in interest income                    4,450                 1,158               5,608

Interest-bearing liabilities:
    Interest checking                                    53                  (61)                  (8)
    Savings                                           3,180                   198               3,378
    Money market                                        (60)                  (36)                (96)
    Time deposits                                      (762)                 (188)               (950)
    FHLB advances                                       (26)                    6                 (20)
    Other borrowings                                    531                    24                 555
                                                   --------              --------            --------
    Total change in interest expense                  2,916                   (57)              2,859
                                                   --------              -------             --------
Increase (decrease) in net interest income         $  1,534              $  1,215            $  2,749
                                                   ========              ========            ========

------------------------

(1) Changes in net interest income due to changes in volume and rate are based on absolute values.

Noninterest Income

Noninterest income for the first six months of 1997 was $5.1 million compared to $1.6 million for the same period of 1996, an increase of $3.5 million. This increase is primarily the result of higher income from mortgage banking activities which increased $1.3 million and gains on the sale of portfolio loans of $1.3 million. Additional increases were in service fees on deposit accounts of $166,000, loan service fees of $90,000, gains on sale of securities of $209,000, and Generations Gold fee income of $149,000.


The following table reflects the components of noninterest income for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                     For the Six Months
                                                                       Ended June 30,
                                                     ------------------------------------------------------
                                                                                              Increase
                                                         1997             1996               (Decrease)
                                                        ------           ------              ----------

Income from mortgage banking operations              $ 1,558          $    240               $ 1,318

Service charges on deposit accounts                      920               754                   166

Loan fee income                                          354               264                    90

Merchant charge card processing fees                     101                59                    42

Gains on sales of loans, net                           1,301                 -                 1,301

Gain on sale of securities, net                          213                 4                   209

Generations Gold fee income                              201                52                   149

Other income                                             416               266                   150
                                                     -------          --------               -------
Total noninterest income                             $ 5,064          $  1,639               $ 3,425
                                                     =======          ========               =======

Noninterest Expense

Total noninterest expenses for the first six months of 1997 were $18.6 million compared to $12.8 million for the same period last year, an increase of $5.8 million G & A expenses for 1997, included in the noninterest expense total, were $18.1 million compared to $12.3 million an increase of $5.8 million. The increase was the result of increased costs from an overall expansion of the Company's loan production capabilities and the Firstate acquisition.

The following table reflects the components of noninterest expense for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                    For the Three Months
                                                                      Ended June 30,
                                                   ------------------------------------------------------
                                                                                              Increase
                                                         1997             1996               (Decrease)
                                                        ------           ------              ----------
Salaries and benefits                               $  9,051          $  6,626              $  2,425

Net occupancy expense                                  2,832             2,050                   782

Advertising                                              691               203                   488
Data processing fees                                     793               631                   162
Telephone expense                                        535               256                   279
Legal and professional                                   547               256                   291
Postage and supplies                                   1,182               461                   721
FDIC and state assessments                               303               534                  (231)
Other operating expense                                2,131             1,254                   877
                                                    --------           -------              --------
Total G & A expenses                                  18,065            12,271                 5,794
Provision for losses on ORE                              290               450                  (160)
ORE expense, net of ORE income                            27              (143)                  170
Amortization of premium on deposits                      247               245                     2
                                                   ---------         ---------              --------
Total noninterest expense                           $ 18,629          $ 12,823              $  5,806
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             27.0  Financial Data Schedule (for SEC use only)

          b. Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended June 30, 1997.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        REPUBLIC BANCSHARES, INC.


Date:   August 12, 1997                  By: /s/ John W. Sapanski
                                            --------------------------------
                                            John W. Sapanski
                                            Chairman and Chief Executive
                                            Officer (principal executive
                                            officer)




Date:   August 12, 1997                  By: /s/  William R. Falzone
                                            --------------------------------
                                            William R. Falzone
                                            Treasurer (principal
                                            financial and accounting
                                            officer)