Form 10-Q
period 1997-09-30
REPUBLIC BANCSHARES INC
filed 1997-11-14
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark one)
     /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

     / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                          ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $2.00 per share    6,689,252 shares outstanding at October 31, 1997
---------------------------------------    ------------------------------------------------

                           REPUBLIC BANCSHARES, INC.

                                     INDEX

PART I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the merger with F.F.O. Financial Group, Inc.)

ITEM 1.    FINANCIAL STATEMENTS                                                                                 PAGE
                                                                                                                -----

               Consolidated Balance Sheets - September 30, 1997 (unaudited)
                and December 31, 1996.............................................................................1

               Consolidated Statements of Operations -
                Three month and nine month periods
                ended September 30, 1997 and 1996 (all unaudited).................................................2

               Consolidated Statements of Stockholders' Equity -
                Year ended December 31, 1996 and
                nine months ended September 30, 1997 (unaudited)..................................................3

               Consolidated Statements of Cash Flows -
                Three month and nine month periods
                ended September 30, 1997 and 1996 (all unaudited).................................................4

               Notes to Consolidated Financial Statements (unaudited).............................................5

               Selected Quarterly Financial and Other Data.......................................................16

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS............................................................................18

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.....................................................................................25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................................................25

SIGNATURES.......................................................................................................26

                           REPUBLIC BANCSHARES, INC.
    CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                      ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                           SEPTEMBER 30,     December 31,
                                                                                              1997               1996
                                                                                           -------------     ------------
ASSETS                                                                                     (UNAUDITED)
------
Cash and due from banks                                                                    $    44,017         $    34,109
Interest bearing deposits in banks                                                               3,906              11,783
Federal funds sold                                                                              62,000               8,000
Investment securities:

   Available for sale                                                                           21,072              74,397
   Trading                                                                                           -               4,032
Mortgage-backed securities:
   Available for sale                                                                           75,827              62,037
   Trading                                                                                           -               5,548
   Held to maturity                                                                                  -              15,343
FHLB stock                                                                                       8,267               7,209
Loans held for sale                                                                             94,896              47,052
Loans, net of allowance for loan losses  (Notes 4 and 5)                                     1,086,311             901,576
Premises and equipment, net                                                                     32,186              25,039
Other real estate owned acquired through foreclosure, net                                        7,848               8,162
Accrued interest receivable                                                                      8,739               7,160
Goodwill and premium on deposits                                                                 4,872                 527
Other assets                                                                                    19,411              12,383
                                                                                            ----------          ----------
        Total assets                                                                        $1,469,352          $1,224,357
                                                                                            ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Deposits-
     Noninterest-bearing checking                                                          $    81,985          $   64,363
     Interest checking                                                                         116,660              87,639
     Money market                                                                               36,822              32,665
     Savings                                                                                   280,513             303,932
     Time deposits                                                                             773,120             626,308
                                                                                           -----------          ----------
        Total deposits                                                                       1,289,100           1,114,907
   Securities sold under agreements to repurchase                                               24,803              15,372
   FHLB advances                                                                                25,000               7,000
   Subordinated debt (6% rate, matures December 1, 2011)                                         6,000               6,000
   Other liabilities                                                                             8,106               6,479
                                                                                           -----------          ----------
        Total liabilities                                                                    1,353,009           1,149,758
                                                                                           -----------          ----------

   Company-obligated mandatority redeemable capital
     securities of subsidiary trust                                                             28,750                   -
   Minority interest in F.F.O. Financial Group, Inc.                                                 -               6,421

Stockholders' equity:
   Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding. Liquidation preference $6,660
     at September 30, 1997 and December 31, 1996.)                                               1,500               1,500
   Common stock ($2.00 par, 20,000,000 shares authorized, 6,689,252 and
      5,854,414 shares issued and outstanding at September 30, 1997 and
      December 31, 1996, respectively)                                                          13,378              11,708
   Capital surplus                                                                              45,019              34,225
   Retained earnings                                                                            26,954              20,847
   Net unrealized gain (losses) on available-for-sale securities,
     net of tax effect                                                                             742                (102)
                                                                                           -----------        ------------
        Total stockholders' equity                                                              87,593              68,178
                                                                                           -----------        ------------
        Total liabilities and stockholders' equity                                         $ 1,469,352        $  1,224,357
                                                                                           ===========        ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 For the Three Months Ended Sept. 30,     For the Nine Months Ended Sept. 30,
                                                 ------------------------------------     -----------------------------------
                                                      1997                1996                 1997                  1996
                                                      ----                ----                 ----                  ----
                                                            (unaudited)                                 (unaudited)
INTEREST INCOME:
  Interest and fees on loans                      $   26,834           $  19,488             $   70,320            $  57,305
  Interest on investment securities                      551                 481                  1,863                1,618
  Interest on mortgage-backed securities               1,246               1,346                  4,096                4,083
  Interest on federal funds sold                         661                 584                  1,870                1,167
  Interest on other investments                          173                 166                    538                  555
                                                  ----------           ---------             ----------            ---------
     Total interest income                            29,465              22,065                 78,687               64,728
                                                  ----------           ---------             ----------            ---------
INTEREST EXPENSE:
  Interest on deposits                                13,572              11,120                 37,729               32,496
  Interest on FHLB advances                              757                  17                    884                  349
  Interest on subordinated debt                          113                   -                    328                    -
  Interest on other borrowings                           280                 142                    745                  265
                                                  ----------           ---------             ----------            ---------
  Total interest expense                              14,722              11,279                 39,686               33,110
                                                  ----------           ---------             ----------            ---------
     Net interest income                              14,743              10,786                 39,001               31,618
PROVISION FOR LOAN LOSSES                                495                 457                  2,134                1,507
                                                 -----------           ---------             ----------            ---------
     Net interest income after
     provision for loan losses                        14,248              10,329                 36,867               30,111
                                                  ----------           ---------             ----------            ---------
NONINTEREST INCOME:
  Income from mortgage banking activities              6,338                 340                  7,879                    -
  Gain on sale of loans                                   42                  16                  1,622                  390
  Service charges on deposit accounts                    923                 697                  2,462                2,057
  Loan fee income                                        393                 343                  1,167                  993
  Gains on sale of securities, net                       329                 (18)                   477                 (340)
  Gain on sale of ORE held for investment                  -               1,207                      -                1,207
  Other operating income                               1,090                 256                  1,921                1,041
                                                 -----------           ---------             ----------            ---------
     Total noninterest income                          9,115               2,841                 15,528                5,348
                                                  ----------           ---------             ----------            ---------
NONINTEREST EXPENSES:
 General and administrative ("G&A") expenses          16,114               9,174                 38,765               26,235
 Merger expenses                                       1,031                   -                  1,087                    -
 SAIF Special Assessment                                   -               4,005                      -                4,005
 Provision for losses on ORE                             120               1,041                    410                1,491
 ORE expense, other                                       90                 (63)                   170                 (416)
 Amortization of goodwill & deposit premium               57                 123                    305                  368
                                                 -----------           ---------             ----------            ---------
     Total noninterest expenses                       17,412              14,280                 40,737               31,683
                                                 -----------           ---------             ----------            ---------
Income (loss) before income taxes and minority
  interest                                             5,951              (1,110)                11,658                3,776
Income tax provision (benefit)                         2,217                (451)                 4,395                1,384

Minority interest in income of subsidiary trust         (284)                  -                   (284)                   -
Minority interest reduction from FFO                    (259)               (144)                  (674)                 (38)
                                                 -----------           ---------             ----------            ---------
NET INCOME                                       $     3,191           $    (515)            $    6,305            $   2,354
                                                 ===========           =========             ==========            =========
PER SHARE DATA:
   Net income per common and
   common equivalent share                       $       .47           $    (.08)            $      .94            $     .36
                                                 ===========           =========             ==========            =========
   Weighted average common and common
   equivalent shares outstanding                   6,852,689           6,622,493              6,738,318            6,626,102
                                                 ===========           =========             ==========            =========

 The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (UNAUDITED)
                                ($ IN THOUSANDS)



                                    Perpetual Preferred                                                    Net Unrealized
                                     Convertible Stock          Common Stock                               Gains (Losses)
                                     ------------------        -------------                                on Available
                                   Shares                     Shares                  Capital     Retained   for Sale
                                   Issued       Amount        Issued    Amount        Surplus     Earnings   Securities    Total
                                   ------       ------        ------    ------        -------     --------   ----------    -----
BALANCE, DECEMBER 31, 1995          75,000 $     1,500     5,862,752 $    11,725  $    34,274   $  16,232    $     102   $  63,833

 Net income for the twelve
  months ended December 31,
  1996                                   -           -             -           -            -       4,879            -       4,879

 Net unrealized losses on
  available-for-sale securities          -           -             -           -            -           -         (204)       (204)

 Net change in minority interest         -           -        (8,338)        (17)         (49)          -            -         (66)

 Dividends on preferred
  stock                                  -           -             -           -            -        (264)           -        (264)
                                  -------- -----------   ----------- -----------  -----------  ----------    ---------   ---------

BALANCE, DECEMBER 31, 1996          75,000 $     1,500     5,854,414 $    11,708  $    34,225  $   20,847    $    (102)  $  68,178

 Net income for the nine
  months ended September 30,
  1997                                   -           -             -           -            -       6,305            -       6,305

 Net unrealized gains on
  available-for-sale securities          -           -             -           -            -           -          845         845

 Exercise of stock options               -           -         7,340          15           76           -            -          91

 Net change in minority interest         -           -        (2,537)         (5)        (487)          -            -        (494)

 Issuance of common stock
  in merger transaction                  -           -       830,035       1,660       11,205           -            -      12,865

 Dividends on preferred
  stock                                  -           -             -           -            -        (198)           -       (198)
                                  -------- -----------   ----------- -----------  -----------  ----------    ---------   ---------

BALANCE, SEPTEMBER 30, 1997         75,000 $     1,500     6,689,252 $    13,378  $    45,019  $   26,954    $     742   $  87,593
                                  ======== ===========   =========== ===========  ===========  ==========    =========   =========

  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                         For the Three Months Ended                For the Nine Months Ended
                                                      ---------------------------------        ----------------------------------
                                                      Sept. 30, 1997     Sept. 30, 1996        Sept. 30, 1997      Sept. 30, 1996
OPERATING ACTIVITIES:                                   (unaudited)        (unaudited)           (unaudited)         (unaudited)
                                                      -------------      --------------        -------------       --------------
  Net income (loss)                                    $  2,777         $      (515)           $   6,305              $     2,354
  Reconciliation of net income to net cash
   provided by (used in):
   Net (loss) income from minority interest
    in FFO merger                                             -                (144)                   -                       38
   Provision for losses on loans and ORE                    692               1,498                2,621                    2,998
   Depreciation and amortization, net                       676                  30                1,456                      234
   Amortization of premium and accretion
    of fair value                                          (494)                 96                 (275)                     394
   Loss (gain) on sale of investment securities            2,521               2,614                 (476)                   7,778
   (Gain) loss on sale of loans                          (14,057)             (1,243)              (9,351)                  12,623
   (Gain) loss on sale of ORE                                13              (1,222)                (115)                  (1,574)
   Capitalization of mortgage servicing                    (972)             (1,634)              (2,456)                  (1,214)
   Net increase (decrease) in deferred tax benefit          617                (504)              (1,993)                    (860)
   Gain on disposal of premises & equipment                  11                   -                   12                        -
   Net decrease (increase) in other assets                  264               3,037               (5,678)                   3,558
   Net (decrease) increase in other liabilities         (36,168)              3,224                  702                    3,886
                                                       --------         -----------            ---------              -----------
   Net cash provided (used in) by
      operating activities                              (44,120)              5,237               (9,248)                  30,215
                                                       --------         -----------            ---------              -----------
INVESTING ACTIVITIES:
  Proceeds from excess of deposit liabilities
   assumed over assets acquired, net of cash acquired         -                   -                7,223                        -
  Reduction of minority interest in FFO                  (6,421)                  -               (6,421)                       -
  Proceeds from sales & maturities of:
  Investment securities held to maturity                      -                   -                    -                    7,000
  Investment securities available for sale               50,058              19,340              156,263                   76,365
  Purchase of securities available for sale                   -             (19,199)             (53,059)                 (50,956)
  Purchase of securities held to maturity                     -              (1,545)                   -                   (1,545)
  Principal repayment on mtg. backed securities               -               3,545                1,904                    7,959
  Purchase of FHLB stock                                      1                   -                 (250)                  (1,290)
  Net increase in loans                                (128,882)            (42,199)            (212,047)                (100,451)
  Purchase of premises and equipment                     (3,939)               (704)              (8,408)                  (1,429)
  Proceeds from sale of ORE                               2,553               4,982                5,907                    7,423
  Disposals in ORE (net)                                      -                 202                    -                      125
                                                      ---------         -----------            ---------              -----------
  Net cash (used in) investing activities               (86,630)            (35,780)            (108,888)                 (56,799)
                                                      ---------         -----------            ---------              -----------
FINANCING ACTIVITIES:
  Net increase in deposits                              128,191              21,306              105,722                   57,957
  Proceeds from FHLB Advances, net                       12,000               1,000               18,000                  (11,000)
  Minority interest in Trust subsidiary                  28,750                   -               28,750                        -
  Repayment of FHLB Advances                                  -             (30,000)                   -                 (156,000)
  Net increase (decrease) in repurchase
   agreements                                             4,800              (1,504)               9,430                    7,577
  Proceeds from issuance of common stock                 12,400                   -               12,463                        -
  Dividends on perpetual preferred stock                    (66)                (66)                (198)                    (198)
                                                      ---------         -----------            ---------              -----------
  Net cash provided by financing activities              186,075              18,736              174,167                   54,336
                                                      ----------        -----------            ---------              -----------
Net increase (decrease) in cash and
 cash equivalents                                        55,325             (11,807)              56,031                   27,752
Cash and cash equivalents, beginning
 of period                                               54,598              84,414               53,892                   44,855
                                                      ---------         -----------            ---------              -----------
Cash and cash equivalents, end of period              $ 109,923         $    72,607            $ 109,923              $    72,607
                                                      =========         ===========            =========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for-

     Interest                                         $  23,620         $    11,276            $  48,673              $    33,523
     Income taxes                                             -               3,657                4,144                    5,672

  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Organization

Republic Bancshares, Inc. (the "Company") is a bank holding company organized in March 1996 under the laws of the State of Florida and is the holding company for Republic Bank (the "Bank"). The Bank is a state-chartered, federally-insured commercial bank organized in 1972 and provides a full range of retail and commercial banking products and related financial services. The Company and the Bank are headquartered in St. Petersburg, Florida. Commercial banking activities of the Bank include attracting checking, savings and time deposits from the public and general business customers and using these deposits to originate loans. The Bank also operates a mortgage banking division which originates mortgage loans secured by first and second liens on residential properties for sale in the secondary market.

The accounting and reporting policies of the Company and the Bank are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1996, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results of the nine months and six months ended Septemberd 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997.

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

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion 15. Management does not believe the adoption of SFAS 128 will have a material effect on reported earnings per share.

Reporting Comprehensive Income

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was adopted. SFAS No. 130 establishes standards for reporting and display of comprehensive income which includes those revenues, expenses, gains, and losses of a normal, recurring nature as-well-as items which are non-recurring, unusual and infrequent. A specific reporting format is not required, provided the financial statements show the amount of total comprehensive income for the period. Those items which are non-recurring in nature are required to be shown in the financial statements with appropriate footnote disclosure and the aggregate balance of such items must be shown separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required.

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

2. BUSINESS COMBINATIONS

Firstate Financial, F.A.

On April 18, 1997, the Company acquired Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase of $5.5 million. At April 18, 1997, Firstate had total assets of $72.1 million, total deposits of $68.1 million and operated a branch in each of Orange and Seminole Counties. The acquisition was accounted for using purchase accounting rules which do not require prior period restatement. The amount of goodwill recorded was $130,000. Accordingly, the consolidated results of operations only reflect activity subsequent to the acquisition data.

F.F.O. Financial Group, Inc.

On September 19, 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County ("First Federal"), was merged into the Company in a stock transaction (the "FFO Merger"). William R. Hough, one of the Company's Controlling Stockholders, also owned a majority interest in FFO.

The FFO Merger was accounted for as a corporate reorganization in which the majority stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which will be amortized over 10 years.

The pooling of interests method of accounting, which is used to account for the majority interest in the FFO merger, requires the restatement of financial results for all prior periods presented. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of income for the three and nine months ended September 30, 1996, are as follows (in thousands):

                                                                             Three Months             Nine Months
                                                                                Ended                    Ended
                                                                          September 30, 1996        September 30, 1996
                                                                          ------------------        ------------------
      Net Interest Income:
         As previously reported:
             Republic Bancshares, Inc.                                        $   8,270                $  24,320
             F.F.O. Financial Group, Inc                                          2,516                    7,298
                                                                              ---------                ---------
             Combined as restated                                             $  10,786                $  31,618
                                                                              =========                =========

      Net Income (Loss):
         As previously reported:
             Republic Bancshares, Inc.                                        $    (202)               $   2,272
             F.F.O. Financial Group, Inc.                                          (457)                     121
             Minority interest reduction                                            144                      (39)
                                                                              ---------               ----------
             Combined as restated                                             $    (515)               $   2,354
                                                                              =========                =========

3. RECENT DEVELOPMENTS

RBI Capital Trust I ("RBI Capital")

RBI Capital is a wholly-owned subsidiary of the Company which was formed on May 29, 1997, to issue Cumulative Trust Preferred Securities (the "Preferred Security or Securities") to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI Capital issued 2,875,000 shares of the Preferred Securities bearing an interest rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI Capital invested the proceeds in junior subordinated debt of the Company which also had an interest rate of 9.10%. The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears, with the first payment having been paid on September 30, 1997. Distribution on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters; provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002, and therefore cause a mandatory redemption of the Preferred Securities. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

4. LOANS AND LOANS HELD FOR SALE:

Loans at September 30, 1997, and December 31, 1996, are summarized as follows (in thousands):

                                                                              Sept. 30,             December 31,
                                                                                1997                    1996
                                                                            ------------             ----------
    Real estate mortgage loans:
       One-to-four family residential                                       $    653,466             $  502,797
       Retail home equity loans                                                   31,444                 13,704
       Multifamily residential                                                    80,779                 90,745
       Commercial real estate                                                    245,726                224,715
       Construction/land development                                              35,710                 31,382
    Commercial loans                                                              31,390                 37,626
    Consumer loans                                                                27,597                 18,060
    Other loans                                                                      616                  1,294
                                                                            ------------             ----------
       Total gross portfolio loans                                             1,106,728                920,323
    Less-allowance for loan losses                                                20,417                 18,747
                                                                            ------------             ----------
       Total loans held for portfolio                                          1,086,311                901,576
    Loans held for sale                                                           94,896                 47,052
                                                                            ------------             ----------
       Total loans                                                          $  1,181,207             $  948,628
                                                                            ============             ==========

As of September 30, 1997, loans available for sale were comprised of $68.2 million of one-to-four family residential mortgages and $26.7 million of high loan-to-value mortgages secured by junior liens on residential properties. The weighted average interest rate was 9.58%. At December 31, 1996, loans available for sale were comprised of $42.5 million of one-to-four family residential mortgages and $4.6 million of high loan-to-value mortgages secured by junior loans on residential properties. Mortgage loans serviced for others as of September 30, 1997, and December 31, 1996, amounted to $212.8 million and $224.3 million, respectively.

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

As part of the risk assessment for purchased loans, management has allocated a portion of the discount on such loan purchases to the allowance for loan losses in amounts consistent with the Company's loan loss policy guidelines. Amounts added to the allowance for loan losses resulting from discount allocation are available to absorb potential losses only for those purchased loans and are not available for losses from other loan portfolios. To the extent that losses in certain pools or portfolios of loans exceed the allowance for loan losses and any remaining unamortized loan discount allocated to such pool or portfolio, or available as a general allowance, the Company would have to recognize a loss to the extent of such shortfall in the then current period. During the nine months of 1997, management sold $7.2 million of loans previously purchased and transferred $773,000 of the amount originally allocated to the allowance for purchased loans into the allocation for originated loans. After this transfer was completed and, taking into consideration loan loss provisions, charge-offs and recoveries for the nine months of 1997, as of September 30, 1997, the allowance for loan losses was comprised of (i) $13.5 million allocated to originated loans (including loans combined from the FFO merger and loans acquired through the Firstate acquisition), (ii) $1.0 million allocated to loans acquired from CrossLand Savings, FSB in December 1993, (iii) $3.4 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"), (iv) $1.2 million allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase") and, (v) $1.3 million allocated to the other pools of purchased loans. Additionally, as of September 30, 1997, the balance of unaccreted loan discount available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4.8 million. Loans on which interest was not being accrued totaled $21.9 million and $24.3 million at September 30, 1997, and December 31, 1996, respectively. Loans past due 90 days or more and still accruing interest at September 30, 1997, and December 31, 1996, totaled $422,000 and $113,000, respectively. Changes in the allowance for loan losses were as follows (in thousands):


                                                                             For the Nine Months Ended Sept. 30,
                                                                                 1997                  1996
                                                                                 ----                  ----
Balance, beginning of period                                                  $  18,747             $  20,048
    Provision for loan losses                                                     2,134                 1,507
    Allowance for loan losses on purchased loans transferred
     from discount (includes amounts taken to income on loans sold)                  39                   (29)
    Allowances from acquisitions                                                    131                     -
    Loans charged off                                                              (932)               (1,888)
    Recoveries of loans charged off                                                 298                   220
                                                                             ----------            ----------
Balance, end of period                                                       $   20,417            $   19,858
                                                                             ==========            ==========

Allowance for Losses on Other Real Estate ("ORE"):

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss. For the nine months ended September 30, 1997, the Company recorded a provision expense for losses on ORE of $410,000.

The largest piece included in the ORE balance is a tract of land carried at $2.7 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 17, 1997 unless an extension of time is granted. In the second quarter of 1997, the Company sold approximately two-thirds of its second-largest ORE property, a parcel of undeveloped land in Pasco County. As a result, the balance of this property carried on the Company's books has declined from $1.1 million at December 31, 1996, to $597,000 as of September 30, 1997. Management believes the carrying value of the unsold remainder of the parcel approximates the amount which could be realized upon final sale.

6.  SUBORDINATED DEBT:

On December 27, 1996, the Company issued $6 million in convertible subordinated debentures (the "Debentures") at a fixed rate of 6.00%, interest payable semi-annually with a maturity of December 1, 2011. Under the terms of the indenture dated December 18, 1996, the Company has the right to redeem, without payment of a premium, all or any of the Debentures if the closing price of the Company's common stock equals or exceeds 130% of the conversion price for not less than 20 consecutive trading days. The conversion price, as defined by the indenture, is $17.78514 which, when multiplied by 130%, equals a price of $23.21 per share.

On September 9, 1997, the closing price of the common stock was $23.75 and remained above that price for the requisite number of consecutive trading days. The Company, therefore, has exercised its option to redeem all of the outstanding debentures at no premium. Holders have the option of converting Debentures into Company common stock before the redemption date of December 1, 1997, which is also the next interest payment date.

                      [This page intentionally left blank]

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      Quarters Ending
                                                              ----------------------------------------------------------
                                                               Sept. 1997       June 1997      March 1997      Dec. 1996
                                                              -------------    ----------      ----------     ----------
OPERATING DATA:
 Interest income                                               $    29,464     $   25,344      $   23,878     $   24,216
 Interest expense                                                   14,721         12,821          12,142         11,839
                                                               -----------     ----------      ----------     ----------
 Net interest income                                                14,743         12,523          11,736         12,377
 Loan loss provision                                                   495            501           1,138          1,075
                                                               -----------     ----------      ----------     ----------
 Net interest income after loan loss provision                      14,248         12,022          10,598         11,302
 Noninterest income                                                  9,115          2,708           3,703          2,604
 General and administrative ("G&A") expenses                        16,114         12,168          10,482         10,594
 Other noninterest expense                                           1,298            360             314         (1,331)
                                                               -----------     ----------      ----------     ----------
 Net income (loss) before income taxes & minority interest           5,951          2,202           3,505          4,643
 Income tax provision (benefit)                                      2,217            863           1,315          1,651
                                                               -----------     ----------      ----------     ----------
 Net income before minority interest                                 3,734          1,339           2,190          2,992
 Minority interest (net of tax)                                       (543)          (227)           (188)          (467)
                                                               -----------     ----------      ----------     ----------
 Net income (loss)                                             $     3,191     $    1,112      $    2,002     $    2,525
                                                               ===========     ==========      ==========     ==========
PER SHARE DATA (FULLY DILUTED, NET OF TAX EFFECT):
 Core net income(1)                                            $       .58     $      .17      $      .33     $      .40
 Adjustments to core net income                                       (.11)           .01            (.03)          (.02)
                                                               -----------     ----------      ----------     ----------
 Net income                                                    $       .47     $      .18      $      .30     $      .38
                                                               ===========     ==========      ==========     ==========
 Weighted average shares outstanding                             6,852,689      6,694,862       6,649,995      6,661,140
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                  $ 1,469,352     $1,321,573      $1,231,456     $1,224,357
 Investment & mortgage backed securities                            96,982        140,899         134,781        161,357
 Loans held for sale                                                94,896         72,487          44,774         47,052
 Portfolio loans, net of unearned income                         1,106,728        995,864         928,973        920,323
 Allowance for loan losses                                          20,417         19,328          19,088         18,747
 Deposits                                                        1,289,100      1,165,042       1,118,710      1,114,907
 Stockholders' equity                                               87,593         71,254          69,694         68,178
 Book value per share                                          $     11.78     $               $              $
SELECTED FINANCIAL RATIOS:
 Return on average assets                                              .89  %         .35%           .66  %          .84 %
 Return on average equity                                            17.53           6.33          11.76           14.95
 Net interest spread                                                  4.03           3.52           3.52            4.12
 Net interest margin                                                  4.41           4.10           4.10            4.40
 G&A expense to average assets(2)                                     4.55           3.81           3.42            3.55
 G&A efficiency ratio(2)                                             67.54          79.89          67.89           70.72
 Non-accrual loans to portfolio loans                                 1.91           1.89           2.16            2.09
 Nonperforming assets to total assets                                 2.05           2.08           2.36            2.26

 Allowance for loan loss to portfolio loans
  Total                                                               1.78           1.94           2.05            2.04
   Originated portfolio                                               1.68           1.79           1.92            1.80
   March 1995 Purchase                                               11.16          11.30           9.74           10.92
   CrossLand portfolio                                                1.29           1.20           1.20            1.14
   Other purchased portfolios                                         1.06           1.16           1.14            1.21
 Allowance for loan loss to non-performing loans
  Total                                                              91.64          97.32          94.62           96.93
   Originated portfolio                                              83.75          90.96          84.74           74.00
   March 1995 Purchase                                              504.89         441.82         551.88          488.78
   CrossLand portfolio                                               81.30         106.60         104.82          126.12
   Other purchased portfolios                                        58.62          46.67          45.60           89.80
OTHER DATA (AT PERIOD-END):
 Number of branch banking offices                                       45             45             43              42
 Number of full-time equivalent employees                              958            856            802             785

--------------------------
(1) Core net income excludes the effect of the non-recurring, unusual or infrequent items. This is not a measurement under generally accepted accounting principles and is included for analysis purposes only.
(2) Excludes the SAIF Special Assessment and merger costs.

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Quarters Ending
                                                                 ------------------------------------------
                                                                 Sept. 1996      June 1996       March 1996      Dec. 1995
                                                                 ----------     ----------       ----------      ---------
OPERATING DATA:
 Interest income                                                $   22,065      $   21,335     $   21,328        $   20,976
 Interest expense                                                   11,279          10,764         11,067            10,806
                                                                ----------      ----------     ----------        ----------
 Net interest income                                                10,786          10,571         10,261            10,170
 Loan loss provision                                                   457             450            600               127
                                                                ----------      ----------     ----------        ----------
 Net interest income after loan loss provision                      10,329          10,121          9,661             9,743
 Noninterest income                                                  2,841           1,523            956             1,417
 G&A expenses                                                        9,174           8,743          8,289             8,626
 Other noninterest expense                                           5,106               5            773                77
                                                                ----------      ----------     ----------        ----------
 Net income before income taxes & minority interest                 (1,110)          2,896          1,991             2,457
 Income tax provision (benefit)                                       (451)          1,104            732               723
                                                                ----------      ----------     ----------        ----------
 Net income before minority interest                                  (659)          1,792          1,259             1,734
 Minority interest (net of tax)                                       (144)           (165)           (17)             (149)
                                                                ----------      ----------     ----------        ----------
 Net income                                                     $     (515)     $    1,627     $    1,242        $    1,585
                                                                ==========      ==========     ==========        ==========
PER SHARE DATA (FULLY DILUTED, NET OF TAX EFFECT):

 Core net income(1)                                             $      .30      $      .28     $      .22        $      .26
 Adjustments to core net income                                       (.38)           (.03)          (.03)             (.01)
                                                                ----------      ----------     ----------        ----------
 Net income                                                     $     (.08)     $      .25     $      .19        $      .25
                                                                ==========      ==========     ==========        ==========
 Weighted average shares outstanding                             6,622,493       6,626,102      6,626,564         6,262,211
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                   $1,163,506      $1,142,060     $1,108,047        $1,103,480
 Investment & mortgage backed securities                           113,446         116,045        130,689           155,345
 Loans held for sale                                                32,444          30,293         17,477            27,476
 Portfolio loans, net of unearned income                           905,599         867,326        849,188           831,033
 Allowance for loan losses                                          19,858          19,829         19,956            20,048
 Deposits                                                        1,049,998       1,028,692      1,010,804           992,041
 Stockholder's equity                                               65,804          66,241         64,542            63,833
 Book value per share                                                 9.96
SELECTED FINANCIAL RATIOS:
 Return on average assets                                             (.18)%           .58%           .45%              .63%
 Return on average equity                                            (3.09)           9.96           7.76             11.39
 Net interest spread                                                  3.50            3.46           3.44              3.69
 Net interest margin                                                  3.65            3.56           3.34              3.96
 G&A expense to average assets(2)                                     3.18            3.12           3.00              3.20
 G&A efficiency ratio(2)                                             67.32           72.29          73.90             74.45
 Non-accrual loans to total loans                                     2.26            2.13           2.16              1.95
 Nonperforming assets to total assets                                 2.78            2.73           2.89              2.78
 Allowance for loan loss to portfolio loans
  Total                                                               2.19            2.29           2.35              2.41
    Originated portfolio                                              1.82            1.94           2.01              2.02
    March 1995 Purchase                                              14.55           14.50          14.60             15.25
    CrossLand portfolio                                               1.10            1.07           1.17              1.04
    Other purchased portfolios                                        1.14            1.15           1.11              1.16
 Allowance for loan loss to non-performing loans
  Total                                                              90.42           99.41         108.34            110.73
    Originated portfolio                                             65.76           90.06          96.95            106.51
    March 1995 Purchase                                             689.66          552.18         778.75            647.83
    CrossLand portfolio                                              81.80           53.22          63.46             41.77
    Other purchased portfolios                                       59.97           39.79          40.39             41.84
OTHER DATA (AT PERIOD-END):
  Number of branch offices                                              42              42             42                42
  Number of full-time equivalent employees                             749             692            594               573

---------------------
(1)   Excludes the effect of the non-recurring, unusual or infrequent items.
(2)   Excludes the SAIF Special Assessment and merger costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

Overview

Total assets were $1.5 billion at September 30, 1997, and $1.2 billion at December 31, 1996, an increase of $245 million or 20.0%. During April 1997, the Company consummated its acquisition of Firstate Financial, F.A., which accounted for a $69.5 million or 7.66% increase. Additionally, in July 1997, the company purchased $75.0 million of residential loans from the FDIC (the "July 1997 Purchase") and on July 31st, the company completed a $28.8 million offering of trust preferred stock through its subsidiary, RBI Capital Trust I.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $96.9 million at September 30, 1997, compared to $161.4 million at December 31, 1996, a decrease of $64.5 million. The Company has recorded all its investment and mortgage-backed securities as of September 30, 1997 as "available for sale" at their period-end market value. During the first nine months of 1997 management permitted the amount in this category to decline by allowing maturities and sales to exceed purchases. The Company recorded $477,000 in net gains on the sales of $59.6 million in investments and mortgage-backed securities of which $30.7 million were obtained through the Firstate acquisition. Federal funds sold, all on an overnight basis, increased by $54.0 million from $8.0 million at the prior year-end to $62.0 million at September 30, 1997.

Loans

Total loans held for portfolio increased $186.4 million from $920.3 million at the prior year-end to $1.1 billion at September 30, 1997. One-to-four family residential loans increased by $150.7 million primarily as a result of the $75.0 million July 1997 Purchase and $56.8 million from the Firstate acquisition. Commercial real estate and multifamily residential loans increased $11.0 million to $326.5 million and consumer loans increased $9.5 million, while commercial (business) loans declined $6.2 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $20.4 million at September 30, 1997 (1.84% of portfolio loans) compared to $18.7 million at December 31, 1996. At September 30, 1997, the allowance for loan losses included $13.5 million allocated to loans originated by the Company, $3.4 million allocated to the largest loan purchase made in March 1995 (the "March 1995 Purchase"), $1.0 million allocated to loans purchased from CrossLand, $1.2 million allocated to the July 1997 Purchase, and $1.3 million allocated to other loan purchases. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity to the allowance in 1997 included provisions for loan losses of $2.1 million (based generally on the growth in the loan portfolio), loan charge-offs (net of recoveries) of $634,000, $39,000 re-allocated from loan discounts to the allowance and $131,000 in allowances obtained through the Firstate acquisition. The net charge-off amount for the period included $162,000 assessed against the allowance for loan losses on loans allocated to the March 1995 Purchase as properties securing certain nonperforming loans in that purchase were acquired through foreclosure and recorded at their fair value.

Nonperforming Assets

Nonperforming assets amounted to $30.1 million or 2.05% of total assets at September 30, 1997, as compared to $27.7 million or 2.26% of total assets at December 31, 1996. Nonperforming loans totaled $22.3 million at the end of the third quarter, an increase of $2.9 milliom from the prior year-end total of $19.3million. This increase was primarily the result of a $3.3 million increase in 1-4 residential nonperforming loans which were purchased from the FDIC in July. This was partially offset by a $759,000 reduction in commercial real estate and commercial business loans. Other real estate decreased by $314,000 from $8.2 million at the end of the prior year to $7.8 million at the end of the third quarter. This improvement was primarily the result of the sale of $3.6 million of ORE properties, at an aggregate net gain of $109,000, which exceeded foreclosures on properties, the majority of which were securing residential loans which had been purchased at substantial discounts from their face value.

Deposits

Total deposits were $1.3 billion at September 30, 1997, compared to $1.1 billion at the prior year-end, an increase of $174.2 million. Excluding the Firstate acquisition which comprised $49.9 million in deposits, total deposits would have increased by $124.3 million, which included an $85.0 million increase in certificates of deposit as the Company maintained a more competitive rate strategy during the first nine months of the year. Retail checking balances increased by $23.3 million and passbook savings accounts offered to higher-balance customers at a premium rate of 4.88% increased by $3.7 million while regular savings accounts declined by $27.2 million.

Stockholders' Equity

Stockholders' equity was $87.6 million at September 30, 1997, or 5.96% of total assets compared to $68.2 million or 5.57% of total assets at December 31, 1996. At September 30, 1997, the Bank's Tier 1 ("Leverage") Capital ratio was 7.85%, its Tier 1 Risk-Based Capital ratio was 12.10%, and its Total Risk-Based Capital ratio was 13.08%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's Tier 1 ("Leverage") ratio, Tier 1 Risk-Based Capital ratio and total Risk-Based Capital ratio was 7.32%, 11.27% and 13.24%, respectively. Although the Companys' financial information has been restated for prior periods using the applicable accounting treatment for business combinations, no recalculation of prior period capital ratios is made under regulatory guidelines.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Overview

Net income for the quarter ended September 30, 1997, was $3.2 million or $.47 per share, compared with a net loss of $515,000, or $.08 per share, for the third quarter of 1996. Return on average assets for the third quarter of 1997 was .89%, while return on average equity was 17.53%. Results for the third quarter of 1997 includes gains on sale of high loan-to-value home equity loans, a portion of which was deferred from sale in the second quarter of 1997. In September 1997, the Company recognized, as part of its noninterest income, $6.3 million of pretax income from mortgage banking activities, comprised of gains on sale of loans net of certain direct costs of production.

Analysis of Net Interest Income (see table on page 21)

Net interest income for the third quarter of 1997 was $14.7 million compared with $10.8 million for the same period last year. This $4.0 million or 36.7% increase was the result of $1.4 million from an improved net interest spread and $2.5 million in additional income from balance sheet growth. Interest income was $29.5 million for 1997, an increase of $7.4 million over the same period in 1996 while interest expense increased by $3.4 million. Average asset yield increased 66 basis points from 8.12% for the third quarter of 1996 to 8.78% for 1997. The average cost of interest-bearing liabilities increased 32 basis points from 4.43% to 4.75%. As a result, net interest spread increased 34 basis points from 3.69% for 1996 to 4.03% for 1997 and net interest margin, which includes the benefit of noninterest bearing funds, increased 46 basis points from 3.96% for 1996 to 4.42% for 1997.

Noninterest Income

Noninterest income for the third quarter of 1997 was $9.1 million compared with $2.8 million for the same period of 1996, an increase of $6.3 million. This increase was primarily the result of net gains on mortgage banking activities, consisting of gains on sale of loans and recognition of the value of originated mortgage servicing rights ("OMSR's") net of direct costs of production, which increased $6.0 million. Service fees on deposit accounts increased $226,000 and gains on sale of securities increased $347,000. Additionally, fee income from the Company's new Generations Gold program increased by $77,000, a 110.0% increase compared with the same period last year. Included in other income during the quarter is a $757,000 gain on the sale of stock in a data processing cooperative.

The following table reflects the components of noninterest income for the three months ended September 30, 1997, and 1996 (in thousands):

                                                                     For the Three Months
                                                                      Ended September 30,
                                                      -----------------------------------------------------
                                                                                                   Increase
                                                        1997                 1996                 (Decrease)
                                                      ---------           ---------               ---------
Income from mortgage banking operations               $  6,338            $    340                $  5,998
Service charges on deposit accounts                        923                 697                     226
Loan fee income                                            393                 343                      50
Merchant charge card processing fees                        63                  13                      50
Gains on sales of loans, net                                42                  16                      26
Gain on sale of securities, net                            329                 (18)                    347
Generations Gold fee income                                147                  70                      77
Gain on sale of ORE held for investment                      -               1,207                  (1,207)
Other income                                               880                 173                     707
                                                      --------            --------                --------
Total noninterest income                              $  9,115            $  2,841                $  6,274
                                                      ========            ========                ========

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended September 30, 1997 and 1996 (in thousands):


                                                               Three Months Ended September 30,
                                        ---------------------------------------------------------------------------
                                                        1997                                    1996
                                        -----------------------------------      ----------------------------------
                                        Average                     Average      Average                   Average
                                        Balance        Interest       Rate       Balance       Interest      Rate
                                        -------        --------       ----       -------       --------      ----
Summary of Average Rates
Interest earning assets:
  Loans, net                          $1,167,800      $ 26,834      9.16%      $  909,763     $ 19,488      8.50%
  Investment securities                   35,363           551      6.18           29,900          481      6.40
  Mortgage backed securities              78,185         1,246      6.38           84,475        1,346      6.35
  Interest bearing deposits in banks       3,249            22      2.72            1,251           32     10.25
  FHLB stock                               8,326           151      7.20            7,344          134      7.26
  Federal funds sold                      43,811           661      5.91           44,788          584      5.10
                                      ----------      --------                -----------   ----------
  Total interest-earning assets        1,336,734        29,465      8.78        1,077,521       22,065      8.12
  Non interest-earning assets             79,144                                   59,241
                                      ----------                              -----------
  Total assets                        $1,425,878                              $ 1,136,762
                                      ==========                              ===========

Interest-bearing liabilities:

  Interest checking                   $  108,141      $    118       .43       $  102,701          298      1.15
  Savings                                 56,627           263      1.84           78,325          291      1.48
  Passbook Gold                          216,846         2,683      4.91          182,523        2,201      4.80
  Money market                            33,958           159      1.85           38,008          205      2.14
  Time deposits                          732,666        10,349      5.60          598,031        8,126      5.41
  FHLB advances                           53,446           757      5.62            1,413           17      4.79
  Other borrowings                        27,206           383      5.73           10,636          141      4.97
                                      ----------      --------                -----------   ----------
  Total interest-bearing liabilities   1,228,890        14,722      4.75        1,011,637       11,279      4.43
                                                      --------                              ----------
  Non interest-bearing liabilities       115,824                                   54,349
  Stockholders' equity                    71,164                                   70,776
                                      ----------                              -----------
  Total liabilities and equity        $1,415,878                               $1,136,762
                                      ==========                               ==========

Net interest income/net interest spread               $ 14,743      4.03%                    $  10,786      3.69%
                                                      ========      ====                     =========      ====
Net interest margin                                                 4.42%                                   3.96%
                                                                    ====                                    ====


                                                     Increase (Decrease) Due to (1)
                                                    -------------------------------
Changes in Net Interest Income                         Volume            Rate                Total
------------------------------                      ----------        ----------           ---------
Interest earning assets:
  Loans, net                                        $    5,762        $    1,584           $   7,346
  Investment securities                                     87               (17)                 70
  Mortgage backed securities                              (107)                7                (100)
  Interest bearing deposits in banks                        26               (36)                (10)
  FHLB stock                                                18                (1)                 17
  Federal funds sold                                       (13)               90                  77
                                                    ----------        ----------           ---------
   Total change in interest income                       5,773             1,627               7,400

Interest-bearing liabilities:
    Interest checking                                       15              (195)               (180)
    Savings                                                (90)               62                 (28)
    Passbook Gold                                          430                52                 482
    Money market                                           (20)              (26)                (46)
    Time deposits                                        1,918               305               2,223
    FHLB advances                                          737                 3                 740
    Other borrowings                                       245                 7                 252
                                                    ----------        ----------           ---------
    Total change in interest expense                     3,223               210               3,443
                                                    ----------        ----------           ---------
Increase (decrease) in net interest income          $    2,540        $    1,417           $   3,957
                                                    ==========        ==========           =========
--------------

Noninterest Expense

General and administrative ("G & A") expenses for the third quarter of 1997 were $16.1 million compared with $9.2 million in 1996, an increase of $6.9 million. Total noninterest expenses, which include G & A expense, were $17.4 million for the third quarter of 1997 compared with $14.3 million for the same period last year, an increase of $3.1 million. Increases occurred in substantially all areas of expense primarily as a result of the costs associated with increased loan production capabilities, and to a lesser degree, the Firstate acquisition.

The following table reflects the components of noninterest expense for the three months ended September 30, 1997 and 1996 (in thousands):

                                                                     For the three Months
                                                                      Ended September 30,
                                                                           Increase
                                                           1997              1996               (Decrease)
                                                          ------            ------              ----------
Salaries and benefits                                   $ 7,417            $ 4,553                $ 2,864
Net occupancy expense                                     2,103              1,706                    397
Advertising                                               1,820                209                  1,611
Data processing fees                                        792                523                    269
FDIC and state assessments                                  149                497                   (348)
Telephone expense                                           378                237                    141
Legal & professional                                        487                422                     65
Postage and supplies                                      1,632                214                  1,418
Other operating expense                                   1,336                813                    523
                                                        -------            -------                -------
Total G & A expenses                                     16,114              9,174                  6,940
Merger expenses                                           1,031                  -                  1,031
SAIF special assessment                                       -              4,005                 (4,005)
Provision for losses on ORE                                 120              1,041                   (921)
ORE expense, net of ORE income                               90                (63)                   153
Amortization of premium on deposits                          57                123                    (66)
                                                        -------            -------                -------
Total noninterest expense                               $17,412            $14,280                $ 3,132
                                                        =======            =======                =======

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Overview

Net income for the nine months ended September 30, 1997, was $6.3 million, or $.94 per share, compared with $2.4 million, or $.36 per share, for the same period in 1996. Return on average assets for the first nine months of 1997 was
 .65% compared with .28% for the same period of 1996, while return on average equity was 11.94% compared with 4.81%.

Analysis of Net Interest Income (see table on page 23)

Net interest income for the first nine months of 1997 was $39.0 million compared with $31.6 million for 1996. This $7.4 million or 23.4% increase was the result of $6.4 million in additional income from balance sheet growth and $1.0 million from an increased net interest spread. Interest income was $78.7 million for 1997, an increase of $14.0 million over 1996. During the same period interest expense increased by $6.6 million from $33.1 million for 1996 to $39.7 million for 1997. Average asset yield increased 32 basis points from 8.24% for 1996 to 8.56% for 1997 and average earning assets increased $171.3 million. During this same period the average cost of interest-bearing liabilities increased 40 basis points from 4.45% to 4.85%. While net interest spread remained fairly level, the net interest margin, which includes the benefit of noninterest bearing funds, increased from 4.02% for 1996 to 4.21% for 1997.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                  Nine Months Ended September 30,
                                              ---------------------------------------------------------------------------
                                                            1997                                    1996
                                              ----------------------------------   --------------------------------------
                                              Average                    Average       Average                    Average
                                              Balance       Interest       Rate        Balance        Interest      Rate
                                              -------       --------       ----        -------        --------      ----
Summary of Average Rates
Interest earning assets:
  Loans, net                               $1,040,864     $   70,320       8.97%   $   885,591     $   57,305      8.64%
  Investment securities                        40,535          1,864       6.15         37,489          1,618      5.77
  Mortgage backed securities                   84,524          4,096       6.46         87,511          4,083      6.23
  Interest bearing deposits in banks            4,058            110       3.63          3,032            197      7.80
  FHLB stock                                    7,811            427       7.31          6,967            378      7.25
  Federal funds sold                           43,201          1,870       5.71         29,129          1,167      5.35
                                           ----------     ----------               -----------     ----------
  Total interest-earning assets             1,220,993         78,687       8.56      1,049,719         64,728      8.24
  Non interest-earning assets                  68,263                                   63,160
                                           ----------                              -----------
  Total assets                             $1,289,256                              $ 1,112,879
                                           ==========                              ===========

Interest-bearing liabilities:

  Interest checking                        $   95,204     $      730       1.02    $   117,809            938      1.06
  Savings                                      37,551            801       2.86         61,634            946      2.05
  Passbook gold                               220,121          8,040       4.88        120,116          4,165      4.63
  Money market                                 33,005            490       1.98         38,751            632      2.18
  Time deposits                               659,627         27,668       5.61        634,782         25,815      5.43
  FHLB advances                                23,352            884       5.06         13,076            349      3.55
  Other borrowings                             25,159          1,073       5.71          7,176            365      4.95
                                           ----------     ----------               -----------     ----------
  Total interest-bearing liabilities        1,094,019         39,686       4.85        993,344         33,110      4.45
  Non interest-bearing liabilities            126,814                                   49,526
  Stockholders' equity                         68,423                                   70,009
                                           ----------                              -----------
  Total liabilities and equity             $1,289,256                              $ 1,112,879
                                           ==========                              ===========
Net interest income/net interest spread                   $   39,001       3.71%                   $   31,618      3.78%
                                                          ==========       ====                    ==========      ====
Net interest margin                                                        4.21%                                   4.02%
                                                                           ====                                    ====

                                                     Increase (Decrease) Due to(1)
                                                     -----------------------------
Changes in Net Interest Income                          Volume              Rate              Total
------------------------------                          ------              ----              -----
Interest earning assets:
  Loans, net                                          $ 10,673         $   2,342           $  13,015
  Investment securities                                    133               113                 246
  Mortgage backed securities                              (146)              159                  13
  Interest bearing deposits in banks                        47              (114)                (67)
  FHLB stock                                                46                 3                  49
  Federal funds sold                                       616                87                 703
                                                     ---------         ---------           ---------
   Total change in interest income                      11,369             2,590              13,959

Interest-bearing liabilities:

    Interest checking                                     (174)              (34)               (208)
    Savings                                               (445)              300                (145)
    Passbook gold                                        3,637               238               3,875
    Money market                                           (90)              (52)               (142)
    Time deposits                                          972               881               1,853
    FHLB advances                                          347               188                 535
    Other borrowings                                       794                14                 808
                                                     ---------         ---------           ---------
    Total change in interest expense                     5,041             1,535               6,576
                                                     ---------         ---------           ---------
Increase (decrease) in net interest income           $   6,328         $   1,055           $   7,383
                                                     =========         =========           =========
--------------

Noninterest Income

Noninterest income for the first nine months of 1997 was $15.5 million compared to $5.3 million for the same period of 1996, an increase of $10.2 million. This increase is primarily the result of higher income from mortgage banking activities which increased $7.9 million and gains on the sale of portfolio loans of $1.2 million. Additional increases were in service fees on deposit accounts of $405,000, gains on sale of securities of $817,000, gain on redemption of FIS stock of $757,000, and Generations Gold fee income of $227,000.

The following table reflects the components of noninterest income for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                          --------------------------------------------
                                                                                             Increase
                                                           1997              1996           (Decrease)
                                                          ------            ------          ----------
Income from mortgage banking operations               $  7,879            $      -             $  7,879
Service charges on deposit accounts                      2,462               2,057                  405
Loan fee income                                          1,167                 993                  174
Merchant charge card processing fees                       189                  61                  128
Gains on sales of loans, net                             1,622                 390                1,232
Gain on sale of securities, net                            477                (340)                 817
Generations Gold fee income                                348                 121                  227
Gain on sale of ORE held-for-investment                      -               1,207               (1,207)
Other income                                             1,384                 859                  525
                                                      --------            --------             --------
Total noninterest income                              $ 15,528            $  5,348             $ 10,180
                                                      ========            ========             ========

Noninterest Expense

Total noninterest expenses for the first nine months of 1997 were $40.7 million compared to $31.7 million for the same period last year, an increase of $9.0 million. G & A expenses for 1997, included in the noninterest expense total, were $38.8 million compared to $26.2 million an increase of $12.5 million. The increase was the result of increased costs from an overall expansion of the Company's loan production capabilities and, to a lesser degree, the Firstate acquisition.

The following table reflects the components of noninterest expense for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                      For the Nine Months
                                                                      Ended September 30,
                                                      --------------------------------------------------
                                                                                               Increase
                                                        1997                1996              (Decrease)
                                                      --------            --------             ---------
Salaries and benefits                                 $ 18,467            $ 13,235             $  5,232
Net occupancy expense                                    5,833               4,685                1,148
Advertising                                              2,805                 646                2,159
FDIC and state assessments                                 628               1,383                 (755)
Data processing fees                                     2,031               1,476                  555
Telephone expense                                        1,047                 638                  409
Legal and professional                                   1,221                 598                  623
Postage and supplies                                     2,983               1,126                1,857
Other operating expense                                  3,750               2,448                1,302
                                                      --------            --------             --------
Total G & A expenses                                    38,765              26,235               12,530
Merger expenses                                          1,087                   -                1,087
SAIF special assessment                                      -               4,005               (4,005)
Provision for losses on ORE                                410               1,491               (1,087)
ORE expense, net of ORE income                             170                (416)                 586
Amortization of premium on deposits                        305                 368                  (63)
                                                      --------            --------             --------
Total noninterest expense                             $ 40,737            $ 31,683             $  9,054
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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits:

              27.0  Financial Data Schedule (for SEC use only).

           b. Reports on Form 8-K

              There were no reports on Form 8-K filed during the three months ended September 30, 1997.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   REPUBLIC BANCSHARES, INC.

             Date: 11/14/97        By: /s/ John W. Sapanski
                   ----------          -------------------------------------
                                       John W. Sapanski
                                       Chairman and Chief Executive Officer
                                       (principal executive officer)

             Date: 11/14/97        By: /s/ William R. Falzone
                   ----------          -------------------------------------
                                       William R. Falzone
                                       Treasurer (principal financial and
                                       accounting officer)