Form 10-K405
period 1997-12-31
REPUBLIC BANCSHARES INC
filed 1998-03-30
CIK 1005501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File
   December 31, 1997                                           No. 0-27652

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

                            Yes    X           No
                                 ------          ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

As of March 13, 1998, there were 7,047,812 shares of the Registrant's Common Stock, par value $2.00 per share, issued and outstanding. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $218,482,172.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Parts I, II, III, and IV of this report.

                      [This page intentionally left blank]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.           BUSINESS

                  Background and Prior Operating History.....................................................................     1
                  Recent Developments........................................................................................     2
                  Business of Republic Bancshares, Inc.......................................................................     3
                  Sources of Funds...........................................................................................     3
                  Lending and Loan Portfolio Purchase Activities.............................................................     4
                  Credit Administration......................................................................................     6
                  Asset Quality..............................................................................................     7
                  Investment Activities......................................................................................    12
                  Employees..................................................................................................    12
                  Market Area................................................................................................    12
                  Supervision and Regulation.................................................................................    13
                  Effects of Inflation ......................................................................................    14
                  Year 2000 Considerations...................................................................................    20
                  Changes in Accounting Standards............................................................................    20

ITEM 2.           PROPERTIES.................................................................................................    22
ITEM 3.           LEGAL PROCEEDINGS..........................................................................................    28
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................    28

                                                            PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS........................................................................................    29
ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA.......................................................................    30
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Years Ended December 31, 1997 and 1996.....................................................................    33
                  Years Ended December 31, 1996 and 1995.....................................................................    39
                  Asset/Liability Management and Liquidity...................................................................    44

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................................    47
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND DISCLOSURE.............................................................................................    47

                                                           PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................................    47
ITEM 11.          EXECUTIVE COMPENSATION.....................................................................................    48
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................    48
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................................    48

                                                            PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K........................................................................................    48

                      [This page intentionally left blank]

                                     PART I

ITEM 1.  BUSINESS

Republic Bancshares, Inc. (the "Company") is a registered bank holding company whose principal subsidiary is Republic Bank (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. As a result of the sale of several Florida-based banking organizations to out-of-state bank holding companies in January 1998, the Company is now the largest independent bank holding company in Florida, based on its December 31, 1997, assets of $1.6 billion. The Bank provides a broad range of traditional commercial banking services, emphasizing commercial real estate and business lending, and through a separate division, mortgage banking activities. Currently, the Bank's branch network consists of 46 branches in Brevard, Hernando, Manatee, Orange, Osceola, Pasco, Pinellas, Sarasota and Seminole counties. At December 31, 1997, the Company's consolidated assets totaled $1.6 billion, portfolio loans totaled $1.1 billion, deposits totaled $1.4 billion and stockholders' equity was $95.5 million. The Company is currently regulated by the Federal Reserve, and the Bank is regulated by the Florida Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB").

BACKGROUND AND PRIOR OPERATING HISTORY OF THE BANK

In May 1993, William R. Hough and John W. Sapanski together (the "Controlling Stockholders") acquired from the prior controlling stockholder more than 99.0% of the Bank's outstanding common stock (the "Change in Control"). Currently, Messrs. Hough and Sapanski (and their respective affiliates and immediate family members) own shares of the Company's capital stock representing approximately 54.0% and 6.5%, respectively, of the total voting rights of the Company. Mr. Hough is a member of the Company's Board of Directors and Mr. Sapanski serves as the Company's Chairman of the Board, Chief Executive Officer and President.

After the Change in Control, the Bank began to implement a program of expanding its branches and lines of business. In December 1993, the Bank acquired 12 branches from CrossLand Savings FSB, a federal stock savings bank ("CrossLand"), assumed deposit liabilities of $327.7 million and purchased loans secured by real estate and other real estate ("ORE") amounting to $201.6 million (the "CrossLand Purchase and Assumption"). The CrossLand Purchase and Assumption more than doubled the Bank's size, increasing total assets to $531.3 million and total deposits to $494.3 million at December 31, 1993. Additionally, the new branches expanded the Bank's market area to include Manatee and Sarasota counties and more than doubled the Bank's branch network to a total of 19 branches.

During the latter part of 1994 and throughout 1995, the Bank continued to pursue a strategy of increasing its retail banking presence on the west coast of Florida. The Bank opened 13 de novo branches, increasing market presence in existing counties and providing entry into Pasco County.

During 1996 and 1997, the Company focused on increasing its residential lending capabilities. Through internal growth and the addition of the Bank's new mortgage banking division, the Company added eight loan production offices in Florida, one loan production office in Boston, Massachusetts, and one wholesale loan production office in Irvine, California. These offices expanded the Company's product line to include government-insured first mortgage loans, and high loan-to-value debt consolidation and home improvement loans secured by junior liens on real estate ("High LTV Loans"). In the fourth quarter of 1996, the Bank also added a wholesale lending operation that purchases loans from third-party originators for resale. The Company sells or securitizes a substantial portion of the loans it originates from its mortgage banking division, and consummated its first securitization of High LTV Loans in December 1997. The Company currently anticipates consummating additional loan sales and securitizations on a quarterly or other periodic basis during 1998, depending upon current market conditions and other factors.

The Company continued to pursue external expansion and in January 1997, the Company expanded into Hernando County by opening a de novo branch. In April, the Company acquired Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase price of $5.5 million (the "Firstate Acquisition"). The Firstate Acquisition increased the Company's presence in central Florida, where the Company previously operated a loan production facility but had no branches. At April 18, 1997, Firstate had total assets of $72.1 million, total deposits of

$68.1 million and operated a branch in each of Orange and Seminole counties. The Firstate Acquisition was accounted for using the purchase accounting method.

On September 19, 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County, was merged into the Company in a stock transaction (the "FFO Merger"). The FFO Merger further increased the Company's presence in central Florida with 11 branches in Brevard, Orange and Osceola counties. At the date of merger FFO had total assets of $328.4 million, total loans of $222.4 million and total deposits of $281.3 million. The FFO Merger was accounted for as a corporate reorganization in which Mr. Hough's interests in FFO and the Company, as the majority stockholder of each company, were combined at historical cost in a manner similar to a pooling of interests, while the minority interest in FFO was combined with the Company using the purchase accounting method.

RECENT DEVELOPMENTS

In December 1997, the Company entered into two purchase and assumption agreements with NationsBank Corporation ("NationsBank") to acquire three branches of NationsBank's subsidiary bank NationsBank, N.A. ("NationsBank Subsidiary") and five branches of Barnett Bank, N.A. ("Barnett Subsidiary"), a wholly-owned subsidiary of Barnett Banks, Inc. ("BBI"), including the loans and other assets booked at those branches, and to assume the deposits and other liabilities assigned to such branches for a purchase price of approximately $37.5 million, based on the most recent data available (the "NationsBank Subsidiary Acquisition"). The first purchase and assumption agreement (the "Florida Agreement") is for three NationsBank Subsidiary and four Barnett Subsidiary branches located throughout Florida (the "Florida Branches"), consisting of three in Monroe County (Key West, Marathon and Plantation Key), two in Marion County (Ocala and Silver Springs), one in Columbia County (Lake
City) and one in Suwannee County (Live Oak). The second purchase and assumption agreement (the "Georgia Agreement" and with the Florida Agreement, collectively, the "NationsBank Subsidiary Agreements") is for a Barnett Subsidiary branch located in Glynn County, Georgia (the "Georgia Branch" and with the "Florida Branches," collectively, the "NationsBank Subsidiary Branches"). At August 31, 1997, the Florida Branches had deposit liabilities of $225.5 million and loans of $163.9 million, and the Georgia Branch had deposit liabilities of $24.2 million and loans of $19.4 million. The NationsBank Subsidiary Acquisition will be accounted for using purchase accounting rules.

In February 1998, the Company and Bankers Savings Bank, Inc. ("BSB"), Coral Gables, Florida, entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank and the acquisition of BSB stock by the Company (the "BSB Acquisition") at an exchange ratio of 0.54 of a share of the Company's Common Stock for each share of BSB's Common Stock, subject to certain changes in the price of the Company's Common Stock and a final valuation of BSB's headquarters building. BSB has two branches in Dade County (the "BSB Branches") and, as of December 31, 1997, had total assets of $67.1 million, total loans of $47.4 million and total deposits of $56.0 million. The BSB Acquisition will be accounted for as a pooling of interests and must be consummated by November 1, 1998.

In March 1998, the Company entered into a purchase and assumption agreement with Dime Savings Bank, F.S.B. (the DSB Agreement" and "DSB", respectively), to acquire a DSB branch in Deerfield Beach, Florida (Broward County) and to assume the deposits and other liabilities of approximately $192.5 million, assume the leasehold on the branch property and purchase the personal property and equipment of the branch for $100,000. The transaction will be accounted for using purchase accounting rules and must be consummated within 30 days of receiving regulatory approval.

The Company anticipates that it will be able to obtain all required regulatory approvals by the applicable deadlines set forth in the NationsBank Subsidiary Agreements, the Bankers Savings Bank Agreement, and Dime Savings Bank Agreement, and the Company does not anticipate that any of the regulatory authorities will impose any approval conditions that would have a material adverse impact on the business or operations of the entities to be acquired.

If consummated, the Proposed Acquisitions will increase the total assets of the Company to approximately $2.1 billion, and expand the Bank's branch network in Florida from 46 to 56 branches located in Brevard, Broward, Columbia, Dade, Hernando, Manatee, Marion, Monroe, Orange, Osceola, Pasco, Pinellas, Sarasota, Seminole and Suwannee counties.

BUSINESS OF REPUBLIC BANCSHARES, INC.

The Company's business strategy entails (i) originating and purchasing real estate secured loans for portfolio and sale and originating business and consumer loans for portfolio; (ii) improving market share and expanding its market area through acquisitions of financial institutions, branch purchases and de novo branching; (iii) increasing noninterest income through expanded mortgage banking activities and emphasis on commercial and retail checking relationships; and (iv) increasing its range of products and services. While pursuing this strategy, management remains committed to improving asset quality, managing interest rate risk and enhancing profitability.

SOURCES OF FUNDS

Deposit accounts are the primary source of funds for lending, investment, and other general business purposes. In addition to deposits, funds are derived from loan repayments and loan sales. Scheduled loan payments on the residential loan portfolio are a relatively stable source of funds, while residential loan prepayments, deposit in-flows and out-flows are significantly influenced by general interest rate and money market conditions. Funding needs may be supplemented through borrowings from the FHLB which are secured by a blanket lien on the portfolio of residential loans. Management believes that current funding requirements can be met through retail deposits, without reliance on brokered deposits. To the extent there are requirements for short-term financing beyond liquid assets, the Company intends to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset/Liability Management."

A full range of deposit services is offered, including checking and other transaction accounts, savings accounts, and time deposits. At December 31, 1997, the Company had no brokered deposits, and time deposits in amounts of $100,000 or more constituted 8.52% of total deposits.

The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 1997 (in thousands):

                                                           Weighted
                                                            Average                              Percent of
                                                         Interest Rate           Amount        Total Deposits
                                                         -------------           ------        --------------
Noninterest bearing                                          0.00%             $   93,843             6.9%
Interest checking                                            1.09                 137,240            10.1
Passbook savings                                             2.08                  30,389             2.2
Statement savings                                            4.89                 238,268            17.5
Money market                                                 1.98                  53,336             3.9
                                                                               ----------
Time deposits with original maturities of:
  One year or less                                           5.37                 166,878            12.3
  Over 1 year through 5 years                                5.60                 513,546            37.7
  Over 5 years                                               6.25                 127,812             9.4
                                                                               ----------         -------
  Total time deposits(1)                                     5.65                 808,236            59.4
                                                                               ----------         -------
         Total deposits                                      4.36%             $1,361,312           100.0%
                                                                               ==========         =======

(1)  Includes time deposits in amounts of $100,000 or more of $116.0 million.

At December 31, 1997, scheduled maturities of total time deposits were as follows (in thousands):

                    Year ended                                              Percent of
                   December 31,                   Amount               Total Time Deposits
                   ------------                ------------            -------------------
                      1998                     $    533,606                    66.0%
                      1999                          171,234                    21.2
                      2000                           59,772                     7.4
                      2001                           31,634                     3.9
                      2002                           10,974                     1.4
                      Thereafter                      1,016                     0.1
                                               ------------                 -------
                      Total time deposits      $    808,236                   100.0%
                                               ============                 =======

LENDING AND LOAN PORTFOLIO PURCHASE ACTIVITIES

The Company originates a full range of lending products for its portfolio and real estate-secured loans for sale in the secondary market. Portfolio lending efforts are focused on customers located along the west coast of Florida and in central Florida. During 1995, the Company opened commercial loan production offices in central and southwest Florida. The Company's portfolio objective is to maintain a one-to-four family, primarily adjustable-rate, residential loan portfolio of at least 50% of its total loans and to achieve, over time, a level of approximately 10% of its total loan portfolio in consumer loans, consisting of home equity loans as well as extensions of credit for other household purposes such as automobile loans and secured personal loans. The approximate 40% remainder of the loan portfolio will consist of commercial real estate loans, multifamily residential loans, and commercial (business) loans.

In April 1996, the Company started a mortgage banking division of the Bank, which currently has eight loan production offices in Florida, one office in Boston, Massachusetts, one office each in Atlanta, Georgia and Virginia Beach, Virginia, as well as a wholesale lending operation in Irvine, California. The wholesale lending operation is engaged in acquiring whole loans from third-party mortgage brokers and originators. Substantially all of the loans generated by the mortgage banking division are intended for sale into the secondary market via securitization or a whole loan basis, depending upon individual loan characteristics, securities market conditions, and the relative profitability of either sales approach. In 1997, the Company's mortgage banking division also began to originate High LTV Loans secured by junior liens on real estate and selling these loans to investors. The loan-to-value ("LTV") ratio of these High LTV Loans typically ranges from 110% to 125%. In December 1997, the Company consummated its first securitization of $57.4 million of collateralized mortgage obligations secured by High LTV Loans.

For 1997, originations of residential mortgage loans totaled $482.3 million, including $401.8 million in fixed-rate loans and $80.5 million of adjustable-rate loans. Contributing to this increase in residential mortgage loan originations was the employment of a commissioned sales force experienced in loan originations and a support staff whose compensation is also significantly incentive based. Sales of residential loans totaled $389.9 million for 1997.

Originations of commercial real estate and commercial (business) loans totaled $297.6 million for 1997. In the third quarter of 1997, the Company began originating and selling into the secondary market a portion of its commercial real estate loans and collecting fee income on the sale and retaining the servicing of these loans.

The Company purchased loans totaling approximately $193.5 million in connection with the CrossLand Purchase and Assumption. Loan purchases totaled $102.3 million in 1995, $8.2 million in 1996, and $95.4 million in 1997. During 1996 and 1997, loan originations were the predominate source of growth in the loan portfolio and this is expected to continue for the foreseeable future.

The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (in thousands):

Based on total dollars:                                                At December 31,
-----------------------                ----------------------------------------------------------------------
                                                1997           1996         1995         1994          1993
                                                ----           ----         ----         ----          ----
Real estate mortgage loans:
  One-to-four family residential       $      642,178      $  492,269    $ 465,924     $ 351,417    $ 206,960
  Multifamily residential                      83,302          88,115       93,703       106,495       85,349
  Commercial real estate                      265,153         224,715      179,716       139,687      122,877
  Construction/land development                50,203          31,382       24,262        25,564       11,642
  Home equity loans                            45,663          13,704        7,871         7,568        7,324
                                       --------------      ----------  -----------   -----------  -----------
Total real estate mortgage loans            1,086,499         850,185      771,476       630,731      434,152

Commercial (business) loans                    36,263          37,417       33,121        29,479       25,212
Consumer loans                                 26,527          31,886       24,069        17,150       16,183
Lease financing receivables                       442           1,294        2,367         3,244          945
Other loans                                        --              --           --            --        3,10
                                       --------------      ----------   ----------   -----------  -----------
              Total portfolio loans         1,149,731         920,782      831,033       680,604      479,600
Allowance for loan losses                     (20,776)        (18,747)     (20,048)      (15,272)     (15,872)
                                       --------------      ----------   ----------   -----------  -----------
      Portfolio loans, net of allowance     1,128,955         902,035      810,985       665,332      463,728

Loans held for sale:
Residential first mortgage loans              105,734          41,082       27,476         7,930       11,346
Title I/debt consolidation loans               45,670           5,511           --            --           --
                                      ---------------      ----------   ----------     ---------    ---------
              Loans held for sale             151,404          46,593       27,476         7,930       11,346

                         Total loans  $      1,280,35      $  948,628   $  838,461     $ 673,262    $ 475,074
                                      ===============      ==========   ==========     =========    =========


At December 31, 1997 and 1996, the balance of loans purchased included in portfolio totals amounted to $322.8 million and $286.5 million, respectively.

Based on percent of portfolio:                                           December 31,
------------------------------                ---------------------------------------------------------------
                                              1997           1996            1995          1994          1993
                                              ----           ----            ----          ----          ----
Real estate mortgage loans:
 One-to-four family residential                55.85 %       53.46 %         56.07 %       51.63 %      43.15 %
 Multifamily residential                        7.25          9.57           11.28         15.65        17.80
 Commercial real estate                        23.06         24.40           21.63         20.52        25.62
 Construction/land development                  4.37          3.41            2.92          3.76         2.43
 Home equity loans                              3.97          1.49            0.95          1.11         1.53
                                              ------       -------         -------        ------      -------
Total real estate mortgage loans               94.50         92.33           92.83         92.67        90.52

Commercial (business) loans                     3.15          4.06            3.99          4.33         5.26
Consumer loans                                  2.31          3.46            2.90          2.52         3.37
Lease financing receivables                     0.04          0.14            0.28          0.48         0.20
Other loans                                     0.00          0.00            0.00          0.00         0.65
                                              ------       -------         -------        ------      -------

              Total portfolio loans           100.00%       100.00 %        100.00%       100.00%      100.00%
                                              ======       =======         =======       =======      =======

The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 1997 and 1996. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (in thousands):

                                                         December 31, 1997              December 31, 1996
                                                         -----------------              -----------------
Type of loan:                                         Real Estate   Commercial    Real Estate        Commercial
                                                      -----------   ----------    -----------        ----------
Amounts due:
  One year or less                                    $    64,668  $    15,156    $    91,174        $   18,730
  After one through five years                            273,650       17,728        178,746            16,580
  More than five years                                    748,181        3,380        580,265             2,107
                                                      -----------  -----------    -----------        ----------
Total                                                 $ 1,086,499  $    36,264    $   850,185        $   37,417
                                                      ===========  ===========    ===========        ==========

Interest rate terms on amounts due after one year:
  Adjustable                                          $   689,181  $     6,806    $   511,222        $   12,053
  Fixed                                                   332,650       14,302        247,789             6,634
                                                      -----------  -----------    -----------        ----------
Total                                                 $ 1,021,831  $    21,108    $   759,011        $   18,687
                                                      ===========  ===========    ===========        ==========

CREDIT ADMINISTRATION

The loan approval process provides for various levels of lending authority to loan officers, the Officers' Loan Committee, and the Chairman and Chief Executive Officer. In addition, loans in excess of $1.5 million require the approval of the Board of Directors' Loan Committee or a majority of the full Board prior to funding. Loan purchases are generally made subject to the same underwriting standards as loan originations. All loan purchases must be approved in advance of funding by the Chief Executive Officer and are reported to the full Board following purchase. To achieve consistency in underwriting policies and procedures, the supervision of all credit decision functions is centralized.

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

The Company's lending policy addresses certain lending considerations set forth in the Guidelines, including LTV limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with an LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. The Company's policy, subject to certain approval exceptions, establishes, among other things, the following LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and non-residential) (80%); and improved property (85%). For portfolio purposes, loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV Ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. Loans with a LTV higher than 95% may be made if saleable to investors at an acceptable premium. The policy is reviewed and approved by the Board of Directors at least annually.

The Company's commercial (business) lending is based on a strategy of extending credit to the local business community, and the Company's policy has been to make corporate and commercial loans to borrowers with satisfactory cash flows.

The loan portfolio is managed on an ongoing basis pursuant to written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. Regular portfolio reviews are undertaken to estimate loss exposure and ascertain compliance with policies (see -- "Asset Quality").

ASSET QUALITY

ALLOWANCE/PROVISION FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of an amount adequate to provide for potential losses inherent in the loan portfolio. However, it is likely that there are additional risks of future losses which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as conditions affecting individual borrowers, management's judgment of the reserve is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.

The Company believes that its loan loss allowance policy is both consistent with policies established by the FDIC and commensurate with historical loss experience. Provisions for loan losses charged to expense during each period will be the result of management's assessment of the adequacy of the allowance when compared to the inherent risk of the portfolio. As part of the risk assessment for loans purchased in the CrossLand Purchase and Assumption and for loans purchased during 1994, 1995, 1996, and 1997 management allocated a portion of the discount on such loan purchases to the allowance in amounts which are consistent with loan loss allowance policy guidelines. Amounts resulting from discount allocation to the allowance are available to absorb potential losses only on those purchased loans and are not available for losses from other loans. To the extent that losses in certain pools or portfolios of loans exceed the loan loss allowance and any remaining unearned loan discount, or available as a general allowance, the Company's results of operations would be adversely effected.

Management conducts an ongoing evaluation and grading of its loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the establishment of the overall allowance. The Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans which have been identified for potential credit quality problems. The Loan Review Department also reports its findings to the Directors' Audit Committee to ensure independence of the loan grading function.

Various loan purchases were made totaling $157.4 million, during 1994, $102.3 million during 1995, $8.2 million during 1996 and $95.4 million during 1997. A portion of the discount on those purchased loans was allocated to the allowance in amounts consistent with the Company's loan loss allowance policy guidelines. The remainder of the discount arising from the purchase price is recorded as unearned discount and subsequently accredited to income as a yield adjustment over the life of the loans. In 1995, such allocation included $7.2 million related solely to one particular portfolio purchase in the aggregate principal amount of $48.1 million. Subsequently, the principal balance of the March 1995 Purchase had declined to $39.9 million and the allowance allocated to this purchase was reduced to $4.4 million. This was principally the result of charges to the reserve for loans which were nonperforming when acquired and subsequently taken into foreclosure and recorded at their fair value. The Company's history of administering this loan purchase indicates that the expected loss rate on the remaining loans in this portfolio will be less than the amount remaining in the allowance. Consequently, the Company reallocated $1.5 million from the allowance to unearned discount in the fourth quarter of 1996, reducing the December 31, 1996 allowance allocated to the March 1995 Purchase to $4.4 million. In the third quarter of 1997, the Company sold $7.2 million of loans previously purchased and transferred $773,000 of the amount originally allocated to the allowance for purchased loans into the allocation for originated loans. At December 31, 1997, $3.4 million was allocated to the March 1995 Purchase, $1.0 million was allocated to loans purchased from CrossLand, $1.0 million was allocated to the July 1997 Purchase, $1.4 million was allocated to other loan purchases, and $13.9 million was allocated to originated loans. At December 31, 1997, the amount of unearned discount on purchased loans which had not been allocated to the allowance totaled $4.6 million.

Activity to the allowance during 1997 included a $2.6 million provision for loan losses, $769,000 of loan charge-offs (net of recoveries), $39,000 reallocated from loan discounts to the allowance and $132,000 in allowances obtained through the Firstate Acquisition. Activity to the allowance during 1996 included a $2.6 million provision for loan losses, loan charge-offs (net of recoveries) of $2.2 million, and $1.7 million transferred to unearned discount. The net charge-off amount for 1996 included $1.0 million assessed against the allowance for loans acquired in the March 1995 Purchase as properties securing certain nonperforming loans, which were purchased at a substantial discount, were acquired through foreclosure and recorded at their fair value.

                   [Balance of page intentionally left blank]

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands):


                                                                                             Seven               Five
                                                   Years Ended December 31,               Months Ended       Months Ended
                                       -----------------------------------------         December 31,         May 31,
                                         1997        1996        1995         1994            1993             1993 (1)
                                         ----        ----        ----         ----        -----------     ---------------
Allowance at beginning
   of period:                          $  18,746  $  20,048    $  15,272  $   15,872      $     8,293       $     1,958
Reserves from Firstate
   Acquisition                               132         --           --          --               --               --
Allowance activity related to
   minority interest                          --         --           --          --            2,294               --
Loan discount (net) allocated
 to/(from) the allowance for
 loans acquired in the:
 Purchase and Assumption                      --         --           --        (757)           4,046               --
 Loans purchased in 1994                      --       (202)          --       1,400               --               --
 Loans purchased in 1995                    (773)    (1,541)       7,658          --               --               --
 Loans purchased in 1996                      --         11           --          --               --               --
 Loans purchased in 1997                     812         --           --          --               --               --
                                       ---------  ----------   ---------- ----------      -----------      -----------
  Total loan discount allocated
   to/(from) the allowance                    39     (1,732)       7,658         643            4,046               --

Charge-offs:
Residential loans (1-4 family)              (590)    (1,736)        (275)       (119)            (745)              --
Commercial real estate/
  multi-family                                --       (170)      (4,054)     (1,612)          (1,586)             (43)
Commercial (business)                       (125)      (249)      (1,000)       (320)            (437)            (439)
Consumer and other loans                    (288)      (292)        (207)       (141)            (268)             (50)
                                       ---------  ---------    ---------  ----------      -----------     ------------
Total charge-offs                         (1,003)    (2,447)      (5,536)     (2,192)          (3,036)            (532)
 Recoveries:
Residential loans (1-4 family)                 3         31           50          62              928                1
Commercial real estate/
  multi-family                                54         35          379         113               19                1
Commercial loans (business)                  152        168           53          64               91               44
Consumer and other loans                      25         62           10           1               15               15
                                       ---------  ---------    ---------  ----------      -----------     ------------
Total recoveries                             234        296          492         240            1,053               61

Net charge-offs                             (769)    (2,151)      (5,044)     (1,952)          (1,983)            (471)

Reclassification of allowance for
in substance foreclosures under
adoption of SFAS Nos.114 and 118              --         --           --         537               --               --
Provisions for loan losses                 2,628      2,582        2,162         172            3,222              379
                                       ---------  ---------    ---------  ----------      -----------    -------------
Allowance at end of period             $  20,776  $  18,747    $  20,048  $   15,272      $    15,872    $       1,866
                                       =========  =========    =========  ==========      ===========    =============


Charges to allocated loan discount          0.04       0.16%        0.10%       0.23%            0.00%            0.00%
Other net charge-offs                       0.03       0.08         0.55        0.12             0.59             0.43
                                       --------- ----------   ---------  ----------      -----------    -------------
Total net charge-offs to
       average loans                        0.07 %     0.24%        0.65%       0.35%            0.59%            0.43%
                                       =========  =========    =========  ==========      ===========    =============


(1) Restatement to include FFO Financial, Inc. for the five months ended May 31, 1993, is not required.

The following table sets forth the allocation of the allowance based on management's subjective estimates and the percent of the loan portfolio for each category presented. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The allocation of the allowance may change from year to year should management determine that the risk characteristics of the loan portfolio and off-balance sheet commitments have changed.

                                                     1997                                        1996
                                            -----------------------                     ----------------------
Allowance Allocation                        Amount          Percent                     Amount         Percent
                                            ------          -------                     ------         -------
                                                                       (in thousands)
Performing/not classified:
Residential loans:
  March 1995 Purchase                   $   3,421              2.3%                   $  4,171           1.9 %
  All other residential                     1,344             57.6                       2,058          58.0
Commercial (business)                         347              2.7                         370           2.5
Commercial real estate                      3,340             28.4                       3,137          28.1
Consumer & other                            1,383              5.5                         931           6.1
                                        ---------          -------                    --------         -----
       Subtotal                         $   9,835             96.5                    $ 10,667          96.6

Nonperforming/classified:
Special mention                               181               .7                         124            .6
Substandard & nonperforming                 5,050              2.6                       3,488           2.6
Doubtful                                      722               .1                         674            .1
Loss                                          992               .1                         800            .1
                                        ---------          -------                    --------        ------
       Subtotal                             6,945              3.5                       5,086           3.4

Off balance sheet risk                        946               --                         434            --
Unallocated                                 3,050               --                       2,560            --
                                        ---------          -------                    --------        ------
       Total                            $  20,776            100.0%                   $ 18,747         100.0%
                                        =========          =======                    ========        ======


NONPERFORMING ASSETS

Nonperforming assets include (i) loans which are 90 days or more past due and have been placed into non-accrual status, (ii) restructured loans that have not yet demonstrated a sufficient payment history to warrant return to performing status and therefore, are not accruing interest, (iii) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection, and (iv) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

Loans classified as non-accrual totaled $19.4 million at December 31, 1996, compared with $27.0 million at December 31, 1997, an increase of $7.6 million. This increase was primarily the result of a $1.6 million increase in one-to-four family residential nonperforming loans which were purchased from the FDIC in July, 1997; $1.0 million in other residential loans purchased; $2.2 million increase in originated residential loans; $1.1 million in commercial real estate and multifamily loans; and $1.3 million in Small Business Association ("SBA") claims receivable. At December 31, 1997, and December 31, 1996, the Company had nonperforming assets (including loans classified as non-accrual) of $34.2 million or 2.20 % of total assets and $27.8 million or 2.27% of total assets, respectively. The ratio of nonperforming assets to total assets was 2.78 % at year-end 1995 and 3.96 % at year-end 1994. Accruing loans which were 90 days past due amounted to $196,000 at December 31, 1997, and $113,000 at December 31, 1996, and primarily consisted of loans in process of renewal. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Comparison of Balance Sheets at December 31, 1997 and 1996."

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands):

Nonperforming Assets:                                                  At December 31,
                                          --------------------------------------------------------------------
                                            1997            1996          1995          1994            1993
                                            ----            ----          -----         ----            ----
Non-accrual loans:
-----------------
Residential loans (1-4 family)            $13,675(1)      $   9,446(1) $  10,427(1)   $ 9,433          $ 5,000
Multi-family residential                      194                55          129        1,160           10,670
Commercial real estate                      9,121             8,140        4,119        3,907            1,769
Commercial (business)                       2,031             1,604        1,059        1,179            1,002
Home equity and consumer                      619               164          495          632              143
SBA claims receivable                       1,319                --           --           --               --
                                          -------         ---------    ---------      -------          -------
Total non-accrual loans                    26,959            19,409       16,229       16,311           18,584
ORE acquired through foreclosure            6,997             8,320       12,546       18,205           24,853
Accruing loans 90 days
 past due                                     196               113        1,876          293              725
                                          -------         ---------    ---------      -------          -------
Nonperforming assets                      $34,152         $  27,842    $  30,651      $34,809          $44,162
                                          =======         =========    =========      =======          =======

Nonperforming loans
 to loans                                    2.37%             2.12%        2.18%        2.44%            4.03%

Nonperforming assets
 to total assets                             2.20%             2.27%        2.78%        3.96%            5.66%

(1)Net of $157,000, $184,000 and $950,000 of loan loss allowances at December 31, 1997, 1996, and 1995, respectively, allocated to nonaccrual loans acquired in the March 1995 Purchase.

OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE

All ORE assets are recorded at the lower of cost or estimated fair value based on appraisal information that is updated when a property is taken into ORE and thereafter when determined appropriate by management. As of December 31, 1997, in no case did the book value of any ORE property exceed 90% of the most recent appraisal.

 The following table sets forth information regarding the Company's ORE balances, net of allowances, as of the dates indicated (in thousands):

                                                                               At December 31,
                                                          ------------------------------------------------------
                                                           1997         1996      1995          1994       1993
                                                          --------     -------   -------      -------    -------
Vacant undeveloped residential land                       $ 1,145      $ 1,334   $ 1,755      $ 2,444    $ 4,137
Vacant developed residential lots                             254          254       265          434        600
Residential houses                                          1,654        2,541       860        1,313        795
Vacant commercial undeveloped land                            855          821     1,357        6,419      4,716
Commercial land developed for sale                          2,600        3,200     4,823        6,771      9,545
Income-producing commercial buildings                         427           12     2,801           --      3,534
Vacant commercial buildings                                    62           --       685          824      1,526
                                                          -------      -------   -------      -------    -------
Total ORE                                                 $ 6,997      $ 8,162   $12,546      $18,205    $24,853
                                                          =======      =======   =======      =======    =======

ORE to total assets                                          0.45%        0.68%     1.14%        2.07%      3.18%
                                                          =======      =======   =======      =======    =======

At December 31, 1997, ORE properties with book values in excess of $1.0 million included a tract of land in Holiday, Florida, currently carried at $2.7 million, that has been developed as a shopping center site. This tract was obtained in 1988 through foreclosure in connection with a $1.8 million loan. The tract contains wetlands, some of which were required to be filled, and the resultant permitting process took approximately five years to complete. During that time, more than $2.0 million was spent in engineering, environmental, and legal costs (which costs were capitalized) and approximately $500,000 for the purchase of several additional parcels of land required for environmental mitigation purposes pursuant to the permit requirements. The Company is offering for sale the completed shopping center sites and other commercial pad sites. One shopping center site was sold to a developer who constructed the retail space for the anchor tenants, Publix and Walgreens. The Company presently operates a branch banking facility on the tract. Federal regulations had required the Bank to dispose of the tract no later than December 31, 1996, but the FDIC has approved two extensions of the holding period to December 1998. While the current appraisal indicates that the fair market value of the tract exceeds book value, a sale to a party other than an end-user could result in proceeds below the current book value.

TROUBLED DEBT RESTRUCTURINGS

A troubled debt restructuring ("TDR") is a situation in which the creditor allows the debtor certain concessions that would not normally be allowed, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. At December 31, 1997 and 1996, the loan portfolio included TDRs amounting to $7.2 million and $7.4 million, respectively. Restructured, nonperforming loans (all in non-accrual status), included in total TDR's, for those same periods were $4.9 million and $6.0 million, respectively.

INVESTMENT ACTIVITIES

State law requires that a specified minimum amount of liquid assets be maintained, based on the level of deposits, which are subject to certain restrictions. At all times during 1997, the amount of liquid assets maintained exceeded the regulatory minimum.

EMPLOYEES

At December 31, 1997, there were 1,045 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement. The Company makes use of part-time and flex-time employees in connection with its branch operations. One of the Company's primary operating principles is to nurture its staff through, among other things, fair compensation, a good working environment and career development and enhancement opportunities.

Management considers its relations with its employees to be good.

MARKET AREA

Currently, the Company has 46 branches, including three branches in Pasco County, 20 branches in Pinellas County, seven branches in Manatee County, five branches in each of Osceola and Brevard counties, two branches in each of Sarasota and Orange counties, and one branch in each of Hernando and Seminole counties. As a multi-branch institution, the Company's market area encompasses all of the counties in which it operates. If consummated, the Proposed Acquisitions will increase the Bank's branch network from 46 branches in nine counties to 56 branches in 15 counties in Florida and the Savings Bank will have one branch in Glynn County, Georgia, with a headquarters branch in Pinellas County, Florida. The Company also operates 10 loan production offices in Pinellas, Lee, Orange, Palm Beach and Polk counties in Florida, one office in Boston, Massachusetts, and one wholesale lending operation in Irvine, California.

Most of the Company's branches are in Metropolitan Statistical Areas ("MSA"). An MSA is defined by the U.S. Census Bureau as a geographic area with a significant population nucleus, along with any adjacent communities that have a high degree of economic and social integration with the nucleus. Of the Company's branches, 33 are in the MSA's which anchor the west coast of Florida: Tampa-St. Petersburg-Clearwater, which includes Hillsborough, Hernando, Pasco and Pinellas counties, and Sarasota-Bradenton, comprised of Manatee and Sarasota counties. As of April 1, 1997, the latest estimates available, the Tampa-St. Petersburg MSA had a population of 2.25 million, ranking it 23rd in the nation. Sarasota-Bradenton had a population of 552,500, ranking it 95th. Together, the two MSAs had a combined population of 2.8 million residents which would rank approximately 12th in the United States. The economic base of the MSAs in which the Company has branches are supported by a large and growing segment of retirees, tourism, which contributes to the economic base throughout the year, and light industry.

Florida is a highly competitive state for financial service of all kinds. Competition for deposits also exists from money market funds and credit unions. Competition for mortgage loans is extremely strong from specialized lenders, other mortgage bankers and independent brokers capable of selling qualified mortgage loans to the highest bidder. Similarly, consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies and credit unions.

The Company ranked 13th among banks and 24th among all depository institutions in the state of Florida in terms of deposits held as of December 31, 1997, the latest date for which data is available. As the table below indicates, market share ranges from almost 14% in Osceola County to just over 1% in Sarasota, Orange and Pasco counties.

                                                 Branch Deposits by County
                                                    September 30, 1997
                                                      ($ in millions)

                                          The Company                     Total                        The Company
                                          -----------                     -----                        -----------
    Brevard                                 $   135                    $   3,814                           3.9%
    Hernando                                      8                        1,934                            .4
    Manatee                                     174                        2,808                           6.2
    Pasco                                        56                        3,786                           1.5
    Pinellas                                    141                        1,022                          13.9
    Osceola                                     174                        2,808                           6.2
    Orange                                      102                        7,922                           1.4
    Sarasota                                     75                        5,715                           1.3
                                            -------                    ---------                         -----
        Total                               $ 1,290                    $  39,523                           3.3%
                                            =======                    =========                         =====

MARKET RISK

The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes of prices of marketable equity securities. At December 31, 1997, the Company did not use derivative financial instruments to manage its market risk.

One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures which delegate to the Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve all pricing strategies. The Company manages its interest rate market risk on the loans held for sale and its estimated future commitments to originate and close mortgage loans for borrowers at fixed prices ("Locked Loans") through hedging techniques which include listed options and fixed price forward delivery commitments ("Forward Commitments") to sell mortgage- backed securities or specific whole loans to investors on a mandatory or best efforts basis. The Company records the inventory of loans held for sale at the lower of cost or market on an aggregate basis after considering any market value changes in the loans held for sale, Locked Loans, and Forward Commitments.

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available-for-sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect. Trading securities include mortgage backed securities resulting from the securitization of residential and High LTV loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest only strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "Gain on sale of securities, net."

The table below represents principal amounts and related average interest rates, by year of maturity, for the Company's market sensitive instruments (dollars in thousands).

Assets                     1998          1999         2000         2001         2002      Thereafter      Total
------                   --------      --------     --------     --------     --------    ----------    --------
Interest bearing
   deposits              $    671      $     --     $     --    $      --    $      --    $      --     $    671
  Avg. interest rate         5.46%           --           --           --           --           --         5.46%
Federal funds
   sold                    33,000            --           --           --           --           --       33,000
  Avg. interest rate         5.55%           --           --           --           --           --         5.55%
U.S. treasuries and
   government agencies         --            --           --           --           --       14,535       14,535
  Avg. interest rate           --            --           --           --           --         6.17%        6.17%
Revenue bond                   --            --           --           --           --        1,545        1,545
  Avg. interest rate           --            --           --           --           --         8.60%        8.60%
Mortgage-backed
   Securities              11,101        10,723       10,279       10,200       10,116       40,094       92,513
  Avg. interest rate         6.99%         7.05%        7.02%        7.01%        6.99%        7.00%        6.96%
FHLB stock                     --            --           --           --           --        8,148        8,148
  Avg. interest rate           --            --           --           --           --         7.25%        7.25%
Loans portfolio            96,064       120,425       91,049       86,791       69,750      837,056    1,301,135
  Avg. interest rate         8.56%         8.47%        8.44%        8.43%        8.43%        8.37%        8.42%
Mortgage servicing
   Rights                     356           338          322          306          290        5,513        7,125
  Avg. interest rate           --            --           --           --           --           --           --

Liabilities
Deposits                      875           357          273           33           23            8    1,361,312
  Avg. interest rate         4.14%         5.51%        5.97%        5.80%        5.80%        5.75%        4.32%
Securities sold under
   Agreements to repurch.  19,654            --           --           --           --           --       19,654
  Avg. interest rate         4.99%           --           --           --           --           --         4.99%
FHLB advances              35,000            --           --           --           --           --       35,000
  Avg. interest rate         5.90%           --           --           --           --           --         5.90%

SUPERVISION AND REGULATION

The Company and the Bank are, and the Savings Bank once chartered will be, extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, the Bank and the Savings Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's business. Supervision, regulation, and examination of the Company, the Bank, and the Savings Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders.

REGULATION OF THE COMPANY

The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent 5.0% of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statues require bank holding companies and other companies to obtain the prior approval of the OTS before acquiring ownership or control of a savings association.

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

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), authorizes the Company, and any other bank holding company located in Florida to acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any Florida-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states, unless a state has "opted out" of the interstate branching provisions of the Interstate Banking Act prior to June 1, 1997. Neither Florida nor any other state in the southeastern United States has "opted out." Accordingly, the Company would have the ability to acquire a bank in a state in the Southeast and thereafter consolidate all of its bank subsidiaries into a single bank with interstate branches.

The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. While these activity restrictions are not applicable to the Bank, they will apply to the Savings Bank. Thus, the Savings Bank and its subsidiaries will not be able to engage in certain insurance and real estate development-related activities that could otherwise be conducted if the thrift were a stand-alone entity or were owned by a unitary savings and loan holding company.

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, operating a thrift subsidiary, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible nonbanking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its non-bank subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of the holding company.

Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength and support to their subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, the holding company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

REGULATION OF THE BANK AND THE PROPOSED SAVINGS BANK

The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. In addition, the Bank is regulated and supervised by the FDIC, which serves as its primary federal regulator and the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the FDIC conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the FDIC quarterly reports containing detailed financial statements and schedules. Once organized, the Savings Bank will be subject to regulation, supervision and examination by the OTS as its chartering authority and primary regulator, and by the FDIC as the administrator of the Savings Bank's insurance fund. The OTS's examinations of the Savings Bank will be similar to the current examinations of the Bank by the FDIC and the Department.

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

As a federally-chartered institution, the Savings Bank and its deposit-taking and lending activities will be governed primarily by federal law, although certain aspects of Florida and Georgia law will be applicable to the Savings Bank and its branch banking facility in Brunswick. The OTS will exercise supervision and enforcement authority over the Savings Bank similar to that currently exercised by the FDIC with respect to the Bank. The Savings Bank will be a member of the SAIF, and deposits in the Savings Bank will be insured by the FDIC to the same extent as those of the Bank.

The Bank is, and the Savings Bank will be, subject to the provisions of the CRA. Under the CRA, the Bank and the Savings Bank have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's or the Savings Bank's discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC, and in the case of the Savings Bank, the OTS), in connection with their regular examinations, to assess a financial institution's record in meeting the credit needs of the community serviced by it, including lowand moderate-income neighborhoods. The assessment of a federally-regulated financial institution's CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where Republic applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank (and, after it is chartered, the Savings Bank). The Bank received a "Satisfactory" CRA rating in its most recent examination.

In April 1995, the federal banking agencies adopted amendments revising their CRA regulations, with a phase-in schedule applicable to various provisions. Among other things, the amended CRA regulations, which became fully effective on July 1, 1997, substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests:
(i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process. The Company does not anticipate that the revised CRA regulations will have any material impact on the Bank's or the Savings Bank's operations or that they will have any impact on either institution's CRA rating.

DEPOSIT INSURANCE

The Bank is, and the savings Bank will be, subject to FDIC deposit insurance assessments. In 1994, the Bank became subject to a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").

Prior to enactment of the Funds Act, the SAIF assessments were used to pay interest on bonds issued by the Financing Corporation (the "FICO") in the late 1980s to fund the resolution of troubled thrifts, and only insurance payments by SAIF-member institutions were available to satisfy FICO's interest payment obligations. A second provision of the Funds Act severs the linkage that had existed between the SAIF and the FICO funding requirements, authorizing the FICO to impose its own assessments separate and apart from any insurance fund assessment. The Funds Act also shifts a portion of the FICO funding obligations to BIF-member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Thereafter, FICO assessment rates for members of both insurance funds will presumably be equalized

Currently, the FICO assessment rate for BIF assessable deposits is 0.013 percent (or 1.3 basis points) and the FICO assessment rate for SAIF assessable deposits if 0.0648 percent or (6.48 basis points). In 1997, the Bank's total FICO payment obligation was $824,000, $782,000 of which was attributable to the Bank's SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits. As noted above, because all of the Savings Bank's initial deposits are being acquired from a BIF-insured bank, it is anticipated that all of the Savings Bank's deposits will be subject to the BIF's 1.3 basis point assessment rate in 1998 and 1999 (rather than the SAIF's rate) barring any assumption of SAIF-assessed deposits by the Savings Bank during such a period.

The Bank, as a state-chartered commercial bank, is a member of the Bank Insurance Fund (the "BIF). However as part of the CrossLand Purchase and Assumption, the Bank acquired $327.7 million in deposits insured by the Savings Association Insurance Fund (the "SAIF") and thereby became a so-called Oakar bank. Based on the CrossLand Purchase and Assumption and the Firstate acquisition, the bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of December 31, 1996, the most recent measurement date for assessment purposes, approximately 76% of the Bank's deposits were treated as SAIF-insured deposits, with the remaining 24% of deposits being assessed at the BIF rate. The Savings Bank, once chartered, will technically be a member of the SAIF. However, since all of its initial deposits will be deposits assumed by the Savings Bank from Barnett, a BIF-member bank, it is anticipated that all of the Savings Bank's deposits will be assessed at the BIF assessment rate.

Until recently, the FDIC had established separate risk-based assessment schedules for the BIF and the SAIF. In December 1996, the FDIC established the current assessment schedule for BIF-assessed deposits, with assessment rates ranging from zero percent to 0.27 percent (or 27 basis points) of deposits.

As part of the omnibus budget legislation passed in 1996, Congress enacted the Deposit Insurance Funds Act of 1996 (the "Funds Act"). With certain exceptions, the Funds Act imposed a one-time special assessment on SAIF-assessable deposits held by all depository institutions in an aggregate amount that would cause the SAIF to meet its designated reserves-to-deposits ratio of 1.25 percent. Pursuant to the Funds Act, the Bank on November 27, 1996, paid a special assessment to the SAIF of $4.0 million.

CAPITAL REQUIREMENTS

The Company and the Bank are, and the Savings Bank will be, required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank) and the OTS (for the Savings Bank). There are three basic measures of capital adequacy for banks that have been promulgated by the Federal Reserve; two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

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

The minimum guidelines for the ratio of total capital ("Total Capital") to risk-weighted assets (including certain off- balance-sheet items, such as standby letter of credit) is 8.0%. At least half of Total Capital (i.e. 4% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital leverage ratio" (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank had previously undertaken in writing to the FDIC to achieve a leverage ratio of at least 5.5% by December 31, 1995, which it did, and the Company will consider raising additional capital or reducing internal growth in order to maintain the Bank's leverage ratio at or above that level, should the ratio fall below that level in the future. Other than the foregoing commitment, the Bank has not been advised by the FDIC of any specific minimum capital ratio requirement applicable to it. As a condition to obtaining its charter and FDIC insurance of accounts, the Savings Bank will be required to maintain a Tier 1 Capital-to-average assets ratio of at least 8% during its first three years of operations.

For additional information regarding the Bank's capital requirements, see "Note 16 of the Company's Consolidated Financial Statement."

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

As a federally-chartered thrift institution, the Savings Bank will be subject to the OTS's regulations applicable to the payment of dividends and other capital distributions by savings associations. Under these regulations, a thrift that is well-capitalized (i.e., has risk-based capital of 10% or more, Tier 1 Capital of 5% or more and Tier 1 risk-based capital of 6% or more), both before and after the proposed distribution, and that has not been designated by the OTS as being "In need of more than normal supervision" may distribute in a calendar year the greater of (i) 100% of net income for the current calendar year plus 50% of its "capital surplus" or (ii) 75% of its net income over the most recent four quarters. The percentages of income that may be distributed are lower for thrifts that are adequately capitalized. It is the Company's current intention to maintain the Savings Bank at a well-capitalized level such that it will be able to upstream as much of its net income as is not required for the thrift's current operations and future growth.

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

FEDERAL RESERVE SYSTEM

The Federal Reserve regulations require banks to maintain non-interest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The new Federal Reserve Board regulations, effective April 1, 1997, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve) the reserve requirement is 3.0%; and (ii) for accounts greater than $49.3 million, the reserve requirement is $1,479,000 plus 10.0% (subject to adjustment by the Federal Reserve between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members also are authorized to borrow from the Federal Reserve "discount window," but Federal Reserve regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (the "FHFB"). The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or 5% of its borrowings from the FHLB (including advances and letters of credit issued by the FHLB on the Bank's behalf). Once it is chartered, the Savings Bank will be required to become a member of the FHLB and to purchase stock in the FHLB.

The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the Board of Directors of the FHLB. Currently outstanding advances from the FHLB are required to be secured by a member's shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 1997, the Bank had $35.0 million of outstanding advances from the FHLB.

LIQUIDITY

Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and eight percent of its total nontransaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, Federal funds sold, interest-bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the State. The FDIC also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 1997, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

MONETARY POLICY AND ECONOMIC CONTROLS

The banking business is affected not only by general economic conditions, but also by the monetary policies of the of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment and short- and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

EFFECTS OF INFLATION

As a financial institution, the majority of the Company's assets are monetary in nature and, therefore, differ greatly from those of more industrial or commercial companies that have significant investments in fixed assets. The effects of inflation on the financial condition and results of operations, therefore, are less significant than the effects of changes in interest rates. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of general inflation.

YEAR 2000 CONSIDERATIONS

In the next two years, many companies, including financial institutions such as the Company, will face potentially serious issues associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment interest or delinquency. In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company outsources its principal data processing activities to one or more third parties, and purchases most of its software applications from third party vendors. The Company believes that its vendors are actively addressing the problems associated with the "Year 2000" issue. While the Company expects that efforts on the part of current employees of the Company will be required to continue to monitor Year 2000 activities, the Company does not expect the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition.

CHANGES IN ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," which requires that a mortgage banking enterprise recognize as a separate asset the right to service mortgage loans for others, regardless of the manner in which such servicing rights are acquired. Moreover, this statement requires that the total cost of acquiring mortgage loans be allocated to the servicing rights and the loans based on their relative fair values, if practicable. This standard was effective for fiscal years beginning after December 15, 1995. Management implemented SFAS No. 122 beginning July 1, 1995. The impact upon the results of operations of the Bank was not material.

During 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which is effective for the Company's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to providing further guidance related to the recording of mortgage servicing rights, SFAS No. 125 required that the Company classify loans securitized which are retained in the Company's portfolio and excess spread related to mortgage servicing rights as trading assets. As a result, the Company is required to carry these assets at their current market value as of the balance sheet date with the resulting valuation adjustment recorded in the statement of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share," which is effective for the Company's fourth quarter and year ended December 31, 1997. Early application is not permitted and after the effective date, prior period earnings per share presented must be restated. SFAS No. 128 establishes new standards for computing and presenting earnings per share. Specifically, SFAS No. 128 replaces the presentation of primary earnings per share with basic earnings per share, requires dual presentation for companies with complex capital structures of basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to those of the diluted earnings per share computation. The impact of the adoption of SFAS No. 128 on the results of operations of the Company was not material.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year beginning January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statements. Comprehensive income is defined to include those revenues, expenses, gains, and losses of a normal, recurring nature, as well as items which are nonrecurring, unusual and infrequent. Management believes SFAS No. 130 will have no material effect on the Company's financial statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. The Company's commercial banking and mortgage banking activities constitute operating segments for which the Company has provided additional disclosure regarding their respective assets, revenues, profit or loss and other operating data.

ITEM 2.  PROPERTIES

At December 31, 1997, the Company had 46 branch offices, of which 20 are leased and 26 are owned. In addition, there were 13 loan production offices, three operations centers and two facilities used for warehouse purposes which were leased. Substantially all furniture, fixtures and equipment items are owned. The following table shows the name, location and lease expiration date (if applicable) for each facility as of December 31, 1997:

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Florida:
--------
Brevard County:
--------------

Causeway Office                                  Facility Owned
450 East Eau Gallie Boulevard

Indian Harbour Beach, Florida 32937
Imperial Plaza Office                            September 30, 1999
6769 N. Wickham Road, Suite 100
Melbourne, Florida 32940-2019

Melbourne Office                                 Facility Owned
1300 Babcock Street
Melbourne, Florida 32901

Melbourne Beach Office                           May 1, 1999
401 Ocean Avenue
Melbourne Beach, Florida 32951

Palm Bay Office                                  May 31, 2004
6000 Babcock Street, SE
Palm Bay, Florida 32909

Hernando County:
---------------

Spring Hill Office                               January 20, 2007
5331 Spring Hill Drive
Spring Hill, Florida  34606

Manatee County:
--------------

Pavilion Office                                  Facility owned
1301 Sixth Avenue West
Bradenton, Florida  34205

Bayshore Office                                  Facility owned
6204  14th Street West
Bradenton, Florida  34207

Westside Office                                  Facility owned
5905 Manatee Avenue West
Bradenton, Florida  34209

Ironwood Office                                  Facility owned
4302 Cortez Road West
Bradenton, Florida  34210

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Manatee County (continued):
---------------------------
Mt. Vernon Office                               Facility owned
9819 Cortez Road West
Bradenton, Florida  34210

53rd Avenue Office                               Facility owned
415  53rd Avenue
Bradenton, Florida  34207

Ellenton Office                                  Facility owned
3510 U.S. Highway 301
Ellenton, Florida  34222

Orange County:
--------------

Downtown Orlando Office                          February 28, 2002
255 S. Orange Avenue
Orlando, Florida  32801

Winter Garden Office                             Facility Owned
232 S. Dillard Street
Winter Garden, Florida  34787

Osceola County:
---------------

Bermuda Office                                   Facility Owned
1115 North Bermuda Avenue
Kissimmee, Florida  34741

Broadway Office                                  Facility Owned
200 East Broadway
Kissimmee, Florida  34741

Mill Creek Office                                Facility Owned
1300 East Vine Street
Kissimmee, Florida  34744

Ninth Street Office                              December 31, 1999
1220 Ninth Street
St. Cloud, Florida  34769

Oak Park Office                                  Facility Owned
4291 13th Street
St. Cloud, Florida  34769

Pasco County:
-------------

Holiday Office                                   December 31, 1999
4649 Sunray Drive
Holiday, Florida  34691

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Pasco County (continued):
-------------------------

Holiday Drive-up                                 Facility owned
4649-A Sunray Drive
Holiday, Florida  34691

New Port Richey Office                           Facility owned
6500 Massachusetts Avenue
New Port Richey, Florida   34653

Gulfview Square Mall Office                      April 30, 2005
9501 U.S. 19 North
Port Richey, Florida  34668

Pinellas County:
----------------

Corporate Headquarters and Branch                December 13, 2004
111 Second Avenue N.E.
St. Petersburg, Florida  33701

Main Office Drive-Up                             October 31, 2004
201 Second Avenue South
St. Petersburg, Florida  33701

Countryside Office                               March 8, 2005
28050 U.S. 19 North
Clearwater, Florida  34621

Northwood Office                                 February 28, 2006
3024 Enterprise Road
Clearwater, Florida  34619

Missouri Office                                  December 31, 2000
1235 So. Missouri Avenue
Clearwater, Florida  34616

Highland Avenue Office                           Facility Owned
1831 Highland Avenue North
Clearwater, Florida  34615

ICOT Office                                      December 31, 1998
5801 Ulmerton Road
Clearwater, Florida  34620

Seminole Office                                  September 30, 2007 (Ground lease);
8000 113rd Street North                          Facility Owned
Seminole, Florida  33772-4801

Palm Harbor Office                               October 31, 2002
33920 US 19 North
Palm Harbor, Florida  34684

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Pinellas County (continued):
----------------------------
Largo Mall Office                                February 28, 2004
10500 Ulmerton Road E, #816
Largo, Florida  34641

Pinellas Park Office                             Facility owned
7600 66th Street North
Pinellas Park, Florida  33781

St. Petersburg Office                            Facility owned
100  34th St. North
St. Petersburg, Florida  33713

Oldsmar Office                                   March 31, 2001
3711 Tampa Road
Oldsmar, Florida  34677

Dunedin Office                                   Facility owned
1478 Main Street
Dunedin, Florida  34698

Belleair Bluffs Office                           Facility owned
401 N. Indian Rocks Road
Belleair Bluffs, Florida 33770

Caladesi Office                                  Facility owned
2678 Bayshore Blvd.
Dunedin, Florida  33774

Walsingham Office                                Facility owned
14141 Walsingham Road
Largo, Florida  34644

Pinellas Point Office                            October 14, 2006 (Ground lease)
3000 54th Avenue South                           Facility owned
St. Petersburg, Florida  33712

Tyrone Office                                    December 31, 2004
6900 22nd Avenue North
St. Petersburg, Florida  33710

Northeast Office                                 December 31, 1999 (Facility);
250 37th Avenue North                            December 31, 2017 (Ground lease)
St. Petersburg, Florida  33704

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Pinellas County (continued):
----------------------------
East Lake Woodlands                              March 31, 2007
3412 East Lake Road
Palm Harbor, Florida  34685

Clearwater Loan Operations Center                June 30, 2006
28051 US 19 North, Suite G
Clearwater, Florida  34621

Clearwater Loan Operations Center                August 31, 1998
28059 US Highway 19 North, Suite 203
Clearwater, Florida  34621

Polk County:
------------

Lakeland Loan Production Office                  October 31, 1999
1506 South Florida Avenue
Lakeland, Florida  33803

Sarasota County:
----------------

Sarasota Office and Loan Production Office       Facility owned
1100 S. Tamiami Trail
Sarasota, Florida 34236

Venice Office                                    Facility owned
400 Venice By-pass North
Venice, Florida  34292

Seminole County:
----------------

Lake Howell Office                               Facility owned
1980 Howell Branch Road
Winter Park, Florida  32792

Indian River County:
--------------------

Vero Beach Loan Production Office                Month-to-Month lease
5070 North highway A1A, Suite 216
Vero Beach, Florida 32963

Lee County:
-----------

Bonita Springs                                   June 30, 1998
Loan Production Office
24830 Burnt Pine Drive, Suite 2
Bonita Springs, Florida  34134

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Lee County  (cont'd)
----------------------------
Ft. Myers Loan Production Office                 October 31, 1998
12681 New Brittany Blvd.
Ft. Myers, Florida  33907

Cape Coral Loan Production Office                April 30, 1998
3501 Del Prado Blvd., Suite 302
Cape Coral, Florida

Hillsborough County:
--------------------

Tampa Loan Production Office                     November 30, 1998
3802 Ehrlich Road, Suite 108
Tampa, Florida  33624

Palm Beach County:
------------------

West Palm Beach Loan Production Office           August 31, 1999
1645 Palm Beach Lakes Blvd., Suite 480
West Palm Beach, Florida  33401

Boca Raton Loan Production Office                Month-to-Month lease
5355 Town Center Road, Suite 301
Boca Raton, Florida  33846

Other Florida Facilities:
-------------------------

Warehouse                                        February 15, 2000
2718 24th Street North
St. Petersburg, Florida  33713

Warehouse - Midstate                             Month-to-Month lease
3215 13th Street, Units 13 & 19
St. Cloud, Florida 34769

Republic Bank Center                             Facility Owned
1432 66th Street North
St. Petersburg, Florida 33710

Republic Bank Center Annex                       October 31, 2012
1500 66th Street North
St. Petersburg, Florida 33710

Location                                         Ownership/Lease Expiration Date
--------                                         -------------------------------
Boston, Massachusetts:
---------------------

Boston Loan Production Office                    July 31, 2000
137 Newbury Street
Boston, Massachusetts 02116

Atlanta, Georgia

Satellite Loan Production Office                 Month-to-Month lease
1349 West Peachtree Street
Two Midtown Plaza
Atlanta, Georgia  30309

Virginia Beach, Virginia:
-------------------------

Satellite Loan Production Office                 Month-to-Month lease
1206 Laskin Road
Birdneck Executive Centre, Suite 201E
Virginia Beach, Virginia  23451

Irvine, California:
-------------------

Loan Production Office                           April 1, 1998
University Towers
Suites 19 and 28
Irvine, California  92612

Loan Production Office                           April 30, 1998
199 Campus Drive, Suite G
Irvine, California  92612

ITEM 3.      LEGAL PROCEEDINGS

The Company is a party to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

TRADING MARKET

The Company's Common Stock is currently traded on the Nasdaq National Market under the symbol "REPB." The table below sets forth, the high, low and closing bid information for the Common Stock as regularly quoted on the Nasdaq National Market for the periods indicated.

                                                                      High             Low           Closing
                                                                      ----             ---           -------
         Quarter ended March 31, 1996                                14 1/4           13 1/4         13 3/8
         Quarter ended June 30, 1996                                 14 15/16         12 1/4         12 5/16
         Quarter ended September 30, 1996                            12 7/8           11 3/4         12 7/8
         Quarter ended December 31, 1996                             15 1/2           13 5/8         15 1/8
         Quarter ended March 31, 1997                                16               14             15 1/2
         Quarter ended June 30, 1997                                 18 1/2           17 1/4         17 1/4
         Quarter ended September 30, 1997                            27 5/8           16 7/8         26 3/8
         Quarter ended December 31, 1997                             27 7/8           23 3/4         26 1/2


These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

STOCKHOLDERS

As of December 31, 1997, the Company had approximately 2,137 beneficial owners of the Common Stock.

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

As a federally-chartered thrift institution, the Savings Bank will be subject to the OTS's regulations applicable to the payment of dividends and other capital distributions by savings associations. Under these regulations, a thrift that is well-capitalized (i.e., has risk-based capital of 10% or more, Tier 1 Capital of 5% or more and Tier 1 risk-based capital of 6% or more), both before and after the proposed distribution, and that has not been designated by the OTS as being "in need of more than normal supervision" may distribute in a calendar year the greater of (i) 100% of net income for the current calendar year plus 50% of its "capital surplus" or (ii) 75% of its net income over the most recent four quarters. The percentages of income that may be distributed are lower for thrifts that are adequately capitalized. It is the Company's intention to maintain the Savings Bank at a well-capitalized level such that it will be able to upstream to the Company as much of its net income as is not required for the thrift's current operations and future growth.

Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized. See Item 1. "Business -- Supervision and Regulation -- Payment of Dividends."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1994, 1995, 1996, and 1997, the seven-month period ended December 31, 1993, and the five-month period ended May 31, 1993 were derived from the audited consolidated financial statements. The FFO Merger, completed on September 19, 1997, was accounted for as a corporate reorganization in which the majority stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. This accounting treatment required that all prior period financial information be restated as if the FFO Merger had been completed in those previous years. The Company's financial information will differ, in some cases substantially, from financial information presented prior to completion of the FFO Merger. Financial data at and for the period ended May 31, 1993, is not restated to reflect the FFO merger as the change in control did not occur until May 28, 1993. Comparison of financial results presented herein to financial information in the Company's previously-issued financial reports may be misleading. In light of the significant mark-to-market adjustments and other adjusting entries to its financial statements that were made following the change in control, management believes that the usefulness of comparisons between (i) the financial statements and the financial data derived therefrom as of the dates and for the periods prior to June 1, 1993, and (ii) the financial statements and the financial data derived therefrom as of the dates and for the periods since June 1, 1993, may be limited. In addition, subsequent to consummation of the initial public offering and the Purchase and Assumption in December 1993, the Company has operated in a significantly different manner from that which it had previously operated. Accordingly, the financial results for periods prior to the Purchase and Assumption differ significantly from periods since then. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information presented elsewhere.

                   [Balance of page intentionally left blank]

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                    - TABLE 1
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                Years Ended December 31,
                                                              -----------------------------------------------------------
                                                                  1997            1996             1995         1994
                                                              -----------     -----------     -----------     -----------
OPERATING DATA:
--------------
 Interest income                                              $   108,457     $    88,944     $    77,593     $    53,997
 Interest expense                                                  54,923          44,949          40,112          24,423
                                                              -----------     -----------     -----------     -----------
 Net interest income                                               53,534          43,995          37,481          29,574
 Loan loss provision                                                2,628           2,582           2,162             172
                                                              -----------     -----------     -----------     -----------
 Net interest income after loan loss provision                     50,906          41,413          35,319          29,402
 Other noninterest income                                          25,031           6,745           5,353           5,099
 Gain on sale of ORE held for investment                               --           1,207              --              --
 General  and administrative ("G&A") expenses                      57,484          36,829          30,963          23,678
 Merger expenses                                                    1,144              --              --              --
 SAIF special assessment                                               --           4,005              --              --
 Provision for losses on ORE                                          530             111              --              --
 Other noninterest expense                                            273            (490)            902           4,216
 Amort. of goodwill & premium on deposits                             464             491             450           1,269
                                                              -----------     -----------     -----------     -----------
 Net income before income taxes, negative
  goodwill accretion & minority interest                           16,042           8,419           8,357           5,338
 Accretion of negative goodwill                                        --              --           1,578           2,705
                                                              -----------     -----------     -----------     -----------
 Net income before income taxes & minority interest                16,042           8,419           9,935           8,043
 Income tax (expense) benefit                                      (6,096)         (3,035)         (2,516)           (702)
 Minority interest in income from subsidiary trust                   (701)             --              --              --
 Minority interest in FFO Financial, Inc.                            (674)           (505)           (503)           (131)
                                                              -----------     -----------     -----------     -----------
 Net income                                                   $     8,571     $     4,879     $     6,916     $     7,210
                                                              ===========     ===========     ===========     ===========
 Earnings per share - diluted                                 $      1.21     $      0.74     $      1.10     $      1.28
                                                              ===========     ===========     ===========     ===========
 Weighted average shares outstanding - diluted                  7,301,499       6,626,604       6,261,368       5,632,437
                                                              ===========     ===========     ===========     ===========
 Earnings per share - diluted                                 $      1.40     $      0.83     $      1.26     $      1.48
                                                              ===========     ===========     ===========     ===========
 Weighted average shares outstanding - diluted                  6,128,014       5,857,174       5,491,250       4,868,211
                                                              ===========     ===========     ===========     ===========
 BALANCE SHEET DATA:
 ------------------
 Total assets                                                 $ 1,552,405     $ 1,224,357     $ 1,103,480     $   879,873
 Investment & mortgage backed securities                          108,593         161,357         155,345         101,028
 Loans held for sale                                              151,404          46,593          27,476           7,930
 Loans held in portfolio, net of unearned income                1,149,731         920,782         831,033         680,604
 Allowance for loan losses                                         20,776          18,747          20,048          15,272
 Goodwill & premium on deposits                                     4,855             527           1,017             820
 Deposits                                                       1,361,312       1,114,907         992,041         794,717
 Stockholders' equity                                              95,531          68,178          63,833          47,618
 Book value per share (dollars)                                     12.27           10.32            9.65            8.16
SELECTED FINANCIAL RATIOS:
-------------------------
 Return on average assets                                            0.63%           0.43%           0.68%           0.90%
 Return on average equity                                           11.44            7.41           12.62           16.73
 Equity to assets                                                    6.15            5.57            5.78            5.41
 Equity to assets minority interest in preferred subsidiary          8.01            5.57            5.78            5.41
 Net interest spread                                                 3.71            3.63            3.65            3.87
 Net interest margin                                                 4.18            4.02            3.95            4.06
 G & A expense to average assets                                     4.26            3.21            3.06            2.95
 G & A efficiency ratio                                             73.17           72.58           72.29           68.29
 Loan/deposit ratio                                                 84.46           82.59           83.77           85.64
 Nonperforming loans to loans                                        2.36            2.12            2.18            2.44
 Nonperforming assets to total assets                                2.20            2.27            2.78            3.96
 Loan loss allowance to loans                                        1.81            2.04            2.40            2.24
 Loan loss allowance to nonperforming loans:
     Originated portfolio                                           93.66           73.15          106.51          177.30
     March 1995 purchase                                           373.91          488.78          647.83             N/A
     Crossland portfolio                                           421.88          126.12           41.77           23.73
     Other purchased portfolios                                     22.28           89.80           41.84           82.99
     Total portfolio loans                                          76.51           96.03          110.73           91.98
OTHER DATA (AT PERIOD-END):
--------------------------
     Number of branches                                                45              43              43              31
     Number of full time equivalent employees                       1,045             795             573             451

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                    - TABLE 2
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Seven Months Ended                   Five Months Ended
                                                        December 31, 1993                        May 31, 1993
                                                  ----------------------------         -----------------------
OPERATING DATA:
--------------
Interest income                                                    $    11,885                     $     4,848
Interest expense                                                         5,120                           1,970
                                                                   -----------                     -----------
Net interest income                                                      6,765                           2,878
Loan loss provision                                                      3,222                             379
                                                                   -----------                     -----------
Net interest income after loan loss provision                            3,543                           2,499
Other noninterest income                                                                                   743
General and administrative (G&A) expenses                                6,481                           2,699
Provision for losses on ORE                                                 --                           1,214
Other noninterest expense                                                  331                             443
                                                                   -----------                     -----------
Net income before income taxes, negative
    goodwill accretion & minority interest                              (1,592)                         (1,114)
Accretion of negative goodwill                                           1,578                              --
                                                                   -----------                     -----------
Net income  before income taxes &

   minority interest                                                       (14)                         (1,114)
Income tax (expense) benefit                                             2,844                              --
Minority interest in FFO                                                  (197)                             --
                                                                   -----------                     -----------
   Net income                                                      $     2,633                     $    (1,114)
                                                                   ===========                     ===========

Earnings(loss) per share-diluted                                   $      1.01                     $     (1.00)
                                                                   ===========                     ===========
Weighted average shares outstanding-diluted                          2,594,923                       1,117,192
                                                                   ===========                     ===========
Earnings(loss) per share-basic                                     $      1.10                     $     (1.11)
                                                                   ===========                     ===========
Weighted average shares outstanding-basic                            2,398,066                       1,002,794
                                                                   ===========                     ===========
BALANCE SHEET DATA:
------------------
Total assets                                                       $   780,711                     $   168,741
Investment and mortgage backed securities                               74,042                          27,433
Loans held for sale                                                     11,346                              --
Loans held in portfolio, net of unearned income                        479,600                         111,292
Allowance for loan losses                                               15,872                           1,866
Deposits                                                               705,584                         153,660
Negative goodwill                                                        4,283                           5,861
Stockholders' equity                                                    34,003                           8,058
Book value per share (dollars)                                            6.11                             N/A
SELECTED FINANCIAL RATIOS:
-------------------------
Return on average assets                                                  0.97%                          (1.61)%
Return on average equity                                                 36.97                          (21.75)
Equity to assets                                                          4.36                            4.78
Net interest spread                                                       3.88                            4.21
Net interest margin                                                       4.30                            4.66
G&A expense to average assets                                             2.38                            6.28
G&A efficiency ratio                                                     76.77                           74.54
Loan/deposit ratio                                                       67.97                           72.43
Nonperforming loans to loans                                              4.03                            2.27
Nonperforming assets to total assets                                      5.66                            5.89
Loan loss allowance to loans                                              3.31                            1.68
Loan loss allowance to nonperforming loans:

      Originated portfolio                                              129.06                           73.03
      CrossLand portfolio                                                39.88                             N/A
      Total portfolio loans                                              82.20                           73.03

OTHER DATA (AT PERIOD-END):
--------------------------
Number of branches                                                          29                               7
Number of full time equivalent employees                                   373                              96

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The FFO Merger, completed on September 19, 1997, was accounted for as a corporate reorganization in which the majority stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The accounting treatment required that all prior period financial information be restated as if the FFO Merger had been completed in those previous years. Therefore, the management's Discussion and Analysis has been revised to incorporate those restatements. The following discussion and analysis of the Company's balance sheets and statements of operations should be read in conjunction with Item 6. "Selected Consolidated Financial Data" and the Consolidated Financial Statements and the related notes included elsewhere therein.

YEARS ENDED DECEMBER 31, 1997 AND 1996

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1997 AND 1996

OVERVIEW
Total assets of the Company were $1.6 billion at December 31, 1997, and $1.2 billion at December 31, 1996, an increase of $328 million. This increase was primarily the result of the Company's acquisition of Firstate, growth in volume of loans originated for portfolio and for sale, the Company's purchase of $75.0 million of residential loans from the FDIC in July 1997 (the "July 1997 Purchase"). The growth was primarily funded through an increase in deposits and the completion of an offering by RBI Capital Trust I, a wholly-owned subsidiary of the Company, of $28 million of cumulative trust preferred securities.

INVESTMENT AND MORTGAGE-BACKED SECURITIES
Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $108.6 million at December 31, 1997, compared to $161.4 million at December 31, 1996, as decrease of $52.8 million. The Company has recorded all its purchased investment and mortgage-backed securities as of December 31, 1997, as "available for sale" and all mortgage-backed securities resulting from securitization of the Company's loans as trading securities. The Company has also included in the trading asset category the excess spread on mortgage servicing rights, which amounted to $2.1 million at year-end 1997, $8.7 million of securities purchased from the Company's securitization of High LTV Loans in December 1997 and the $8.2 million residual interest in cash flows from that securitization. The Company has recorded these assets at their fair market value. The Company recorded $1.3 million in net gains on $150.7 million in investments and mortgage-backed securities of which $30.7 million were obtained through the Firstate Acquisition.

LOANS AND LOANS HELD FOR SALE
Total loans held for portfolio were $1.1 billion at December 31, 1997, and $920.8 million at December 31, 1996, an increase of $229.0 million. One-to-four family first lien residential loans increased by $149.9 million, primarily as a result of the $75.0 million July 1997 Purchase and $24.8 million of residential loans from the Firstate Acquisition. Commercial real estate loans were $398.7 million, and $344.2 million, respectively, at December 31, 1997 and 1996, respectively.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses amounted to $20.8 million at December 31, 1997, compared with $18.7 million at December 31, 1996. At December 31, 1997, the allowance for loan losses included $13.9 million allocated to loans originated by the Company, $3.5 million allocated to the March 1995 Purchase, $1.0 million allocated to loans purchased from CrossLand , $1.0 million allocated to the July 1997 Purchase, and $1.4 million allocated to other loan purchases. Other activity to the allowance in 1997 included $2.6 million of provisions for loan losses (based generally on the growth in the loan portfolio), $769,000 of loan charge-offs (net of recoveries), $39,000 reallocated from loan discounts to the allowance and $132,000 in allowances obtained through the Firstate Acquisition. The net charge-off amount for the period included $115,000 assessed against the allowance for loan losses on loans allocated to the March 1995 Purchase as properties securing certain nonperforming loans in that purchase were acquired through foreclosure and recorded at their fair value.

NONPERFORMING ASSETS
Nonperforming assets amounted to $34.2 million or 2.20% of total assets at December 31, 1997, compared with $27.8 million or 2.27% of total assets at December 31, 1996. Nonperforming loans totaled $27.0 million at December 31, 1997, an increase of $7.6 million from December 31, 1996. This increase was primarily the result of a $1.6 million increase in one-to-four residential nonperforming loans which were purchased from the FDIC in July, $1.0 million increase in other residential loans purchased, $2.2 million increase in originated residential loans, $1.1 million in commercial real estate and multifamily loans and $1.3 million in Small Business Association ("SBA") claims receivable. Other real estate decreased by $1.3 million from $8.3 million at December 31, 1996, to $7.0 million at December 31, 1997. This improvement was primarily the result of sales of $3.6 million of ORE properties at an aggregate net gain of $109,000, which exceeded the amount of foreclosures on properties.

DEPOSITS
Total deposits were $1.4 billion at December 31, 1997, compared with $1.1 billion at December 31, 1996, an increase of $246.4 million. Excluding the Firstate Acquisition, which comprised $67.9 million in deposits at year-end 1997, total deposits would have increased by $178.5 million. Compared with December 31, 1996, retail and commercial checking balances increased by $64.5 million and certificates of deposit increased by $181.9 million.

MINORITY INTEREST IN MANDATORILY-REDEEMABLE SECURITIES OF SUBSIDIARY TRUST
On May 29, 1997, the Company formed RBI Capital Trust 1 ("RBI Capital"), a wholly-owned subsidiary of the Company, to issue Cumulative Trust Preferred Securities (the "Preferred Security or Securities") to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI Capital issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI Capital invested the proceeds in junior subordinated debt of the Company which had an interest rate of 9.10%. The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank.

MINORITY INTEREST IN FFO
The FFO Merger, which was accounted for as a corporate reorganization, required the restatement of periods prior to the September 19, 1997, merger date as if the FFO Merger had been completed in prior years. A portion of FFO's net income was allocated to FFO's minority shareholders. The cumulative amount of that allocation is reflected on the balance sheet as a minority interest in FFO.

CONVERTIBLE SUBORDINATED DEBT
On December 27, 1996, the Company issued $6 million in convertible subordinated debentures (the "Debentures") at a fixed rate of 6.00%, interest payable semi-annually with a maturity of December 1, 2011. Under the terms of the indenture the Company had the right to redeem, without payment of a premium, the all or any of the Debentures if the closing price of the Company Common Stock equals or exceeds 130% of the conversion price, which was $17.78514, for not less than 20 consecutive trading days. During September 1997, the closing price of the common stock remained above that price for the requisite number of consecutive trading days. The Company then exercised its option to redeem all of the outstanding debentures on December 1, 1997. All of the holders elected to convert their debentures back into the issuance of 336,000 shares of Common Stock.

STOCKHOLDERS' EQUITY
Stockholders' equity was $95.5 million at December 31, 1997, or 6.15% of total assets, compared to $68.2 million or 5.57% of total assets at December 31, 1996. At December 31, 1997, the Bank's Tier 1 ("Leverage") Capital ratio was 7.07%, its Tier 1 Risk-Based Capital ratio was 10.25%, and its Total Risk-Based Capital ratio was 11.52%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's ratios were 6.94%, 10.05%, and 11.66%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997 AND
1996

OVERVIEW
Net income for the year ended December 31, 1997, was $8.6 million, or $1.21 per share, compared with $4.9 million, or $0.74 per share, for the same period in 1996. Pretax net income before minority interest reductions for the Company included $13.2 million from commercial banking activities and $2.8 million from the Company's mortgage banking operation which began in April 1996. Return on average assets for the year ended December 31, 1997, was .63%, compared with
 .43% for the same period in 1996, while the return on average equity was 11.44%, compared with 7.41% for the same period in 1996.

BUSINESS SEGMENT INFORMATION
The Company's operations are divided into two business segments; commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operate through a separate division of the Bank, include originating and purchasing mortgage loans for sale or securitization. The Bank provides support for its mortgage banking division in areas such as secondary marketing, data processing and financial management. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the years ended December 31, 1997 and 1996. The Company has elected to report its business segments without allocation of income taxes and minority interests.

                              BUSINESS SEGMENT DATA
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                ($ IN THOUSANDS)


                                                              1997                                         1996
                                          -------------------------------------------   ------------------------------------------
                                          Commercial        Mortgage      Company       Commercial        Mortgage         Company
                                            Banking          Banking        Total         Banking         Banking           Total
                                          -----------       ---------   ----------      ----------       ----------     -----------
TOTAL ASSETS (AT PERIOD-END)              $ 1,401,001       $151,404    $1,552,405     $ 1,177,764       $   46,593     $ 1,224,357

OPERATING DATA:
Interest income                                99,327          9,130       108,457          87,473            1,471          88,944
Interest expense                               50,772          4,151        54,923          43,986              963          44,949
                                          -----------       --------    ----------     -----------       ----------     -----------
et interest income                             48,555          4,979        53,534          43,487              508          43,995
Loan loss provision                             2,628             --         2,628           2,582               --           2,582
                                          -----------       --------    ----------     -----------       ----------     -----------
Net interest income after
       loan loss provision                     45,927          4,979        50,906          40,905              508          41,413
Other noninterest income                        9,728         15,303        25,031           5,671            1,074           6,745
Gain on sale of ORE held  for investment           --             --            --           1,207               --           1,207
General and administrative
(G & A) expenses                               40,002         17,482        57,484          34,773            2,056          36,829
Merger expenses                                 1,144             --         1,144              --               --              --
SAIF special assessment                            --             --            --           4,005               --           4,005
Provision for losses on ORE                       530             --           530             111               --             111
Other noninterest expense                         273             --           273            (490)              --            (490)
Amort. of goodwill & premium
     on deposits                                  464             --           464             491               --             491
                                           ----------       --------     ---------     -----------      -----------     -----------
Net income (loss) before income
     before taxes and minority interest    $   13,242       $  2,800        16,042     $    8 ,893      $      (474)          8,419
                                           ----------       --------     ---------     -----------      -----------     -----------
Income tax (expense)                                                        (6,096)                                          (3,035)
Minority interest in income from
    subsidiary trust                                                          (701)                                              --
Minority interest in FFO                                                      (674)                                            (505)
                                                                          --------                                     ------------
Net income                                                                $  8,571                                     $      4,879
                                                                          ========                                     =============

COMMERCIAL BANKING ACTIVITIES

Income from commercial banking activities (before income taxes and minority interests) was $13.2 million for 1997 compared to $8.9 million for 1996, an increase of $4.3 million. Commercial banking results for 1996 included the $4.0 million one-time SAIF Special Assessment while results for 1997 included $1.1 million of expense related to merger activity. Excluding these items, income from commercial banking would have increased $1.4 million or 10.86%.

MORTGAGE BANKING ACTIVITIES

Income from mortgage banking, an activity which began in April 1996, improved from a pre-tax net loss of $474,000 for 1996 to net income of $2.8 million for 1997. Net interest income for this segment increased by $3.5 million from $508,000 in 1996 to $5.0 million in 1997. Noninterest income, primarily gains on sale of loans, increased by $14.2 million from $1.1 million in 1996 to $15.3 million in 1997. The cost of producing mortgage loans for sale also increased substantially, from $2.1 million in 1996 to $17.5 million in 1997.

The primary improvement in the results of operations from mortgage banking was the introduction of the High LTV Loan in the latter part of 1996. Income from the High LTV Loan product was $3.3 million for 1997 while first lien mortgage loans contributed a $518,000 loss to results of operations. A portion of the loss contribution for first lien loans results from continued expansion of mortgage banking activities into products such as construction loans which have an extended period between cost and revenue recognition.

The results of operation for this segment are highly dependent on the Company's ability to sell or securitize its loan production. The inability to complete a sufficient volume of such transactions in an accounting period is likely to cause the results of operation to fluctuate significantly when compared to prior periods.

ANALYSIS OF NET INTEREST INCOME

Net interest income for the year ended December 31, 1997, was $53.5 million, compared with $44.0 million for the same period in 1996. This $9.5 million, or 21.7%, increase was primarily the result of $9.5 million in additional income from increased net interest spread partially offset by a $163,000 increase in interest bearing liabilities over interest earning assets. Interest income was $108.5 million for the year ended December 31, 1997, an increase of $19.5 million from the same period in 1996. For the year ended December 31, 1997, interest expense increased by $10.0 million to $54.9 million from $45.0 million for the same period in 1996. Average asset yield increased 37 basis points from 8.20% for the year ended December 31, 1996, to 8.57% for the same period in 1997 and average earning assets increased $181.2 million from $1.1 billion for the year ended December 31, 1996, to $1.3 billion for the same period in 1997. During this same period, the average cost of interest-bearing liabilities increased 28 basis points from 4.54% to 4.82%. As a result, the Company's net interest spread increased nine basis points to 3.75%. Net interest margin, which includes the benefit of noninterest bearing funds, increased from 4.05% for the year ended December 31, 1996, to 4.23% for the same period in 1997.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1997 and 1996 (in thousands):

                                                                   Years Ended December 31,
                                      -------------------------------------------------------------------------
                                                        1997                                     1996
                                      ------------------------------------   -----------------------------------
                                        Average        Average                   Average       Average
                                        Balance        Interest       Rate       Balance       Interest     Rate
Summary of Average Rates
Interest earning assets:
  Loans, net                          $ 1,094,363  $    97,810       8.94%   $    911,669     $ 78,955      8.65%
  Investment securities                    35,098        2,155       6.14          39,314        2,097      5.33
  Mortgage backed securities               80,348        5,252       6.54          87,224        5,375      6.16
  Trading securities                        1,505           59       3.92              --           --      0.00
  Interest bearing deposits in banks        3,293          158       4.79           6,454          291      4.50
  FHLB stock                                7,918          576       7.28           6,994          512      7.32
  Federal funds sold                       42,351        2,447       5.78          32,085        1,714      5.33
                                    -------------  -----------               ------------     --------

  Total interest-earning assets         1,264,916      108,457       8.57       1,083,740       88,944      8.20
  Non interest-earning assets              72,228                                  46,351
                                    -------------                            ------------
  Total assets                      $   1,337,144                            $  1,130,091
                                    =============                            ============
Interest-bearing liabilities:

  Interest checking                 $     102,173        1,058       1.04    $    104,828        1,283      1.22
  Money market                             33,367          647       1.94          37,778          809      2.14
  Savings                                  41,797        1,058       2.53          66,027        1,189      1.80
  Passbook gold                           222,957       10,901       4.89         142,008        6,689      4.71
  Time deposits                           691,922       38,647       5.59         624,787       34,166      5.47
  FHLB advances                            22,384        1,169       5.22           6,583          365      5.54
  Other borrowings                         25,636        1,443       5.63           8,885          448      5.04
                                    ------------- ------------               ------------    ---------
  Total interest-bearing liabilities    1,140,236       54,923       4.82         990,896       44,949      4.54
  Non interest-bearing liabilities        123,631                                  73,190
  Stockholders' equity                     73,277                                  66,005
                                    -------------                            ------------
  Total liabilities and equity      $   1,337,144                            $  1,130,091
                                    ============= ------------               ============
Net interest income/net interest spread           $     53,534       3.75%                   $  43,995      3.66%
                                                  ============       ====                    =========    ======
Net interest margin                                                  4.23%                                  4.05%
                                                                     ====                                 ======


                                                    Increase (Decrease) Due to(1)
Changes in Net Interest Income                          Volume        Rate          Total
------------------------------
Interest earning assets:
  Loans, net                                         $   13,749    $      5,106   $   18,855
  Investment securities                                    (101)            159           58
  Mortgage backed securities                               (439)            316         (123)
  Trading securities                                         59              --           59
  Interest bearing deposits in banks                       (151)             18         (133)
  FHLB stock                                                 67              (3)          64
  Federal funds sold                                        579             154          733
                                                     ----------    ------------    ---------
   Total change in interest income                       13,763           5,750       19,513
Interest-bearing liabilities:
    Interest checking                                       (35)           (190)        (225)
    Money market                                            (91)            (71)        (162)
    Savings                                                (522)            391         (131)
    Passbook gold                                         3,948             264        4,212
    Time deposits                                         8,841          (4,360)       4,481
    FHLB advances                                           943            (139)         804
    Other borrowings                                        962              33          995
                                                     ----------    ------------   ----------
    Total change in interest expense                     14,046          (4,072)       9,974
                                                     ----------    ------------   ----------
Increase (decrease) in net interest income           $     (283)   $      9,822   $    9,539
                                                     ==========    ============   ==========

(1) Changes in net interest income due to changes in rate and/or volume are calculated at the individual product level (i.e., residential, commercial, etc.). The amounts above represent the sum of the individual amounts.

NONINTEREST INCOME
Noninterest income for the year ended December 31, 1997, was $25.0 million compared with $8.0 million for the same period in 1996, an increase of $17.1 million. This increase is primarily the result of higher income from mortgage banking activities, which increased $14.0 million, and $1.5 million of gains on the sale of portfolio loans. Additional improvements resulted from increases in service fees on deposit accounts of $511,000, gain on redemption of stock in a data processing cooperative of $757,000, and an increase in Generations Gold fee income of $317,000.

The following table reflects the components of noninterest income for the years ended December 31, 1997 and 1996 (in thousands):

                                                               For the Years Ended December 31,
                                                     -----------------------------------------------------
                                                                                                  Increase
                                                      1997                1996                   (Decrease)
                                                     ---------           ---------               ----------
Income from mortgage banking activities           $     15,009        $      1,002               $   14,007
Service charges on deposit accounts                      3,358               2,847                      511
Loan fee income                                          1,394               1,327                       67
Gain on sale of loans, net                               1,491                 144                    1,347
Unrealized gain (loss) on loans held for sale              150                (150)                     300
Gain on sale of securities, net                            544                 457                       87
Net trading account profit (loss)                          764                (196)                     960
Gain on sale of ORE held-for-investment                     --               1,207                   (1,207)
Generations Gold fee income                                517                 200                      317
Merchant charge card processing fees                       265                 108                      157
Foreign exchange income                                     72                  57                       15
Other income                                             1,467                 949                      518
                                                  ------------        ------------              -----------
Total noninterest income                          $     25,031        $      7,952              $    17,079
                                                  ============        ============              ===========

NONINTEREST EXPENSE
Total noninterest expenses for the year ended December 31, 1997, were $59.9 million, compared with $40.9 million for the same period in 1996, an increase of $18.9 million. General and administrative ("G&A") expenses for the year ended December 31, 1997, included in the noninterest expense total, were $57.5 million, compared with $36.8 million for the same period in 1996, an increase of $20.7 million. This increase was primarily the result of increased costs from an overall expansion of the Company's loan production and mortgage banking capabilities.

The following table reflects the components of noninterest expense for the years ended December 31, 1997 and 1996 (in thousands):

                                                            For the Years Ended December 31,
                                                      --------------------------------------------------
                                                                                               Increase
                                                       1997                1996               (Decrease)
                                                      --------            --------            ----------
Salaries and benefits                              $    27,253          $   18,505             $   8,748
Net occupancy expense                                    8,118               6,381                 1,737
Advertising and marketing                                4,638                 900                 3,738
FDIC and state assessments                                 824               1,606                  (782)
Data processing fees and services                        2,605               2,119                   486
Telephone expense                                        1,421                 917                   504
Legal and professional                                   1,976                 922                 1,054
Postage and supplies                                     5,349               1,634                 3,715
Other operating expense                                  5,300               3,845                 1,455
                                                   -----------         -----------            ----------
G & A expenses                                          57,484              36,829                20,655
Merger expenses                                          1,144                   -                 1,144
SAIF Special Assessment                                      -               4,005                (4,005)
Provision for losses on ORE                                530                 111                   419
ORE expense, net of ORE income                             273                (490)                  763
Amortization of premium on deposits                        464                 491                   (27)
                                                   -----------         -----------            ----------
Total noninterest expense                          $    59,895         $    40,946            $   18,949
                                                   ===========         ===========            ==========

MINORITY INTERESTS
The minority interest reduction from a subsidiary trust, which represents the after-tax cost of borrowings through RBI Capital, was $701,000 for 1997. The minority interest reduction representing the portion of FFO's earnings allocable to its minority shareholders, prior to the merger, was $674,000 for 1997 compared with $505,000 for 1996.

YEARS ENDED DECEMBER 31, 1996 AND 1995

COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1996 AND 1995

OVERVIEW
Total assets of the Company were $1.2 billion at December 31, 1996 and $1.1 billion at December 31, 1995, an increase of $120.9 million. This growth was primarily the result of the expansion of the Company's residential and commercial real estate loan production and mortgage banking capabilities. Total loans increased by $104.2 million from $863.2 million at the end of 1995 to $967.4 million at the end of 1996. Total deposits increased by $108.0 million from $992.0 million at year-end 1995 to $1.1 billion at year-end 1996.

INVESTMENT AND MORTGAGE-BACKED SECURITIES
The Company's investment securities consisted of U.S. Treasury Bills and Notes. Mortgage-backed securities amounted to $82.9 million including $15.3 million held to maturity, $62.0 million available for sale and $5.5 million as trading.

LOANS AND LOANS HELD FOR SALE
Total loans at December 31, 1996, included $920.8 million of loans held for portfolio and $46.6 million held for sale, a total of $967.4 million. At December 31, 1995, these amounts were $835.7 million and $27.5 million, respectively. The $85.0 million increase in total portfolio loans was primarily comprised of a $45.0 million increase in commercial real estate loans to $224.7 million (24.4% of total loans), and a $33.7 million increase in other real estate-secured loans. At December 31, 1996, loans secured by first liens on real estate constituted 92.3% of the total loan portfolio. Commercial (business) loans not secured by real estate increased $4.3 million while consumer loans increased $7.8 million. Residential loan sales for 1996 amounted to $132.5 million and totaled $8.9 million for 1995.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses amounted to $18.7 million at December 31, 1996, compared to $20.0 million at December 31, 1995. The total amount of loans for determining the adequacy of the allowance includes $645.3 million of loans originated by the Company and purchased loans amounting to $275.5 million.

The Company made various loan purchases totaling $157.4 million during 1994, $102.3 million during 1995 and $8.2 million in 1996. The Company allocated a portion of the discount on its purchased loans to the allowance in amounts consistent with loan loss allowance policy guidelines and recorded the remainder as an unearned discount to be accredited to income as a yield adjustment. In 1995 such allocation included $7.2 million related solely to the March 1995 Purchase. Subsequently, the principal balance of the March 1995 Purchase had declined to $39.9 million and losses on certain nonperforming loans in this pool had reduced the allowance allocated to this purchase to $5.9 million. The Company's history of administering this loan purchase indicates that the expected loss rate on the remaining loans in this portfolio will be less than the amount remaining in the allowance. Consequently, the Company reallocated $1.5 million from the allowance to unearned discount in the fourth quarter of 1996, reducing the December 31, 1996 allowance allocated to the March 1995 Purchase to $4.4 million. The overall allowance at year-end 1996 of $18.7 million also included $1.0 million allocated to loans purchased from Crossland, $1.8 million allocated to other loan purchases and $11.5 million allocated to originated loans.

Activity to the allowance during 1996 included $2.6 million provision for loan losses, loan charge-offs (net of recoveries) of $2.2 million, and $1.7 million allocated from the allowance to unearned discount. The net charge-off amount for 1996 included $1.0 million assessed against the allowance for loans acquired in the March 1995 Purchase as properties securing certain nonperforming loans which were purchased at a substantial discount, were acquired through foreclosure and recorded at their fair value. At December 31, 1996, the amount of unearned discount on purchased loans not allocated to allowance totaled $4.7 million.

NONPERFORMING ASSETS
Nonperforming assets amounted to $27.8 million, or 2.27% of total assets, at December 31, 1996, compared with $30.7 million, or 2.78% of total assets, at December 31, 1995. Nonperforming loans totaled $19.5 million at the end of 1996, an increase of $1.4 million from the prior year-end total of $18.1 million. The ratio of nonperforming loans to total loans declined from 2.18% at the end of 1995 to 2.12% at year-end 1996. Nonperforming loans at December 31, 1996 and 1995, included troubled debt restructurings of $1.1 million and $1.0 million, respectively. ORE acquired through foreclosure decreased by $4.2 million from $12.5 million at the end of 1995 to $8.3 million at year-end 1996.

DEPOSITS
Total deposits were $1.1 billion at December 31, 1996, compared with $992.0 million at the prior year-end, an increase of $108.0 million. Passbook savings accounts offered to higher-balance customers at a premium rate of 5.0% increased by $156.5 million. The Company reduced its reliance on time deposits through a less aggressive pricing strategy which resulted in $41.2 million decline in certificates of deposits and a decline in other interest-bearing balances of $7.4 million. At December 31, 1996, jumbo ($100,000 and over) deposits totaled $62.5 million or 5.6% of total deposits. There were no brokered deposits.

CONVERTIBLE SUBORDINATED DEBT
In December 1996, the Company completed a private offering of $6.0 million of the 6.0% Convertible Subordinated Debentures (the "Debentures"). The proceeds were used to increase the capital of the Bank. The Debentures were convertible by the holder at any time prior to maturity into shares of Common Stock at a conversion price of $17.85714 per share (equivalent to a conversion rate of 56 shares per $1,000 principal amount of Debentures). The Debentures were sold at par and the Company incurred $213,000 in expenses associated with the offering. The Company had the right to redeem the Debentures beginning in 2001 at 106% of face value, with the premium declining 1% per year thereafter and without any premium if the price of the Company Common Stock equals or exceed 130% of the conversion price for not less than 20 consecutive trading days. In November 1997, the Company exercised its right to redeem all the Debentures on December 1, 1997 (the "Redemption Date"). Prior to the Redemption Date, the holders of all the Debentures exercised their right to conversion of the Debentures into a total of 336,000 shares of Common Stock.

STOCKHOLDERS' EQUITY
Stockholders' equity of the Company was $68.2 million at December 31, 1996, or 5.57% of total assets, compared with $63.8 million, or 5.78% of total assets, at December 31, 1995. At December 31, 1996, the Company and the Bank's capital ratios were all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized."

COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1996 AND 1995

OVERVIEW
Consolidated net income for 1996 was $4.9 million, or $.74 per share, compared with $6.9 million, or $1.10 per share, for 1995. Consolidated net income excluding the Savings Association Insurance Fund ("SAIF") special assessment would have been $7.4 million, or $1.11 per share, for 1996 as compared with $5.3 million, or $.85 per share, for 1995, excluding negative goodwill accretion.

ANALYSIS OF NET INTEREST INCOME
Net interest income for 1996 was $44.0 million compared to $37.5 million for 1995. This $6.5 million or 17.4% increase, was primarily the result of additional income from balance sheet growth. Interest income was $88.9 million for 1996, an increase of $11.4 million over 1995. During the same period, interest expense increased by $4.8 million from $40.1 million for 1995 to $44.9 million for 1996. Asset yield decreased three basis points from 8.23% for 1995 to 8.20% for 1996 and average earning assets increased $140.4 million. The average cost of interest-bearing liabilities decreased one basis point from 4.55% to 4.54%. Net interest spread decreased two basis points from 3.68% for 1995 to 3.66% for 1996 but net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.98% for 1995 to 4.05% for 1996.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the years ended December 31, 1996 and 1995 (in thousands):

                                                                         Years Ended December 31,
                                               ---------------------------------------------------------------------------
                                                              1996                                    1995
                                               ------------------------------------   ------------------------------------
                                                 Average     Average                    Average       Average
                                                  Balance    Interest         Rate      Balance       Interest       Rate
                                               ----------  ----------         ----      ------        --------       ----
Summary of Average Rates
------------------------
Interest earning assets:

  Loans, net                                   $  911,669  $   78,955          8.65%  $  778,769    $   67,769       8.67%
  Investment securities                            39,314       2,097          5.33       54,898         3,171       5.78
  Mortgage backed securities                       87,224       5,375          6.16       45,174         2,869       6.35
  Trading securities                                   --          --          0.00           --            --       0.00
  Interest bearing deposits in banks                6,454         291          4.50        6,316           272       4.30
  FHLB stock                                        6,994         512          7.32        5,641           418       7.40
  Federal funds sold                               32,085       1,714          5.33       52,536         3,117       5.88
                                               ----------  ----------                 ----------    ----------

  Total interest-earning assets                 1,083,740      88,944          8.20      943,334        77,593       8.23
  Non interest-earning assets                      46,351                                 62,584
                                               ----------                             ----------
  Total assets                                 $1,130,091                             $1,005,918
                                               ==========                             ==========
Interest-bearing liabilities:

  Interest checking                            $  104,828       1,283          1.22   $   96,713         1,522       1.57
  Money market                                     37,778         809          2.14       58,987         1,736       2.94
  Savings                                          66,027       1,189          1.80       65,722         1,596       2.43
  Passbook gold                                   142,008       6,689          4.71       61,102         2,599       4.25
  Time deposits                                   624,787      34,166          5.47      592,541        32,369       5.46
  FHLB advances                                     6,583         365          5.54        2,705           163       6.03
  Other borrowings                                  8,885         448          5.04        3,304           127       3.85
                                               ----------   ---------                 ----------    ----------
  Total interest-bearing liabilities              990,896      44,949          4.54      881,074        40,112       4.55
  Non interest-bearing liabilities                 73,190                                 58,838
  Stockholders' equity                             66,005                                 66,006
                                               ----------                             ----------
  Total liabilities and equity                 $1,130,091                             $1,005,918
                                               ==========  ----------                 ==========
Net interest income/net interest spread                    $   43,995          3.66%                $   37,484       3.68%
                                                           ==========    ==========                 ==========       ====
Net interest margin                                                            4.05%                                 3.98%
                                                                         ==========                                  ====

                                                                  Increase (Decrease) Due to (1)
Changes in Net Interest Income                          Volume              Rate              Total
------------------------------
Interest earning assets:
  Loans, net                                        $     10,317        $    892            $ 11,209
  Investment securities                                     (662)           (412)             (1,074)
  Mortgage backed securities                               2,594             (88)              2,506
  Trading securities                                           -               -                   -
  Interest bearing deposits in banks                           7              12                  19
  FHLB stock                                                  99              (5)                 94
  Federal funds sold                                      (1,108)           (295)             (1,403)
                                                    ------------        --------            --------
   Total change in interest income                        11,247             104              11,351
Interest-bearing liabilities:
    Interest checking                                        124            (363)               (239)
    Money market                                            (526)           (401)               (927)
    Savings                                                   12            (419)               (407)
    Passbook gold                                          3,784             306               4,090
    Time deposits                                         14,175         (12,378)              1,797
    FHLB advances                                            222             (20)                202
    Other borrowings                                         249              72                 321
                                                    ------------       ---------            --------
    Total change in interest expense                      18,040         (13,203)              4,837
                                                    ------------       ---------            --------
Increase (decrease) in net interest income                (6,793)         13,307               6,514
                                                    ============       =========            ========

(1) Changes in net interest income due to changes in rate and/or volume are calculated at the individual product level (i.e., residential, commercial, etc.). The amounts above represent the sum of the individual amounts.

NONINTEREST INCOME
Noninterest income for 1996 was $8.0 million compared with $5.4 million for 1995, an increase of $2.6 million. The gain on sale of the former headquarters building accounted for $1.2 million of the increase. Income from the Company's expanded mortgage banking activities increased $1.0 million, service fees on deposit accounts and Generations Gold fee income increased $383,000, loan service and other ancillary fees increased $308,000, and net gains on sale of investments increased $364,000. Other sources of income increased $380,000 and merchant charge card processing fees, a program which has been discontinued, declined $425,000.

The following table reflects the components of noninterest income for the years ended December 31, 1996 and 1995 (in thousands):


                                                                        For the Years
                                                                      Ended December 31,
                                                                                                 Increase
                                                           1996              1995               (Decrease)
                                                          ------            ------              ----------
Income from mortgage banking activities             $    1,002         $        --             $   1,002
Service charges on deposit accounts                      2,847               2,664                   183
Loan fee income                                          1,327               1,019                   308
Gain on sale of loans, net                                 144                 210                   (66)
Unrealized loss on loans held for sale                    (150)                 --                  (150)
Gain on sale of securities, net                            457                  93                   364
Net trading account profit (loss)                         (196)                229                  (425)
Gain on sale of ORE held-for-investment                  1,207                  --                 1,207
Generations Gold fee income                                200                  --                   200
Merchant charge card processing fees                       108                 533                  (425)
Foreign exchange income                                     57                  36                    21
Other income                                               949                 569                   380
                                                   ------------       ------------             ---------
Total noninterest income                           $     7,952        $      5,353             $   2,599
                                                   ===========        ============             =========

NONINTEREST EXPENSE
Total noninterest expenses for 1996 were $40.9 million compared with $32.3 million for the same period in 1995, an increase of $8.6 million. Noninterest expenses for 1996 include a $4.0 million charge for the one-time SAIF Special Assessment (See "Business - Supervision and Regulation - Regulation of the Bank and the Proposed Savings Bank"). G & A expenses for 1996, included in the noninterest expense total, were $36.8 million compared with $30.9 million, an increase of $5.9 million. The increase was primarily the result of expanding the Company's mortgage banking activities and related administrative support units.

The following table reflects the components of noninterest expense for the years ended December 31, 1996 and 1995 (in thousands):

                                                                       For the Years
                                                                     Ended December 31,
                                                        --------------------------------------------------
                                                                                                 Increase
                                                            1996              1995              (Decrease)
                                                           ------            ------             ----------
Salaries and benefits                                   $  18,505       $    15,294             $   3,211
Net occupancy expense                                       6,381             5,025                 1,356
Advertising and marketing                                     900               738                   162
FDIC and state assessments                                  1,606             2,212                  (606)
Data processing fees                                        2,119             1,716                   403
Telephone expense                                             917               736                   181
Legal and professional                                        922               894                    28
Postage and supplies                                        1,634             1,227                   407
Other operating expense                                     3,845             3,121                   724
                                                        ---------       -----------             ---------
Total G & A expenses                                       36,829            30,963                 5,866
Merger expenses                                                --                --                    --
SAIF special assessment                                     4,005                --                 4,005
Provision for losses on ORE                                   111               240                  (129)
ORE expense, net of ORE income                               (490)              662                (1,152)
Amortization of premium on deposits                           491               450                    41
                                                        ---------       -----------             ---------
Total noninterest expense                               $  40,946       $    32,315             $   8,631
                                                       ==========       ===========             =========

SELECTED QUARTERLY FINANCIAL DATA
Summarized selected quarterly financial information for the years ended December 31, 1997 and 1996 follows (in thousands except share data):

                                                                          1997
                                               ---------------------------------------------------------
                                                 First           Second          Third          Fourth
                                                Quarter          Quarter        Quarter         Quarter
                                                -------          -------        -------         -------
    Interest income                            $ 23,878         $ 25,344       $ 29,464        $ 29,771
    Interest expense                             12,142           12,821         14,721          15,239
                                               --------         --------       --------        --------
       Net interest income                     $ 11,736         $ 12,523       $ 14,743        $ 14,532
                                               ========         ========       ========        ========

       Net income                              $  2,002         $  1,112       $  3,191        $  2,266
                                               ========         ========       ========        ========

        Earnings per share-diluted             $    .30         $    .17       $    .45        $    .29
                                               ========         ========       ========        ========
        Earnings per share-basic               $    .34         $    .19       $    .54        $    .33
                                               ========         ========       ========        ========

                                                                    1996
                                               --------------------------------------------------
                                                 First         Second         Third       Fourth
                                                Quarter        Quarter       Quarter      Quarter
                                                -------        -------       -------      -------
    Interest income                            $ 21,328       $ 21,335      $ 22,065     $ 24,216
    Interest expense                             11,067         10,764        11,279       11,839
                                               --------       --------      --------     --------
       Net interest income                       10,261         10,571        10,786       12,377
                                               ========       ========      ========     ========

       Net income (loss)                       $  1,242       $  1,627      $   (515)    $  2,525
                                               ========       ========      ========     ========


       Earnings (loss) per share-diluted       $    .19       $    .25      $   (.08)    $    .38
                                               ========       ========      ========     ========
       Earnings (loss) per share-basic         $    .21       $    .28      $   (.09)    $    .43
                                               ========       ========      ========     ========

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain of the statements contained in this Annual Report on Form 10-K (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and belief presented under the captions "Letters to Our Stockholders" and "Management's Discussion and Analysis", are forward-looking statements. Forward-looking statements are made based upon management's expectations and belief concerning future development and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1998 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new loan and deposit products, the impact of competitive products, the Company's ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While the Corporation periodically reassesses material trends and uncertainties affecting the Corporation's results of operations and financial condition in connection with its preparation of the stockholders' letter and management's discussion and analysis contained in its Annual Report, the Corporation does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

LIQUIDITY
The Asset/Liability Management Committee ("ALCO") reviews the Company's liquidity, which is its ability to generate sufficient cash to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales of investments, other funds from operations and the Company's capital. The Bank is a member of the FHLB and has the ability to borrow to supplement its liquidity needs.

When the Company's primary sources of funds are not sufficient to meet deposit outflows, loan originations and purchases and other cash requirements, the Company may supplementally borrow funds from the FHLB and from other sources. The FHLB acts as an additional source of funding for banks and thrift institutions that make residential mortgage loans.

FHLB borrowings, known as "advances," are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary in loan portfolio, and the terms and rates charged for FHLB advances vary in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A wide variety of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 1997, the Bank had $35.0 million of outstanding advances from the FHLB. See "Business - Supervision and Regulation - Federal Home Loan Bank System and Liquidity."

At December 31, 1997, the Bank's liquidity ratio, defined as net cash and investments of $275.8 million divided by net deposits and short-term liabilities of $1.4 billion, was 19.8% as compared with 13.42% at December 31, 1996. (The liquidity ratio as of December 31, 1996, has not been recomputed to incorporate FFO Financial, Inc. as of that date.) Net liquid assets were $25.4 million in excess of the amount required by Florida banking regulations.

ASSET/LIABILITY MANAGEMENT
One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures which delegate to ALCO the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve all pricing strategies.

The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or repricing within certain periods, and liabilities maturing or repricing within the same period, is commonly referred to as the "gap" for such period. Controlling the maturity or repricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. "Negative gap" occurs when, during a specific time period, an institution's liabilities are scheduled to reprice more rapidly than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution's interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution's interest expense would decrease more rapidly than its interest income. "Positive gap" occurs when an institution's assets are scheduled to reprice more rapidly than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution's interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution's interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next 12 months.

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

The policy is to maintain a cumulative one-year gap of no more than 15% of total assets. Management attempts to conform to this policy primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations and loan purchases carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and to provide it with the ability to utilize long-term fixed-rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk but such instruments are used to limit the exposure to changes in the value of residential loans held for resale and estimated loan commitments to originate and close fixed rate residential and mortgage loans. However, there continues to be a risk that such loan commitments do not close or are renegotiated in a declining interest rate environment. Management may expand its use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.

The cumulative one-year gap at December 31, 1997, was $115.6 million, or a positive 7.45% (expressed as a percentage of total assets). Management will attempt to moderate any lengthening of the repricing structure of earning assets by emphasizing variable-rate assets and, where appropriate, match-funding longer-term fixed-rate loans with FHLB advances. See "Business -- Sources of Funds."

The following table presents the maturities or repricing of interest-earning assets and interest-bearing liabilities at December 31, 1997. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Repricing of time deposits is based on their scheduled maturities. Based on management's experience in the markets in which the Company operates, statement savings deposits are assumed to reprice at 8.3% of the total balance in the first three months, 25.0% in the four-to-twelve month category, and the remaining 66.7% from one to five years. Passbook savings deposits are assumed to reprice equally over a 24-month period. Repricing of interest checking is assumed to occur at 12.7% of the total balance for every three month interval over a 5-year period and repricing of money market accounts is assumed at 25.0% of the total balance over a 12-month period.


                   [Balance of page intentionally left blank]

                          INTEREST SENSITIVITY ANALYSIS
                                DECEMBER 31, 1997
                                ($ IN THOUSANDS)

                                          0-3 months          4-12 months              1-5 Years             Over 5 Years
                                                   Yield/               Yield/               Yield/                 Yield/
                                       Amount    Rate       Amount    Rate          Amount    Rate          Amount    Rate
                                       ------    ----       ------    ----          ------    ----          ------    ----
Interest-earning assets:
U.S. Treasury securities
  and government agencies      $                 0.00%    $   10,512    5.68%   $                        $   4,024     7.45%
Revenue bonds                              --      --             --      --         1,545     8.60             --       --
Mortgage backed securities              3,961    6.64         69,266    6.65            --       --          2,339     6.77
Trading securities                     16,946    8.60             --      --            --       --             --       --
Federal funds sold                     33,000    5.55                     --            --       --             --       --
Interest bearing deposits
  in banks                                672    5.46             --      --            --       --             --       --
FHLB stock                                 --      --             --      --            --       --          8,148     7.25
Loans held for sale                   110,000   10.78         41,403   10.78
Portfolio loans                       314,265    9.21        285,875    8.27       294,674     8.62        255,187     8.45
                               --------------             ----------            ----------               ---------
Total interest-earning
  assets                       $      478,844    8.96    $   407,056    8.18    $  296,219     8.62      $ 269,698     8.17
Interest-bearing liabilities:
Deposits
  Interest checking            $       13,722    1.09    $    41,166    1.09    $   82,352     1.09      $      --       --
  Money market                          7,593    2.08         22,780    2.08                                    --       --
  Savings                               4,446    1.98         13,338    1.98        35,551     1.98             --       --
  Passbook gold                        19,854    4.88         59,562    4.88       158,852     4.88             --       --
  Time deposits                       175,593    5.44        357,470    5.51       272,823     5.97          2,350     5.80
FHLB advances                          35,000    5.90             --                    --                      --
Obligations under capital leases           30    7.49             90    7.49           184     7.49             --
Repurchase agreements                  19,654    4.99             --                    --                      --
Minority interest in
   consolidated subsidiary                 --                     --                    --
                               --------------            -----------            ----------
Total interest-bearing
  liabilities                  $      275,892    5.06    $   494,406    4.81    $  549,762     4.67      $  31,100     8.64
                               --------------            -----------            ----------               ---------

Excess (deficiency) of interest-
  earning assets over interest-
  bearing liabilities          $      202,952    3.90%   $   (87,350)   3.37%   $ (253,543)    3.95%      $238,598    (0.47)%
                               ==============   =====    ===========    ====    ==========     ====       ========    =====

Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities                  $      202,952    3.90%   $   115,602    3.70%   $ (137,941)    3.80%      $100,657     3.61%
                               ==============   =====    ===========    ====    ==========     ====       ========    =====

Cumulative excess (deficiency)
  of interest-earning assets
  over interest-bearing
  liabilities as a percent
  of total assets                               13.07%                  7.45%                 (8.89)%                  6.48%
                                                =====                   ====                  =====                   =====

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided at pages ___ through ____ within the Consolidated Financial Statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such items to report.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY AND BANK

The information relating to the Directors of the Company and Bank appears on pages ___ through ____ of the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders under the caption "Nominees for Director" and is incorporated by reference.

SENIOR EXECUTIVE OFFICERS OF THE COMPANY AND BANK

The following list sets forth the name and age of each executive officer of the Company or the Bank and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer's business experience during the past five years and certain other information:

         John W. Sapanski (67)-- Mr. Sapanski has been Chairman of the Board, Chief Executive Officer and President of the Bank since June 1993 and Chairman of the Board, Chief Executive Officer and President of the Company since March, 1996. He has 45 years of banking experience, including service with the Dime Savings Bank in New York, New York, from 1949 to 1987, where he served as President and Chief Operating Officer from 1981 to 1987 and with Florida Federal Savings Bank in St. Petersburg, Florida ("Florida Federal") from 1988 to 1991 where he served as President and Chief Executive Officer from 1988 to 1991. Mr. Sapanski was President and Chief Executive Officer of Florida Federal at the time the Office of Thrift Supervision placed Florida Federal in conservatorship. Mr. Sapanski was retained by the Resolution Trust Corporation (the "RTC"), the conservator for Florida Federal, to assist in managing the institution in conservatorship until it was sold by the RTC to First Union Corporation in August 1991.

         James B. Davis (61)-- President of the Bank's Central Florida Division. Mr. Davis joined the Bank in September 1997 following the Company's acquisition of F.F.O. Financial Group, Inc. ("FFO"), where he served as Chairman of the Board and Chief Executive Officer since its formation in 1988. Mr. Davis was also employed with FFO's subsidiary, First Federal Savings and Loan Association of Osceola County in St. Cloud, Florida, from 1971 to 1997 and as President from 1976 to 1997. He has over 30 years of banking experience, including service with Florida League of Financial Institutions, Broward Federal Savings and Loan Association and Florida Infomanagement Services, Inc. as Chairman of the Board.

         Fred Hemmer (43)-- Mr. Hemmer has served as Senior Executive Vice President of the Bank in charge of Corporate Banking and Special Assets since joining the Bank in 1991. He previously served as Executive Vice President of Rutenberg Corporation, a real estate development company based in Clearwater, Florida, from 1980 to 1991. Mr. Hemmer is a certified public accountant and was employed by Arthur Andersen & Co. from 1976 to 1980. Mr. Hemmer is also a licensed real estate broker and certified general contractor.

         William R. Falzone (50)-- Mr. Falzone has served as Treasurer of the Company since March 1996 and First Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal from 1983 through 1991 where he served as Senior Vice President and Controller and as Director of Financial Services. Most recently, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 20 years of banking experience and is also a certified public accountant.

         John W. Fischer, Jr. (49)-- Mr Fischer has served as Executive Vice President of the Bank in charge of Consumer Banking since December 1993. He has more than 20 years of banking experience in retail branch management and consumer and residential lending. Mr. Fischer formerly served as Regional Marketing Director for Western Reserve Life in Clearwater, Regional Vice President of Great Western Bank in Miami and Executive Vice President/Consumer Financial Services for Florida Federal. Mr. Fischer holds a life, health, annuity and Series 7 securities license.

         Steve McWhorter (36)-- Mr. McWhorter has served as Executive Vice President/Division Director in charge of the Company's mortgage banking division, since April, 1996, having previously served as Regional Manager of FT Mortgage Company since 1992. He has more than 14 years of experience in the mortgage banking industry.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item which appears on pages 7 through 14 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders is incorporated by reference under the caption "Executive Compensation and Benefits" and "Certain Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by items 12 and 13 are incorporated by reference from the Company's Proxy Statement for its 1998 Annual Meeting.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report at pages 49 through 81.

     1.  Financial Statements
         Financial Statements of Republic Bancshares, Inc.
         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements Of Operations, Stockholders' Equity and Cash Flows for: Years Ended December 31, 1997, 1996, and 1995
         Notes to Consolidated Financial Statements
     2.  Financial Statement Schedules

         All required schedules are included in the financial statements or related notes.

(b) No report on Form 8-K has been filed during fiscal year ending December 31, 1997.
(c) Exhibits:

         27.0     Financial Data Schedule(for SEC use only).

                      [This page intentionally left blank]

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and the Board of Directors of Republic Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We did not audit the financial statements of F.F.O. Financial Group, Inc., a company acquired during 1997 in a transaction accounted for as a corporate reorganization, as discussed in Note 1. Such statements are included in the consolidated financial statements of Republic Bancshares, Inc. and reflect total assets and total revenues of 27% and 25%, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for F.F.O. Financial Group, Inc., is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      /s/ ARTHUR ANDERSEN LLP

Tampa, Florida
     March 13, 1998

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 1997 AND 1996
                       ($ in thousands, except par values)

                                                                                                             December 31,
                                                                                                   -------------------------------
                                                                                                         1997               1996
                                                                                                         ----               ----
                                                         ASSETS
                                                         ------
Cash and due from banks                                                                            $    45,998        $    34,109
Interest bearing deposits in banks                                                                         671             11,783
Federal funds sold                                                                                      33,000              8,000
Investment securities:
   Available for sale                                                                                   16,080             74,397
   Trading                                                                                                  --              4,032
Mortgage-backed securities:
   Held  to maturity                                                                                        --             15,343
   Available for sale                                                                                   55,467             62,037
   Trading                                                                                              37,046              5,548
FHLB stock                                                                                               8,148              7,209
Loans held for sale                                                                                    151,404             46,593
Loans, net of allowance for loan losses                                                              1,128,955            902,035
Premises and equipment, net                                                                             33,303             25,039
Other real estate owned acquired through foreclosure, net                                                6,997              8,162
Accrued interest receivable                                                                              9,611              7,160
Goodwill and premium on deposits                                                                         4,855                527
Other assets                                                                                            20,870             12,383
                                                                                                  ------------       ------------
        Total assets                                                                              $  1,552,405       $  1,224,357
                                                                                                  ============       ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                                             ------------------------------------
Liabilities:
   Deposits-
     Noninterest-bearing checking                                                                  $    93,843        $    64,363
     Interest checking                                                                                 137,240             87,639
     Money market                                                                                       30,389             32,665
     Savings                                                                                           291,604            303,932
     Time deposits                                                                                     808,236            626,308
                                                                                                   -----------        -----------
        Total deposits                                                                               1,361,312          1,114,907
   Securities sold under agreements to repurchase                                                       19,654             15,372
   FHLB advances                                                                                        35,000              7,000
   Subordinated debt                                                                                        --              6,000
   Other liabilities                                                                                    12,158              6,479
                                                                                                   -----------        -----------
        Total liabilities                                                                            1,428,124          1,149,758
                                                                                                   -----------        -----------
Company-obligated mandatorily redeemable capital
     securities of subsidiary trust holding soley junior
     subordinated debentures of the Company                                                             28,750                 --
                                                                                                   -----------        -----------
Minority interest in F.F.O. Financial Group, Inc.                                                           --              6,421
                                                                                                   -----------        -----------
Stockholders' equity:

   Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding. Liquidation preference $6,600
     at December 31, 1997 and 1996.)                                                                     1,500              1,500
   Common stock ($2.00 par, 20,000,000 shares authorized, 7,035,886 and
      5,854,414 shares issued and outstanding at  December 31, 1997 and 1996, respectively)             14,072             11,708
   Capital surplus                                                                                      50,322             34,225
   Retained earnings                                                                                    29,155             20,847
   Net unrealized gain (losses) on available-for-sale securities, net of tax effect                        482               (102)
                                                                                                   -----------        -----------
        Total stockholders' equity                                                                      95,531             68,178
                                                                                                   -----------        -----------
        Total liabilities and stockholders' equity                                                 $ 1,552,405        $ 1,224,357
                                                                                                   ===========        ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                    1997           1996           1995
                                                               -----------------------------------------
INTEREST INCOME:
     Interest and fees on loans                                $    97,810    $    78,955    $    67,746
     Interest on investment securities                               2,155          2,097          3,171
     Interest on mortgage-backed securities                          5,252          5,375          2,869
     Interest on trading securities                                     59             --             --
     Interest on federal funds sold                                  2,447          1,714          3,117
     Interest on other investments                                     734            803            690
                                                               -----------    -----------    -----------
                Total interest income                              108,457         88,944         77,593
                                                               -----------    -----------    -----------
INTEREST EXPENSE:
     Interest on deposits                                           52,311         44,136         39,822
     Interest on FHLB advances                                       1,169            365            163
     Interest on subordinated debt                                     392              5             --
     Interest on other borrowings                                    1,051            443            127
                                                               -----------    -----------    -----------
                Total interest expense                              54,923         44,949         40,112
                                                               -----------    -----------    -----------
               Net interest income                                  53,534         43,995         37,481
PROVISION FOR LOAN LOSSES                                            2,628          2,582          2,162
                                                               -----------    -----------    -----------
    Net interest income after provision for possible
              loan losses                                           50,906         41,413         35,319
                                                               -----------    -----------    -----------
NONINTEREST INCOME:
     Income from mortgage banking activities                        15,159            852             --
     Gain on sale of loans                                           1,491            144            210
     Service charges and fees on deposits                            3,358          2,847          2,644
     Loan fee income                                                 1,394          1,327          1,019
     Gain on sale of ORE -- held for investment                         --          1,207             --
     Gain on sale of securities, net                                 1,308            261            322
     Other operating income                                          2,321          1,314          1,138
                                                               -----------    -----------    -----------
               Total noninterest income                             25,031          7,952          5,353
NONINTEREST EXPENSES:
    Salaries and employee benefits                                  27,253         18,505         15,294
    Net occupancy expense                                            8,118          6,381          5,025
    Data processing fees                                             2,605          2,119          1,716
     FDIC and state assessments                                        824          1,606          2,212
    Other operating expense                                         18,684          8,218          6,716
                                                               -----------    -----------    -----------
             Total general and administrative expenses              57,484         36,829         30,963
    Merger expenses                                                  1,144             --             --
    SAIF special assessment                                             --          4,005             --
    Provisions for losses on ORE                                       530            111            240
    ORE expense, net of ORE income                                     273           (490)           662
    Amortization of goodwill & premium on deposits                     464            491            450
                                                               -----------    -----------    -----------
              Total noninterest expenses                            59,895         40,946         32,315
                                                               -----------    -----------    -----------
Income before negative goodwill accretion, income taxes
     and minority interest                                          16,042          8,419          8,357
Negative goodwill accretion                                             --             --          1,578
Income tax provision                                                (6,096)        (3,035)        (2,516)
Minority interest in income from subsidiary trust                     (701)            --             --
Minority interest in F.F.O                                            (674)          (505)          (503)
                                                               -----------    -----------    -----------
              NET INCOME                                       $     8,571    $     4,879    $     6,916
                                                               ===========    ===========    ===========
PER SHARE DATA:
   Net income per common and common equivalent share-diluted   $      1.21            .74    $      1.10
                                                               ===========    ===========    ===========
   Weighted average common and common equivalent shares
     outstanding - diluted                                       7,301,499      6,626,604      6,261,368
                                                               ===========    ===========    ===========
   Net income per common share-basic                           $      1.40    $       .83    $      1.26
                                                               ===========    ===========    ===========
Weighted average common  shares outstanding-basic                6,128,014      5,857,174      5,491,250
                                                               ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                ($ IN THOUSANDS)


                                   PERPETUAL PREFERRED                                                     NET UNREALIZED
                                    CONVERTIBLE STOCK            COMMON STOCK                              GAINS (LOSSES)
                                   ------------------         ------------------                            ON  AVAILABLE
                                   SHARES                     SHARES                  CAPITAL     RETAINED    FOR SALE
                                   ISSUED       AMOUNT        ISSUED      AMOUNT      SURPLUS     EARNINGS    SECURITIES   TOTAL
                                   ------       ------        ------      ------      -------     -------- --------------  -----
BALANCE, DECEMBER 31, 1994          75,000     $ 1,500    5,082,782    $ 10,166      $ 26,843    $  9,577     $  (549)    $47,537

Net income                              --          --           --          --            --       6,918          --       6,918
Net unrealized gains on
   available-for-sale securities,

   net of tax effect                    --          --           --          --            --         --          651         651
Issuance of common stock                --          --      800,000       1,600         7,537         --           --       9,137
Exercise of stock options               --          --        3,170           6            23         --           --          29
Dividends on preferred stock                                                                        (263 )         --        (263)
Net change in minority interest         --          --      (23,200)        (47)         (129)        --           --        (176)
                                    ------      ------    ---------    --------      --------    -------        -----      -------

BALANCE, DECEMBER 31, 1995          75,000       1,500    5,862,752      11,725        34,274     16,232          102      63,833

Net income                              --          --           --          --            --      4,879           --       4,879
Net unrealized loss on
   available-for-sale securities,

   net of tax effect                    --          --           --          --            --         --         (204)       (204)
Dividends on preferred stock            --          --           --          --            --       (264)          --        (264)
Net change in minority interest         --          --       (8,338)        (17)          (49)        --           --         (66)
                                    ------      ------    ---------    --------      --------    -------         ----     -------

BALANCE, DECEMBER 31, 1996          75,000       1,500    5,854,414      11,708        34,225     20,847         (102)     68,178


Net income                              --          --           --          --            --      8,571           --       8,571
Net unrealized gains on
  available-for-sale securities,

  net of tax effect                     --          --           --          --            --         --          584         584
Exercise of stock options               --          --       21,300          43           197         --           --         240
Net change in minority interest         --          --       (2,537)         (5)         (487)        --           --        (492)
Issuance of common stock in
   merger transaction                   --          --      826,709       1,654        11,211         --           --      12,865
Conversion of subordinated

   debentures                           --          --      336,000         672         5,176         --           --       5,848
Dividends on preferred stock            --          --           --          --            --       (263)          --        (263)
                                    ------      ------    ---------    --------      --------    -------         ----     -------
BALANCE, DECEMBER 31, 1997          75,000      $1,500    7,035,886    $ 14,072      $ 50,322    $29,155         $482     $95,531
                                    ======      ======    =========    ========      ========    =======         ====     =======



  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                                                            FOR THE YEARS ENDED
                                                                                  DECEMBER 31,
                                                                        1997         1996         1995
                                                                        ----         ----         -----
OPERATING ACTIVITIES:
Net income                                                          $   8,571    $   4,879    $   6,916
Reconciliation of net income to net cash (used in)
 provided by operating activities:
  Provision for loan and ORE losses                                     3,235        2,693        2,402
  Depreciation and amortization, net                                    5,297       (1,165)         592
  Amortization of premium (accretion) of fair value, net               (3,921)         712       (1,111)
  Gain on sale of loans                                               (16,500)        (996)        (210)
  Gain on sale of investment securities                                  (724)        (457)         (93)
  Gain on sale of other real estate owned                                 (27)      (1,810)         (39)
  Capitalization of mortgage servicing                                 (6,826)      (1,741)           -
  Loss (gain) on disposal of premises and equipment                        14           (2)           -
  Net decrease (increase) in deferred tax benefit                       3,768         (755)         (12)
  Net (increase) decrease in other assets                             (12,324)       1,803       (4,027)
  Net increase (decrease) in other liabilities                          4,554       (1,248)       1,800
                                                                    ---------    ---------    ---------
     Net cash (used in) provided by operating activities              (14,883)       1,919        6,218
                                                                    ---------    ---------    ---------
INVESTING ACTIVITIES:
  Proceeds from excess of deposit liabilities assumed on assets
     acquired, net of cash acquired                                     7,223            -            -
  Proceeds from sales and maturities of:
    Investment securities held to maturity                                  -        7,000       36,526
    Investment securities available for sale                          126,544      109,218       11,727
    Mortgage-backed securities held to maturity                             -       15,455            -
    Mortgage-backed securities available for sale                      50,627        6,393        9,732
    Mortgage-backed securities in trading portfolio                     2,764       13,496            -
  Purchase of investment securities available for sale                (66,771)    (156,036)     (68,187)
  Purchase of mortgage backed securities in trading portfolio          (4,468)     (20,105)     (16,106)
  Principal repayment on mortgage backed securities                     9,809       25,606        3,073
  Purchase of FHLB stock                                                 (131)      (1,155)      (2,248)
  Net increase in loans                                              (325,217)    (118,650)    (203,262)
  Purchase of premises and equipment                                  (10,309)      (2,379)      (6,783)
  Proceeds from sale of other real estate owned                         4,739       10,271       10,623
  Investments in other real estate owned (net)                          2,276          101          315
                                                                    ---------    ---------    ---------
     Net cash used in investing activities                           (202,914)    (110,785)    (224,590)
                                                                    ---------    ---------    ---------
FINANCING ACTIVITIES:
  Net increase in deposits                                            176,614      122,866      197,316
  Net increase in repurchase agreements                                 4,282       12,301          991
  Proceeds from issuance of subordinated debt                               -        6,000            -
  Reduction of minority interest in FFO                                (6,421)           -            -
  Proceeds from issuance of common stock                               12,613            -        9,166
  Proceeds from issuance of minority interest in trust subsidiary      28,750            -            -
  Proceeds from FHLB advances                                          28,000      (23,000)       8,600
  Dividends on perpetual preferred stock                                 (264)        (264)        (263)
                                                                    ---------    ---------    ---------
     Net cash provided by financing activities                        243,574      117,903      215,810
                                                                    ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND

  CASH EQUIVALENTS                                                     25,777        9,037       (2,562)
CASH AND CASH EQUIVALENTS, beginning of year                           53,892       44,855       47,417
                                                                    ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                              $  79,669    $  53,892    $  44,855
                                                                    =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION

     Cash paid during the year for-

        Interest                                                    $  47,342    $  45,080    $  39,376
        Income taxes                                                    5,674        4,010        2,066


  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.  BUSINESS:

BASIS OF PRESENTATION AND ORGANIZATION

The consolidated financial statements of Republic Bancshares, Inc. (the Company) include the accounts of the Company, RBI Capital Trust I, Republic Insurance Agency, Inc., and Republic Bank (the "Bank") and the Bank's wholly-owned subsidiaries, RBREO, Inc., Tampa Bay Equities, Inc., and VQH Development, Inc. restated for the acquisition of FFO Financial Group, Inc. as discussed below. All significant intercompany accounts and transactions have been eliminated. On November 21, 1995, the Bank's Board of Directors approved for shareholder consideration an Amended and Restated Plan of Share Exchange and Reorganization (the "Reorganization") under which the Bank became a wholly-owned subsidiary of Company. On the effective date and time of the Reorganization, all holders of shares of the Bank's Common and Preferred Stock -- at the November 30, 1995, record date -- received one share of Company Common Stock for each share of the Bank's Common Stock held of record and one share of Company Preferred Stock for each share of the Bank's Preferred Stock held of record. Holders of outstanding options to purchase or acquire the Bank's Common Stock received options to purchase an equal number of shares of Company Common Stock. All necessary governmental and shareholder approvals for the Reorganization were received. The Company's primary source of income is from its banking subsidiary which operates 46 branches throughout west central Florida. The Bank's primary source of revenue is derived from net interest income on loans and investments and income from mortgage banking activities.

NEGATIVE GOODWILL

On May 28, 1993 (the "Purchase Date"), 99 percent of the Company's outstanding common stock was acquired for $4,450,000 (the "Purchase Price"). Also, on May 28, 1993, 583,334 additional shares of common stock were issued for $3,500,000. The acquisition was accounted for by the purchase method of accounting. Assets and liabilities were adjusted based upon their fair value as of the Purchase Date. The excess of the adjusted net book value over the Purchase Price was recorded as a reduction of the non current assets, to the extent available. The remaining difference was recorded as excess of fair value over purchase price ("negative goodwill").

The negative goodwill was accreted into income on a straight-line basis over 26 months beginning May 28, 1993, and ending July 31, 1995, which was based on the estimated life of the loans, investments and deposits acquired. The premiums on loans and investment securities and the discount on demand and other time deposits were amortized into income on a straight-line basis over periods based on the estimated life of the related loans, securities or deposits ranging from 12 to 30 months.

BUSINESS COMBINATIONS

Firstate Financial, F.A.

On April 18, 1997, the Company acquired Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase of $5.5 million. At April 18, 1997, Firstate had total assets of $71.1 million, total deposits of $67.9 million and operated a branch in each of Orange and Seminole counties. The acquisition was accounted for using the purchase accounting rules which do not require prior period restatement. The amount of goodwill recorded was $130,000. Accordingly, the consolidated results of operations only reflect activity subsequent to the acquisition data.

F.F.O. Financial Group, Inc.

On September 19, 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County ("First Federal"), was merged into the Company in a stock transaction (the "FFO Merger"). William R. Hough, one of the Company's controlling stockholders, also owned a majority interest in FFO.

ThE FFO Merger was accounted for as a corporate reorganization in which the controlling stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which will be amortized over 10 years. The Company issued 1,668,370 shares of common stock to the controlling interest and 826,709 shares of common stock to the minority interest.

The pooling of interests method of accounting, which is used to account for the controlling interest in the FFO merger, requires the restatement of financial results for all prior periods presented. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of operations for the two years ended December 31, 1996 and 1995, are as follows (in thousands):

                                                 Years Ended December 31,
                                                 ------------------------
Net Interest Income:                               1996           1995
                                                 --------       --------
   As previously reported:
   Republic Bancshares, Inc.                     $ 34,021       $ 27,862
   F.F.O. Financial Group, Inc.                     9,974          9,619
                                                 --------       --------
   Combined as restated                          $ 43,995       $ 37,481
                                                 ========       ========
Net Income:
   As previously reported:

   Republic Bancshares, Inc.                     $  3,784       $  5,773
   F.F.O. Financial Group, Inc.                     1,600          1,646
   Minority interest decrease                        (505)          (503)
                                                 --------       --------
   Combined as restated                          $  4,879       $  6,916
                                                 ========       ========

RBI CAPITAL TRUST I ("RBI CAPITAL")
RBI Capital is a wholly-owned subsidiary of the Company which was formed on May 29, 1997, to issue Cumulative Trust Preferred Securities (the "Preferred Security or Securities") to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI Capital issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI Capital invested the proceeds in junior subordinated debt of the Company which also has an interest rate of 9.10%. The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank. Interest on the junior subordinateDP debentures and distributions on the Preferred Securities are payable quarterly in arrears, with the first payment having been paid on September 30, 1997. Distribution on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the Junior Subordinated Debentures, which will require deferral of distribution on the preferred securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the Junior Subordinated Debentures. If payments are deferred, the Company will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the right to redeem the Junior Subordinated Debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition to the above right, the Company has the right, at any time, to shorten the maturity of the Junior Subordinated Debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

The Company has reported its obligation, with respect to the holders of the Preferred Securities, as a separate line item on its audited consolidated balance sheet under the caption "Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company". The related dividend expense, net of the tax benefit, is reported as a separate line item on the statement of operations under the caption "minority interest in income from subsidiary trust."

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ESTIMATES, APPRAISALS AND EVALUATIONS
The financial statements include, in conformity with generally accepted accounting principles, estimates, appraisals and evaluations of loans, other real estate owned and other assets and liabilities, and disclosure of contingent assets and liabilities. Changes in such estimates, appraisals and evaluations might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Actual results may differ from those estimates.

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

Investments identified as trading securities, include mortgage backed securities resulting from the securitization of residential and High LTV loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on mortgage servicing rights. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "Gain on sale of securities, net."

Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in interest on investment securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported as a component of other noninterest income.

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

HEDGING CONTRACTS AND LOANS HELD FOR SALE
The Company manages its interest rate market risk on the loans held for sale and its estimated future commitments to originate and close mortgage loans for borrowers at fixed prices ("Locked Loans") through hedging techniques which include listed options and fixed price forward delivery commitments ("Forward Commitments") to sell mortgage-backed securities or specific whole loans to investors on a mandatory or best efforts basis. The Company records the inventory of loans held for sale at the lower of cost or market on an aggregate basis after considering any market value changes in the loans held for sale, Locked Loans, and Forward Commitments.

MORTGAGE SERVICING RIGHTS
On July 1, 1995, SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," was adopted. SFAS No. 122 permits an allocation of a portion of the cost of loan origination to the rights to service mortgage loans. Approximately $5.5 million, $1.9 million, and $117,000 was capitalized relating to mortgage servicing rights ("MSRs") during 1997, 1996 and 1995, respectively. Also included in the balance of mortgage servicing rights is approximately $225,000 of rights acquired through the Firstate acquisition. As of December 31, 1997, 1996 and 1995, the unamortized portion of these MSRs were $7.1 million, $2.0 million, and $113,000, respectively. For purposes of measuring impairment, MSRs are stratified based on the loan type, interest rate and maturity of the underlying loans.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for the Company's fiscal year beginning January 1, 1997. SFAS 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to providing further guidance related to the recording of mortgage servicing rights, SFAS 125 required that the Company classify loans held for sale which are securitized and retained in the Company's portfolio, residual interest retained and excess spread interest only strip receivable as trading assets. As a result, the Company is required to carry these assets at their current market value as of the balance sheet date with the resulting valuation adjustment recorded in the statement of operations.

The Company uses an automated portfolio analysis system to value its mortgage servicing rights at the individual loan level. The model uses current market assumptions to determine default probabilities and prepayment speed assumptions based upon current factors to include interest rate, age, loan type, geography and demographic factors. The automated foreclosure probabilities also take into consideration the regional, demographic and behavorial characteristics. These factors are applied to each loan based on its own individual characteristics. The following table shows the amount of servicing assets which were capitalized and amortized, and the fair value of those assets as of December 31, for the periods indicated (dollars in thousands):

                                                                1997           1996         1995
                                                             ---------      ---------      -------
             Balance, beginning of year                      $   1,968      $     113      $    --
             Rights acquired through Firstate acquisition          225             --           --
             Capitalized servicing assets                        5,504          1,923          117
             Amortization                                         (572)           (68)          (4)
                                                             ---------      ---------       ------
             Balance, end of year                            $   7,125      $   1,968       $  113
                                                             =========      =========       ======
             Fair Value of assets                            $   7,505      $   2,289       $  113
                                                             =========      =========       ======

During December, 1997, the Company completed a securitization of $60 million of High LTV home equity loans. The assets were sold to Republic Bank Home Loan Owner Trust 1997-1 and the trust then issued $57.6 million of asset backed notes and certificates. As part of that transaction the Company recorded $5.7 million of residual interest on these securities. The calculation used to determine the value of the residual interest assumed a 14% discount rate, a default rate of 2.25%, and a prepayment rate ranging from 12% through 15%.

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

ACCOUNTING FOR IMPAIRMENT OF LOANS
The Company's measurement of impaired loans includes those loans which are nonperforming and have been placed on non-accrual status and those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of December 31, 1997, $22.8 million of loans were considered impaired by the Company. Of this amount, $2.7 million were carried on a non-accrual basis. Approximately 12.6% of these loans were measured for impairment using the fair value of collateral, while the remaining 87.4% were measured using the present value of the expected future cash flows discounted at the loan's effective rate. As a result of these measurements, approximately $16.0 million of these loans required valuation allowances, totaling $2.8 million, which are included within the overall allowance for loan losses at December 31, 1997. Residential mortgages and consumer loans and leases outside the scope of SFAS 114 are collectively evaluated for impairment. Average impaired loans during 1997 were approximately $25.2 million and the amount of cash basis interest income recognized on these loans was $2.1 million.

As of December 31, 1996, $27.6 million of loans were considered impaired by the Company. Of this amount, $17.5 million were carried on a non-accrual basis. Approximately 42.3% of these loans were measured for impairment using the fair value of collateral, while the remaining 57.7% were measured using the present value of the expected future cash flows discounted at the loan's effective rate. As a result of these measurements, approximately $25.3 million of these loans required valuation allowances, totaling $4.0 million, which were included within the overall allowance for loan losses at December 31, 1996. Average impaired loans during 1996 were approximately $25.9 million, and the amount of cash basis interest income recognized on these loans was $1.2 million.

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

                                                      YEARS
                                                      ------
      Buildings and improvements                          39
      Furniture and equipment                              7
      Leasehold improvements                          5 - 15

Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

OTHER REAL ESTATE
Other real estate owned ("ORE") represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. Management is of the opinion that such sales will result in net proceeds at least equal to present carrying values.

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

EARNINGS PER SHARE
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," SFAS No. 128 simplifies the method for computing and presenting earnings per share ("EPS") previously required by APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. SFAS No. 128 is effective for periods ending after December 15, 1997, and requires restatement of all prior period EPS data and has been implemented by the Company. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

REPORTING COMPREHENSIVE INCOME
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 130 establishes standards for reporting and display of comprehensive income. A specific reporting format is not required, provided the financial statements show the amount of total comprehensive income for the period. Those items which are not included in net income are required to be shown in the financial statements with appropriate footnote disclosure and the aggregate balance of such items must be shown separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. SFAS No. 130 will have no material effect on the Company's financial statements.

DISCLOSURES ABOUT BUSINESS SEGMENTS
In June 1997, the FASB adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports. SFAS No. 131 is effective for periods beginning after December 15, 1997. Management has implemented SFAS No. 131 in the year ended December 31, 1997, and believes its commercial banking and mortgage banking activities constitute operating segments which require additional disclosure about their respective assets, revenues, profit or loss and other operating data.

DISCLOSURES ABOUT PENSIONS AND OTHER POST-RETIREMENT BENEFITS
In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Retirement Benefits," (SFAS No. 132). SFAS No. 132 revises the disclosure requirements for employees' pensions and other post-retirement benefit plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, earlier application is encouraged. Management has implemented SFAS No. 132 in the year ended December 31, 1997.

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

The Company and its subsidiaries file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between the Company and its subsidiaries whereby taxes for the subsidiaries are computed as if the subsidiaries were separate entities. Amounts to be paid or credited with respect to current taxes are paid to or received from the Company.

PREMIUM ON DEPOSITS
A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over three to four years. Approximately $202,000 and $527,000 was included in other assets in the accompanying financial statements, as of December 31, 1997, and 1996.

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used are to determine the pro forma effects of SFAS No. 123.

CASH EQUIVALENTS
For purposes of preparing the Consolidated Statements of Cash Flows, cash equivalents are defined to include cash and due from banks, interest bearing deposits in banks and federal funds sold.

RECLASSIFICATIONS
Certain reclassifications have been made to prior period financial statements to conform with the 1997 financial statement presentation.

 3.   INVESTMENT SECURITIES:

The Company's investment securities consisted primarily of U.S. Treasury Bills, Notes, and Agencies. The investment securities of the Company at December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                         Amortized      Unrealized     Unrealized   Market
                                                            Cost          Gains          Losses     Value
                                                         ---------      ----------     ----------   ------
AT DECEMBER 31, 1997:
Available-for-sale securities:
 U.S. Government Treasuries                                $10,512        $ 9            $ --       $10,521
 U.S. Agencies                                               4,000         14              --         4,014
  Revenue bond                                               1,545         --              --         1,545
                                                           -------        ---            ----       -------
   Total U.S. Treasuries & Federal Agency Notes            $16,057        $23            $ --       $16,080
                                                           =======        ===            ====       =======

AT DECEMBER 31, 1996:
Available-for-sale securities:
 U.S. Government Treasuries                                $72,905        $--            $(53)      $72,852
 Revenue Bond                                                1,545         --              --         1,545
                                                           -------        ---            ----       -------
 Total available for sale                                   74,450         --             (53)       74,397
Trading securities:
 U.S. Agencies                                               4,000         32              --         4,032
                                                           -------        ---            ----       -------
   Total U.S. Treasuries & Federal Agency Notes            $78,450        $32            $(53)      $78,429
                                                           =======        ===            ====       =======


BOOK VALUE AT DECEMBER 31:                                                  1997           1996
                                                                            ----           ----
 Available-for-sale securities:                                         $  16,080      $  74,397
 Trading Securities                                                            --          4,032
                                                                        ---------      ---------
    Total U.S. Treasuries & Federal Agency Notes                        $  16,080      $  78,429
                                                                        =========      =========

The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity are shown below (in thousands):

                                                        Available-for-Sale
                                                        ---------------------
                                                                    Estimated    Weighted
                                                        Amortized      Market     Average
                                                          Cost         Value       Yield
                                                        ---------    --------    --------
Due in 1 year or less                                   $ 10,512     $ 10,521     5.68%
Due after 1 year through 5 years                           1,545        1,545     8.60
Due after 5 years                                          4,000        4,014     7.45
                                                        ----------   --------
Total                                                   $ 16,057     $ 16,080     6.40%
                                                        ========     ========


Proceeds from sales of U.S. Treasury and Federal Agency Notes during the years ended 1997, 1996 and 1995, were $55,092,000, $7,545,000, and $2,972,000, respectively. Gross losses of $7,109, $ 0, and $27,891 were realized for the years ended December 31, 1997, 1996 and 1995. Gross gains of $193,218, $45,404, and $ 0, were realized during the years ended December 31, 1997, 1996 and 1995, respectively. U.S. Treasuries and Federal Agency Notes with a par value of $10,500,000 and $19,000,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes. Net unrealized holding gains on trading securities of $764,000, $26,000, and $101,000 were included in income during 1997, 1996, and 1995, respectively.

4. MORTGAGE-BACKED SECURITIES:

Mortgage-backed securities ("MBS"), sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (i) the Government National Mortgage Association ("GNMA"), (ii) the Federal Home Loan Mortgage Corporation ("FHLMC") and (iii) the Federal National Mortgage Association ("FNMA"). During 1997 and 1996 the Company securitized loans with a carrying value of $17,923,000 and $6,282,000, respectively. MBS securities held to maturity are recorded at amortized cost, while securities available-for-sale and trading are recorded at estimated market value. Mortgage- backed securities are summarized as follows (in thousands):



                                              Amortized  Unrealized  Unrealized   Market
                                                Gains       Gains      Losses     Value
                                              ---------  ----------  ----------  -------
AT DECEMBER 31, 1997:
Available for sale securities:
GNMA securities                               $41,395    $      648  $      --   $42,043
FHLMC securities                                5,963            --         (9)    5,954
FNMA securities                                 6,644           104         (2)    6,746
Other MBS securities                              716             8         --       724
                                              -------    ----------  ---------   -------
        Total MBS available for sale          $54,718    $      760  $     (11)  $55,467
                                              =======    ==========  =========   =======
Trading securities:

GNMA securities                               $16,346    $      478  $      --   $16,824
FNMA Title 1 securities                         1,200            --         --     1,200
Republic Bank Owner Trust 1997-1 M2             4,350            --         --     4,350
Republic Bank Owner Trust 1997-1 B              4,350            --         --     4,350
Republic Bank Owner Trust 1997-1-
   Overcollateralization                        2,400            --         --     2,400
Residual interest                               5,845            --         --     5,845
Excess spread interest only strip receivable    2,077            --         --     2,077
                                              -------    ----------  ---------   -------
   Total MBS trading securities               $36,568    $      478  $      --   $37,046
                                              =======    ==========  =========   =======

AT DECEMBER 31, 1996:
Available for sale securities:

Mortgage-backed securities                    $61,560    $      108  $    (219)  $61,449
Collateralized mortgage backed
   obligations                                     --            --         --        --
Excess servicing interest only strip              588            --         --       588
                                              -------    ----------  ---------   -------
   Total MBS available for sale               $62,148    $      108  $    (219)  $62,037
                                              =======    ==========  =========   =======
Trading Securities:

Mortgage-backed securities                    $    --    $       --  $      --   $    --
Collateralized mortgage backed
   obligations                                  5,554            --         (6)    5,548
Excess servicing interest only strip               --            --         --        --
                                              -------    ----------  ---------   -------
   Total MBS trading securities               $ 5,554    $       --  $      (6)  $ 5,548
                                              =======    ==========  =========   =======
Held to maturity securities:

Mortgage-backed securities                    $15,343    $      218  $     (47)  $15,514
Collateralized mortgage backed
   obligations                                     --            --         --        --
Excess servicing interest only strip               --            --         --        --
                                              -------    ----------  ---------   -------
   Total MBS securities held to maturity      $15,343    $      218  $     (47)  $15,514
                                              =======    ==========  =========   =======

                                                               1997       1996
BOOK VALUE AT DECEMBER 31:                               ----------  ---------
   Held to maturity securities                           $       --  $  15,343
   Available for sale securities                             55,467     62,037
   Trading securities                                        37,046      5,548
                                                                 --         --
                 Total MBS                               $   92,513  $  82,928
                                                         ==========  =========

The trading asset category at December 31, 1997, included $2.1 million in excess spread on mortgage servicing rights, $8.7 million of securities purchased from the Company's securitization of High LTV Loans in December 1997 and the $8.2 million residual interest in cash flows from that securitization. The Company has recorded these assets at what it believes to be their fair market value, however, there is no ready market for residuals in cash flows from securitization of High Loan-to-Value Loans.

At December 31, 1997, all MBS securities available for sale were scheduled to reprice in one year or less.

The amortized cost and estimated market value of the MBS portfolio at December 31, 1997, by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities as a result of prepayments of the underlying mortgages:



                                                       Estimated    Weighted
                                        Amortized      Market       Average
                                          Cost          Value        Yield
                                       ----------   ----------      ------
Due 5 - 10 years                       $      716   $      724       7.39%
Due after 10 years                         90,570       91,789       6.86%
                                       ----------   ----------
Total                                  $   91,286   $   92,513       6.87%
                                       ==========   ==========

Proceeds from sales of MBS securities during the years ended December 31, 1997, 1996 and 1995 were $59,111,000, $47,750,000 and $17,487,000, respectively. Gross gains of $359,511, $495,837 and $130,038 and gross losses of $1,890, $85,845 and
$9,000, respectively, were realized on these sales. Mortgage backed securities with a par value of $29.3 million and a market value of $30.0 million were pledged to secure repurchase agreements at December 31, 1997.

5. LOANS AND LOANS HELD FOR SALE:

   Loans and loans held for sale at December 31, 1997 and 1996, are summarized as follows (in thousands):


                                                                     1997            1996
                                                                 -----------       ---------
    Real estate mortgage loans:
       One-to-four family residential                            $   644,235       $ 494,955
       Multi-family residential                                       86,835          90,745
       Commercial real estate                                        265,153         224,715
       Construction/land development                                  50,203          42,206
       Home equity loans                                              44,389          23,622
    Commercial loans                                                  36,515          37,626
    Consumer loans                                                    26,072          21,845
    Other loans                                                          442           1,294
                                                                 -----------       ---------
       Total gross portfolio loans                                 1,154,031         937,008
    Less-allowance for loan losses                                   (20,776)        (18,747)
    Less-undisbursed loans in process                                     --         (10,824)
    Less-premiums and unearned discounts on loans purchased           (3,273)         (4,731)
    Less-unamortized loan fees                                        (1,027)           (671)
                                                                 -----------       ---------
       Total loans held for portfolio                              1,128,955         902,035
    Residential loans held for sale                                  151,404          46,593
                                                                 -----------       ---------
       Total loans                                               $ 1,280,359       $ 948,628
                                                                 ===========       =========

Mortgage loans serviced for others as of December 31, 1997 and 1996, were $370,106,000 and $224,311,000, respectively. Loans on which interest was not being accrued totaled approximately $26,959,000, $19,409,000, and $16,229,000 at December 31, 1997, 1996 and 1995, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $2,138,000, $1,661,000, and $1,729,000 in the years ended December 31, 1997, 1996 and 1995, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1997 and 1996, totaled approximately $196,000 and $113,000, respectively. The Company restructured loans totaling $0 and $2,516,000 during 1997 and 1996, respectively.

6.  ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows (in thousands):



                                                 For the Years Ended December 31,
                                              --------------------------------------
                                                 1997           1996           1995
                                                 ----           ----           ----
BALANCE, beginning of year                    $ 18,747       $ 20,048       $ 15,272


  Provision for possible loan losses             2,628          2,582          2,162

  Allowance from Firstate acquisition              132             --             --
  Discount on purchased loans allocated
     to (from) allowance for loan losses            39         (1,732)         7,658
  Loans charged off                             (1,003)        (2,448)        (5,536)
  Recoveries of loans charged off                  223            297            492
                                              --------       --------       --------

BALANCE, end of year                          $ 20,776       $ 18,747       $ 20,048
                                              ========       ========       ========


While management believes that the allowance for loan losses is adequate at December 31, 1997, based on currently available information, future additions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral or other factors. Additionally, the Florida Department of Banking and Finance, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses which arose due to the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of December 31, 1997 and 1996, approximately $6,197,000 and $7,150,000 of the allowance had arisen through an allocation of discounts on purchased loans.

7.  PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1997 and 1996, included (in thousands):



                                                        1997           1996
                                                    --------       --------
Land                                                $  7,202       $  6,249
Buildings and improvements                            19,354         14,370
Furniture and equipment                               16,008         12,634
Leasehold improvements                                 2,279          1,051
Construction in progress                               1,137            268
                                                    --------       --------
    Total premises and equipment                      45,980         34,572
Less-accumulated depreciation and amortization       (12,677)        (9,533)
                                                    --------       --------
    Premises and equipment, net                     $ 33.303       $ 25,039
                                                    ========       ========

8.  OTHER REAL ESTATE (ORE):

State banking regulations require the Company to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. Failure to receive additional extensions could result in losses on ORE. There were three ORE properties totaling approximately $3,451,000 at December 31, 1997, which were required to be disposed of by year end. The Company has been granted an extension on these properties by the State of Florida. The largest piece of these properties is a tract of land carried at $2.6 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. The FDIC has also granted an extension of the holding period on this property. The Bank currently has a firm commitment to sell a substantial portion of the second largest property, with a book value of approximately $597,000, for an amount in excess of the current book value. While the current appraisal on this property indicates that the market value of the tract exceeds its book value, a sale to a party other than an end-user could result in proceeds below the current book value.

During 1995, the former headquarter building was vacated and that space was leased to a third party. Since that building was no longer used for banking purposes, approximately $2,498,000 was transferred from premises and equipment to ORE held for investment. During 1996, this building was sold and a gain of $1,207,000 was recorded.

Loans converted to ORE through foreclosure proceedings totaled $6,471,000, and $7,249,000, for the years ended December 31, 1997 and 1996, respectively. Sales of ORE that were financed by the Company totaled $113,000 and $6,572,000 for the years ended December 31, 1997 and 1996, respectively.

Changes in the valuation allowance for ORE were as follows (in thousands):


                                For the Years Ended December 31,
                                --------------------------------
                                 1997        1996         1995
                                 -----       ----         ----

BALANCE, beginning of year      $2,672      $2,090      $ 4,043
    Provision                      530         111          240
    Charge-offs, net                77         471       (2,193)
                                ------      ------      -------
BALANCE, end of year            $3,279      $2,672      $ 2,090
                                ======      ======      =======


9.  INCOME TAXES:

Income taxes are comprised of the following (in thousands):


                                      For the
                                    Years Ended
                                    December 31,
                       -----------------------------------
                         1997          1996          1995
                       -------       -------       -------
Current provision      $ 7,991       $ 3,728       $ 2,528
Deferred benefit        (1,895)         (693)          (12)
                       -------       -------       -------
                       $ 6,096       $ 3,035       $ 2,516


At December 31, 1997, the Company had approximately $7,061,000 of remaining federal and $8,784,000 of state net operating loss carryforwards. These carryforwards expire in the years 2005 through 2012.

Following the change of ownership in 1993, and the two acquisitions in 1997, recognition of net operating loss carryforwards are limited to approximately $571,000 each year under the rules of IRC Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.

Deferred tax assets and liabilities were comprised of the following at December 31, 1997 and 1996 (in thousands):


                                                                     1997          1996
                                                                   --------       -------

   Gross deferred tax assets:
      Tax bases over financial bases for loans
       (loan loss allowance and discounts)                         $  6,091       $ 3,643
      Financial amortization of premium over tax amortization           701           646
      Interest on non-accrual loans                                     522           452
      Tax bases over financial bases for ORE                          1,516         1,346
      Net operating losses and tax credit carryforward                2,717         2,039
      Mark-to-market-loans held for sale                              1,268           232
      Other                                                             457           149
                                                                   --------       -------
         Gross deferred tax asset                                    13,272         8,507
         Gross deferred tax liabilities                              (3,315)       (2,318)
                                                                   --------       -------
         Net deferred tax asset                                    $  9,957       $ 6,189
                                                                   ========       =======

There were no valuation allowances against the deferred tax asset as management has determined that it is more likely than not that all of the deferred tax asset recorded will be realized. The net deferred tax asset increased during 1997 and 1996 by approximately $352,000 and $63,000, respectively, relating to the unrealized gain on available for sale securities which is recorded directly to stockholders' equity.

The Company's effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows (in thousands):



                                         For the Years Ended December 31,
                                        -----------------------------------
                                           1997          1996          1995
                                        -------       -------       -------
 Computed "expected" tax provision      $ 5,454       $ 2,862       $ 3,377
 Increase (reduction) of taxes:
    Tax-exempt interest income              (20)          (22)          (27)
       Valuation allowance                   --            --          (355)
    Goodwill amortization                   122            --            --
    Amortization of excess of fair
       value over purchase price             --            --          (536)
 State taxes                                578           304           298
 Other                                      (38)         (109)         (241)
                                        -------       -------       -------
           Total                        $ 6,096       $ 3,035       $ 2,516
                                        =======       =======       =======

10. OTHER BORROWINGS:

At December 31, 1997, the Company was required by its collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 1997 and 1996, were collateralized by such loans and securities totaling $35.0 million and $32.2 million, respectively. In addition, all of the Company's FHLB stock is pledged as collateral for such advances. Maturities and average interest rates of advances from the FHLB as of December 31, 1997 and 1996, were as follows (in thousands):




                                                Balance at
        Maturities in                           December 31,
        Year Ending          Weighted      -------------------
        December 31,        Average Rate     1997        1996
       -------------        ------------   -------      ------
          1997                 6.95%       $    --      $7,000
          1998                 6.50         35,000          --
                                           -------      ------
            TOTAL                          $35,000      $7,000
                                           =======      ======

On December 27, 1996, the Company issued $6,000,000 in convertible subordinated debentures at a fixed interest rate of 6.00%, interest payable semi-annually, with a maturity of December 1, 2011. The Company had the right to redeem the debentures beginning in 2001 at 106% of face value, with the premium declining 1% per year thereafter and without any premium if the price of the Company's common stock equals or exceeds 130% of the conversion price for not less than 20 consecutive trading days. During 1997, the Company's common stock exceeded 130% of the conversion price of $17.85714 for more than 20 consecutive days. As a result, the Company notified the trustee of its intention to redeem the debentures as of December 1, 1997. All of the holders converted their debentures prior to this date into a total of 336,000 shares of common stock.

11. OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:

CONCENTRATION OF CREDIT RISK
The Company's core customer loan origination base is located along the west coast and in central Florida. The majority of the Company's purchased loan portfolio is concentrated in the states of Florida, California, Texas, and in the northeastern United States. At December 31, 1997 and 1996, approximately 95% and 94%, respectively, of the Company's loan portfolio was secured by real estate. Mortgage loans secured by 1-4 family properties comprised approximately 56% and 53%, respectively, of total mortgage loans at December 31, 1997 and 1996.

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

A summary of financial instruments with off-balance-sheet risk at December 31, 1997, is as follows (in thousands):


                                              Contractual
                                                Amount
                                              -----------
Commitments to extend credit                  $ 76,698
Unfunded lines of credit                       156,013
Commercial and standby letters of credit        12,168
                                              --------
   Total                                      $244,879
                                              ========

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit which have been extended to customers.

Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower. Outstanding unsecured standby letters of credit at December 31, 1997, totaled approximately $3,269,000.

At December 31, 1997, in connection with managing the interest rate market risk on its loans held for sale of $151,404,000 and locked loans (without consideration for any fallout) of $56,097,000, the Company had outstanding $32,040,000 (estimated fair value of $31,910,000) of Forward Commitments which expire over the next two months, the period when the loans are expected to be sold and locked loans are expected to close.

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

COMMITMENTS
The Company has entered into a number of noncancelable operating leases primarily for branch banking locations. At December 31, 1997, minimum rental commitments based on the remaining noncancelable lease terms were as follows (in thousands):


                       1998                                                                $ 3,077
                       1999                                                                  2,895
                       2000                                                                  2,403
                       2001                                                                  2,197
                       2002                                                                  1,891
                       Thereafter                                                                -
                                                                                       -----------
                              Gross operating lease commitments                             12,463
                       Less-sublease rentals                                                (1,620)
                              Net operating lease commitments                              $10,843

Total rent expense for the years ended December 31, 1997, 1996 and 1995, was $2,546,000, $2,031,000, and $1,372,000, respectively. Total rental income from subleases for the years ended December 31, 1997, 1996 and 1995, was $582,000, $1,031,000, and $1,190,000, respectively.

During 1994 a capital lease obligation of approximately $981,000 was incurred related to the leasing of data processing equipment with an implicit rate of 7.49%. Minimum lease payments under this capital lease are approximately $214,000 in 1998 and $107,000 in 1999. In addition, the Company is obligated to make processing payments in relation to its computer facilities of approximately $1,545,000 in 1998, $1,653,000 in 1999, $1,759,000 in 2000, and $293,000 in
2001.

CONTINGENCIES
The Company is subject to various other legal proceedings and claims which arise in the normal course of business. In the opinion of management, the amount of liability with respect to these other proceedings would not have a material effect on the financial statements.

12. EMPLOYEE BENEFIT PLANS:

On January 1, 1987, a retirement plan was adopted, covering substantially all employees, which includes a 401(k) arrangement. The Company's contributions were $437,200, $186,900, and $107,200 in the years ended December 31, 1997, 1996 and
1995, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Generally, the Company's practice and intent is to hold its financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of the Company's financial instruments lack quoted market prices. Although the Company has incorporated what it considers to be appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair values presented neither include nor give effect to the values associated with the Company's business, existing customer relationships, and branch banking network, among other things.

The following estimates of the fair value of certain financial instruments held by the Company include only instruments that could reasonably be evaluated. The investment and mortgage backed securities portfolio was evaluated using market quotes, where available, or fair market value calculations as of December 31, 1997 and 1996. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows at current market, after adjusting for credit deterioration and an average prepayment assumption, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. Cash and due from banks and federal funds sold were valued at cost. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates. The value of the Company's mortgage servicing rights was determined using the net discounted cash flows from servicing.

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

The table below illustrates the estimated fair value of the Company's financial instruments as of December 31 using the assumptions described above (in thousands):


                                                                         1997           1996
                                                                         ----           ----
Cash and due from banks                                               $   45,998      $ 34,109
                                                                      ==========      ========
Interest bearing deposits in banks                                           671        11,783
                                                                      ==========      ========
Federal funds sold                                                        33,000         8,000
                                                                      ==========      ========
Investment and mortgage backed securities                                108,593       161,304
                                                                      ==========      ========
Loans and loans held for sale (net of allowance for loan losses)       1,306,678       991,635
                                                                      ==========      ========
Mortgage servicing rights                                                    269         1,690
                                                                      ==========      ========
Deposits                                                               1,365,824     1,119,888
                                                                      ==========      ========
Securities sold under agreements to repurchase                            19,654        15,372
                                                                      ==========      ========
FHLB stock                                                                35,000         7,000
                                                                      ==========      ========
Subordinated debt                                                             --         6,000
                                                                      ==========      ========
Standby letters of credit                                                 12,168         7,415
                                                                      ==========      ========
Commitments to extend credit and unfunded lines of credit                232,711       116,358
                                                                      ==========      ========


14. STOCKHOLDERS' EQUITY:

PERPETUAL PREFERRED CONVERTIBLE STOCK
The Company has 75,000 outstanding shares of perpetual preferred convertible stock. The preferred stock has a liquidation preference of $88 per share and carries a noncumulative dividend of $3.52 per year, payable quarterly. Dividends on the preferred stock must be paid before any dividends on common stock can be paid. Beginning December 16, 1994, and thereafter, the preferred stock can be converted by the holders into 10 shares of common stock for each share of preferred stock. The holders of the preferred stock vote with the holders of the common stock and are entitled to 10 votes per share of preferred stock.

DIVIDENDS
Florida Statutes limit the amount of dividends the Bank can pay in any given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends which would cause either to be undercapitalized as defined by federal regulations.

1993 NON-QUALIFIED STOCK OPTION PLAN
On May 28, 1993, the Company adopted a non-qualified stock option plan (the Option Plan) which reserved 80,000 shares of common stock for future issuance under the Option Plan to eligible employees of the Company. As of December 31, 1997, 60,000 options were granted under the Option Plan and 30,000 were outstanding. The per share exercise price of each stock option is determined by the Board of Directors at the date of grant. The plan terminates in 2003 or at the discretion of the Board of Directors.

1995 INCENTIVE STOCK OPTION PLAN
On April 29, 1994, the shareholders approved a qualified incentive stock option plan to certain key employees. In connection with the Company's holding company reorganization and share exchange in which all of the Company's stockholders became stockholders of the Company, the Company adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the "Plan") as a replacement for the Company's 1994 Stock Option Plan. The Plan was approved by the stockholders of the Bank at the Bank's Special Meeting held on February 27, 1996. On April 23, 1996, the shareholders approved certain amendments to the Plan (the "Amendment"). Under the Amendment, the total number of shares that may be purchased pursuant to the plan cannot exceed 525,000 over the life of the plan and provides that the maximum number of options granted to any one individual in any fiscal year under the plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the Board of Directors ("the Committee"). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. However, in the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. Options under the plan, which have been granted to the employees of the Flagship/Capital mortgage banking division of the Company, vest at the rate of 20% at the end of each 12-month period over five years, contingent upon that division meeting specified net income performance goals as set by the Board of Directors. If the performance goal for each year is not met, then the options that would have become exercisable at the end of the 12-month period shall expire and be null and void. In addition, options granted to employees of this division shall not vest and become exercisable if there is a change in control or a termination of employment without cause, until the performance goal for at least one year has been met.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value. During 1997, 1996 and 1995, options to purchase 80,500, 270,900 and 59,700 shares, respectively, under the incentive stock option plan were granted. Of the options previously granted, 59,380 shares have expired, thereby making these options available for future grants. As of December 31, 1997, 408,750 options remained outstanding under this plan, with 116,250 available to be granted at a future time.

1997 STOCK APPRECIATION RIGHTS PLAN
On October 21, 1997, the Board of Directors of the Company approved a Stock Appreciation Rights Plan (the "SAR Plan"). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of the Company's common stock at the time of exercise, over the fair market value of a share of the Company's common stock at date of grant, times the number of rights exercised. As of December 31, 1997, 40,250 SAR's had been granted at the then current market value of $26.675. No more than 20% of the shares may vest annually by beginning at date of grant. The term of an SAR may vary, but shall not be less than one year nor more than 10 years from the date of grant.

The Company records compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding stock appreciation rights. As of December 31, 1997, there had been no appreciation of the Company's common stock over the fair market value at date of grant. Therefore, no compensation expense had been recorded.

AGGREGATE STOCK OPTION ACTIVITY
The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions (weighted averages) for 1997, 1996 and 1995: risk-free interest rate of 5.35%, 6.50% and 6.03%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 30.9% for

1997 and 25% for 1996 and 1995. The approximate fair value of the stock options granted in 1997, 1996, and 1995 is $959,000, $1,583,000 and $347,000,
respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest equally over five years. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share as reported would have been the following pro forma amounts (in thousands except share data):



                                                                                        1997           1996           1995
                          Net Income                                                    ----           ----           ----
                            As reported                                            $   8,571      $   4,879      $   6,916
                            Pro forma                                                  8,210          4,683          6,873
                          Earnings per share-diluted
                            As reported                                                 1.21            .74           1.10
                            Pro forma                                                   1.16            .71           1.10
                          Earnings per share-basic
                            As reported                                                 1.40            .83           1.26
                            Pro forma                                                   1.34            .80           1.25

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995, and for the years then ended is presented in the table below:




                                               1997                        1996                      1995
                                      ----------------------      ---------------------      ----------------------
                                       Wtd Avg                    Wtd Avg                    Wtd Avg
                                       Shares       Ex Price      Shares       Ex Price      Shares       Ex. Price
                                      -------       --------      -------      --------      -------      ---------
  FIXED OPTIONS
     Outstanding - beg. of year       196,470       $11.87       131,810       $11.00        81,500       $ 8.75
     Granted                           82,999        25.94        70,900        13.63        59,700        14.00
     Exercised                        (21,300)       11.80            --           --        (3,170)        9.58
     Forfeited/Expired                 (6,920)       13.04        (6,240)       13.42        (6,220)       11.06
                                      -------                    -------                   --------
     Outstanding - end of year        251,249        16.38       196,470        11.87       131,810        11.00
                                      =======                    =======                   ========
     Exercisable - end of year        118,979        12.52        92,530        10.29        45,112         9.07
     Wtd. avg. fair value
     of options granted                              11.91                       5.84                       5.81
  PERFORMANCE OPTIONS
     Outstanding - beg. of year       200,000       $13.63       200,000       $13.63            --           --
     Granted                               --           --            --           --            --           --
     Exercised                             --           --            --           --            --           --
     Forfeited/Expired                (40,000)       13.63            --           --            --           --
                                      -------                    -------                   --------
     Outstanding - end of year        160,000        13.63       200,000        13.63            --           --
                                      =======                    =======                   ========
     Exercisable - end of year             --           --            --           --            --           --
     Wtd. avg. fair value
     of options granted                                 --                       5.84                         --



                     Options Outstanding                                            Options Exercisable
--------------------------------------------------------------------------    -----------------------------
    Number             Weighted-Average                        Number
   Range of            Outstanding           Remaining     Weighted-Average   Exercisable Weighted-Average
Exercise Prices        at 12/31/97       Contractual Life   Exercise Price    at 12/31/97 Exercise Price
-----------------      ----------------  ----------------  ----------------   ----------- ----------------
$            2.13        2,499              1.00 years         $ 2.13             2,499         $ 2.13
       5.40-10.50       61,610              5.89 years           8.02            54,040           7.67
      13.63-14.00      266,640              8.19 years          13.69            46,340          13.83
            26.68       80,500              9.79 years          26.68            16,100          26.68

15. EARNINGS PER SHARE:

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE
Diluted earnings per common and common equivalent share has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options granted had been exercised, at the average market price for period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred stock and the convertible subordinated debentures had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. The table below reconciles the calculation of diluted and basic earnings per share (dollars in thousands, except share data):



                                                              1997
                                          ----------------------------------------------
                                                               Weighted        Earnings
                                              Net             Shares           Per
                                              Income         Outstanding       Share
                                          -----------        -----------     -----------
Net Income                                $     8,571          6,128,014
    Basic earnings per share                                                 $     1.40
    Options exercised during the
       period - incremental effect
       prior to exercise                           --              5,198
    Options outstanding at end of
       period                                      --            117,835
    Convertible perpetual preferred
        stock                                      --            750,000
    Convertible subordinated debentures
       - incremental effect prior to
        conversion                                245            300,452
                                          -----------      -------------     ----------
    Diluted earnings per share            $     8,816          7,301,499     $     1.21
                                          ===========      =============     ==========



                                                               1996
                                          ---------------------------------------------
                                                              Weighted         Earnings
                                              Net             Shares            Per
                                             Income          Outstanding       Share
                                          -----------        -----------     ----------
Net Income                                $     4,879         5,857,174
    Basic earnings per share                                                 $     0.83
    Options exercised during the
       period - incremental effect
       prior to exercise                           --                --
    Options outstanding at end
       of period                                   --            19,430
    Convertible perpetual preferred
       stock                                       --           750,000
    Convertible subordinated
       debentures - incremental effect
       prior to conversion                         --                 --              --
                                          -----------      -------------     -----------
Diluted earnings per share                $     4,879          6,626,604     $      0.74
                                          ===========      =============     ===========


                                                              1995
                                            -------------------------------------------
                                                              Weighted       Earnings
                                              Net              Shares           Per
                                             Income          Outstanding       Share
                                            ----------       -----------     ----------
Net income                                  $    6,916         5,491,250
    Basic earnings per share                                                 $     1.26
    Options exercised during the
       period - incremental effect
       prior to exercise                            --               388
    Options outstanding at end
       of period                                    --            19,730
    Convertible prepetual preferred
       stock                                        --           750,000
    Convertible subordinated
       debentures - incremental effect
       prior to conversion                          --                --             --
                                            ----------         ---------     ----------
Diluted earnings per share                  $    6,916         6,261,368     $     1.10
                                            ==========         =========     ==========


In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:



                                       1996          1995
                                   --------      --------
    Primary EPS as Reported        $   0.74      $   1.10
    Effect of SFAS No. 128             0.09          0.16
                                   --------      --------
    Basic EPS as restated          $   0.83      $   1.26
                                   ========      ========

    Fully diluted EPS as Reported  $   0.74      $   1.10
    Effect of SFAS No. 128               --            --
                                   --------      --------
    Diluted EPS as restated        $   0.74      $   1.10
                                   ========      ========

16.  REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 1997 and 1996, the Company and the Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. Regulatory capital ratios for 1996 have not been restated to include FFO, as the accounting methodology for a pooling of interest does not apply under regulatory guidelines. The table which follows sets forth the amounts of capital and capital ratios of the Company and the Bank as of December 31, 1997 and 1996, and the applicable regulatory minimums (in thousands):


                                                                 COMPANY                     BANK
                                                           ----------------------     --------------------
                                                            AMOUNT         RATIO      AMOUNT         RATIO
                                                            ------         -----      ------         -----
As of December 31, 1997:
RISK-BASED CAPITAL:
  Tier 1 Capital
----------------
  Actual                                                  $101,350         10.05%     $103,162       10.25%
  Minimum required to be "Adequately Capitalized"           40,329          4.00        40,265        4.00
  Excess over minimum to be "Adequately Capitalized"        61,021          6.05        62,897        6.25
  To be "Well Capitalized"                                  60,494          6.00        60,398        6.00
  Excess over "Well Capitalized" requirements               40,856          4.05        42,764        4.25

  Total Capital
---------------
  Actual                                                   117,603         11.66       115,983       11.52
  Minimum required to be "Adequately Capitalized"           80,658          8.00        80,530        8.00
  Excess over minimum to be "Adequately Capitalized"        36,945          3.66        35,453        3.52
  To be "Well Capitalized"                                 100,823         10.00       100,663       10.00
  Excess over "Well Capitalized" requirements               16,780          1.66        15,320        1.52

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual                                                   101,350          6.94       103,162        7.07
  Minimum required to be "Adequately Capitalized"           58,456          4.00        58,392        4.00
  Excess over minimum to be "Adequately Capitalized"        42,894          2.94        44,770        3.07
  To be "Well Capitalized"                                  73,070          5.00        72,990        5.00
  Excess over "Well Capitalized" requirements               28,280          1.94        30,172        2.07

As of December 31, 1996:
 RISK-BASED CAPITAL:
  Tier 1 Capital
----------------
  Actual                                                  $ 51,325          8.82%     $ 57,113        9.82%
  Minimum required to be "Adequately Capitalized"           23,268          4.00        23,260        4.00
  Excess over minimum to be "Adequately Capitalized"        28,057          4.82        33,853        5.82
  To be "Well Capitalized"                                  34,902          6.00        34,890        6.00
  Excess over "Well Capitalized" requirements               16,423          2.82        22,223        3.82

  Total Capital
---------------
  Actual                                                    64,630         11.11        64,418       11.08
  Minimum required to be "Adequately Capitalized"           46,536          8.00        46,519        8.00
  Excess over minimum to be "Adequately Capitalized"        18,094          3.11        17,899        3.08
  To be "Well Capitalized"                                  58,170         10.00        58,149       10.00
  Excess over "Well Capitalized" requirements                6,460          1.11         6,269        1.08

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
  Actual                                                    51,325          5.90        57,113        6.57
  Minimum required to be "Adequately Capitalized"           34,807          4.00        34,798        4.00
  Excess over minimum to be "Adequately Capitalized"        16,518          1.90        22,315        2.57
  To be "Well Capitalized"                                  43,509          5.00        47,848        5.50
  Excess over "Well Capitalized" requirements                7,816          0.90         9,265        1.07

17. RELATED PARTY TRANSACTIONS

William R. Hough, a director and one of the two controlling shareholders, is President and the controlling shareholder of William R. Hough & Co. ("WRHC"), an NASD-member investment banking firm. As part of the normal course of business the Company solicits competitive bids for the sales of mortgage securities from approved broker/dealers, including William R. Hough & Company. During 1997, the Company placed $115,410,000 of forward sales on mortgage backed securities through William R. Hough & Company. Additionally, the Company periodically purchased securities under agreement to repurchase at a rate based on the prevailing federal funds rate plus 1/8 of 1% per an agreement entered into on August 15, 1995.

In addition, WRH Mortgage, Inc., a related interest of William R. Hough, acted as the Company's agent in the purchase of two loan pools from the Resolution Trust Corporation on May 23, 1995, and was paid due diligence fees totaling $39,997.

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

During the years ended December 31, 1996 and 1995, FFO purchased approximately $53.3 million, and $69.5 million of securities through WRHC, respectively. During the years ended December 31, 1996 and 1995, FFO sold approximately $46.0 million and $19.7 million of securities through WRHC, respectively. In connection with such transactions, FFO paid WRHC an aggregate of $118,000 and $92,000, in commissions during the years ended December 31, 1996 and 1995, respectively.

In July 1997, in connection with an offering of trust preferred securities, William R. Hough & Company participated as co-manager, and as such was entitled to receive one-half of an underwriting fee of 3.75% of the dollar amount of preferred stock issued in an amount equal to approximately $539,063. In addition, the Company agreed to reimburse William R. Hough & Company for certain expenses and legal fees not to exceed $65,000.

In December 1997, the Company completed a securitization of $60 million of high loan-to-value home equity loans. William R. Hough & Company participated as co-underwriters and was paid one-half of an amount equal to 1.5% of the principal amount of senior securities; 1.5% of the principal amount of subordinated securities; and 2.5% of the gross proceeds from the sale of interest only securities totaling $450,000. The Company also reimbursed William
R. Hough & Company for reasonable out-of-pocket expenses. Certain directors and executive officers of the Company and Bank, members of their immediate families, and entities with which such persons are associated are customers of the Bank. As such, they had transactions in the ordinary course of business with the Bank during 1997. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, have not involved more than the normal risk of collectibility or presented other unfavorable features.

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Condensed financial statements of the Company (Republic Bancshares, Inc.) at December 31 are presented below. Amounts shown as investment in the wholly-owned subsidiaries and equity in earnings of subsidiaries are eliminated in consolidation.

                            REPUBLIC BANCSHARES, INC.
                      PARENT-ONLY CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         As of December 31,
                                                      -----------------------
                                                        1996           1997
                                                      --------      ---------
   ASSETS
        Cash                                          $     --      $      --
         Investment in wholly-owned subsidiaries       124,307         80,391
        Prepaid issuance costs-subordinated debt            --            212
                                                      --------      ---------
             Total                                    $124,307      $  80,603
                                                      ========      =========
LIABILITIES
      Subordinated debt                               $     --      $   6,000
      Junior subordinated debt to subsidiary            28,750             --
      Intercompany payable to subsidiary                    26             --
      Accrued interest on subordinated debt                 --              4
                                                      --------      ---------
            Total liabilities                               --              4
      Minority interest                                     --          6,421

  STOCKHOLDERS' EQUITY
      Perpetual preferred convertible stock              1,500          1,500
      Common stock                                      14,072         11,708
      Capital surplus                                   50,322         34,225
      Retained earnings                                 29,155         20,847
      Unrealized gains (losses) on available-
        for sale securities                                482           (102)

      Total stockholders' equity                        95,531         68,178
                                                      --------      ---------

             Total                                    $124,307      $  80,603
                                                      ========      =========


                            REPUBLIC BANCSHARES, INC.
                 PARENT-ONLY CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


INCOME                                             1997          1996
                                                -------       -------
    Dividends from bank                         $   828       $   264
    Interest expense on subordinated debt          (392)           (5)
    Interest on borrowings from subsidiary       (1,090)           --
    Equity in undistributed net income
      of subsidiary                               9,225         4,620
                                                -------       -------
        Net income                              $ 8,571       $ 4,879
                                                =======       =======

                           REPUBLIC BANCSHARES, INC.
                   PARENT-ONLY CONDENSED CASH FLOW STATEMENTS
                                 (IN THOUSANDS)



                                                                 FOR THE YEARS  ENDED DECEMBER 31,
                                                                 ---------------------------------
                                                                        1997           1996
                                                                      --------       --------
OPERATING ACTIVITIES:
     Net income                                                       $  8,571       $  4,879
     Adjustments to reconcile net income to net cash
         (Used in) provided by operating activities:

     Equity in undistributed net income of subsidiary                   (9,225)        (4,620)
     Net decrease (increase) in other assets                               212             --
     Net increase (decrease) in other liabilities                           22              5
                                                                      --------       --------
            Net cash (used in) provided by operating activities:          (420)           264
                                                                      --------       --------

INVESTMENT ACTIVITIES:
     Equity investment in banking subsidiary                           (33,322)       (56,648)
     Equity investment in trust subsidiary                                (889)            --
     Equity investment in insurance subsidiary                             (10)            --
                                                                      --------       --------
         Net cash used in investing activities:                        (34,221)       (56,648)
                                                                      --------       --------

FINANCING ACTIVITIES:
     Issuance of stock in merger                                        12,374         50,860
     Decrease in minority interest                                      (6,421)            --
     Increase in retained earnings from merger                               1             --
     Conversion/Issuance of subordinated debt                             (152)         5,788
     Proceeds from exercise of stock options                               240             --
     Proceeds of borrowings from subsidiary                             28,750             --
     Dividend payments on perpetual preferred stock                       (264)          (264)
                                                                      --------       --------
Net cash provided by financing activities                               34,528         56,384

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        --             --
                                                                      --------       --------
     Cash balance beginning                                                 --             --
                                                                      --------       --------
Cash balance ending                                                   $     --       $     --
                                                                      ========       ========

19. BUSINESS SEGMENTS

The Company's operations are divided into two business segments; commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which began in 1996, operate through a separate division of the Bank, include originating and purchasing mortgage loans for sale as well as selling those loans. The Company provides support for its mortgage banking division in areas such as secondary marketing, data processing and financial management. All funding for the mortgage banking division is provided through the Bank. The following are business segment results of operation for the years ended December 31, 1997 and 1996. The Company has elected to report its business segments without allocation of income taxes and minority interests.



                            REPUBLIC BANCSHARES, INC.
                              BUSINESS SEGMENT DATA
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                ($ IN THOUSANDS)


                                                          1997                                            1996
                                      --------------------------------------------      -------------------------------------------
                                      Commercial        Mortgage          Company       Commercial       Mortgage        Company
                                        Banking         Banking            Total          Banking        Banking          Total
                                      -----------       ----------      ----------      -----------      --------       -----------
TOTAL ASSETS (AT YEAR-END)            $ 1,401,001       $ 151,404       $1,552,405      $ 1,177,764       $ 46,593      $ 1,224,357

OPERATING DATA:
--------------
Interest income                            99,327           9,130          108,457           87,473          1,471           88,944
Interest expense                           55,772           4,151           54,923           43,986            963           44,949
                                      -----------       ---------       ----------      -----------       --------      -----------
Net interest income                        48,555           4,979           53,534           43,487            508           43,995
Provision for loan losses                   2,628              --            2,628            2,582             --            2,582
                                      -----------       ---------       ----------      -----------       --------      -----------
Net interest income after
     provision for loan losses             45,927           4,979           50,906           40,905            508           41,413
Other noninterest income                    9,728          15,303           25,031            5,671          1,074            6,745
Gain on sale of ORE held
     for investment                            --              --               --            1,207             --            1,207
General and administrative
     (G & A) expenses                      40,002          17,482           57,484           34,773          2,056           36,829
Merger expenses                             1,144              --            1,144               --             --
SAIF special assessment                        --              --               --            4,005             --            4,005
Provision for losses on ORE                   530              --              530              111             --              111
ORE expense, net of ORE income                273              --              273             (490)            --             (490)
Amort. of goodwill & prem
     on deposits                              464              --              464              491             --              491
                                      -----------       ---------       ----------      -----------       --------      -----------
Income before income taxes &
     minority interest                $    13,242       $   2,800           16,042      $     8,893       $   (474)           8,419
                                      ===========       =========                       ===========       ========
Income tax provision                                                        (6,096)                                          (3,035)
Minority interest in income from
     subsidiary trust                                                         (701)                                              --
Minority interest in F.F.O                                                    (674)                                            (505)
                                                                        ----------                                      -----------
Net income                                                              $    8,571                                      $     4,879
                                                                        ==========                                      ===========

20. PROPOSED MERGERS AND ACQUISITIONS (UNAUDITED):

NATIONSBANK AND BARNETT BRANCHES
In December 1997, the Company entered into two purchase and assumption agreements with NationsBank Corporation ("NationsBank"), to acquire three branches of NationsBank's subsidiary bank, NationsBank, N.A. ("NationsBank Subsidiary"), and five branches of Barnett Bank, N.A. ("Barnett Subsidiary"), a wholly-owned subsidiary of Barnett Banks, Inc. ("BBI"), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to such branches for a purchase price of approximately $37.5 million, based on the most recent data available (the "NationsBank Subsidiary Acquisition"). The first purchase and assumption agreement (the "Florida Agreement") is for three NationsBank Subsidiary and four Barnett Subsidiary branches located throughout Florida (the "Florida Branches"), consisting of three in Monroe County (Key West, Marathon and Plantation Key), two in Marion County (Ocala and Silver Springs), one in Columbia County (Lake
City) and one in Suwannee County (Live Oak). The second purchase and assumption agreement (the "Georgia Agreement" and with the Florida Agreement, collectively, the "NationsBank Subsidiary Agreements") is for a Barnett Subsidiary branch located in Glynn County, Georgia (the "Georgia Branch" and with the "Florida Branches," collectively, the "NationsBank Subsidiary Branches"). At August 31, 1997, the Florida Branches had deposit liabilities of $225.5 million and loans of $163.9 million, and the Georgia Branch had deposit liabilities of $24.2 million and loans of $19.4 million. The NationsBank Subsidiary Acquisition will be accounted for using purchase accounting rules.

BANKERS SAVINGS BANK
In February 1998, the Company and Bankers Savings Bank, Inc. ("BSB"), Coral Gables, Florida, entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank stock by the Company (the "BSB Acquisition:) at an exchange ratio of 0.54 of a share of the Company's Common Stock for each share of BSB's Common Stock, subject to certain changes in the price of the Company's Common Stock and a final valuation of BSB's headquarters building. BSB has two branches in Dade County and, as of December 31, 1997, had total assets of $67.1 million, total loans of $47.4 million and total deposits of $56.0 million. It is anticipated that the BSB Acquisition will be accounted for as a pooling of interests. The BSB Acquisition may be terminated by either BSB or the Company if it is not consummated by November 1, 1998.

DIME SAVINGS BANK
In March 1998, the Company entered into an agreement with Dime Savings Bank, F.S.B. (the DSB Agreement" and "DSB", respectively), to acquire a DSB branch in Deerfield Beach, Florida (Broward County) and to assume the deposits and other liabilities of approximately $192.5 million, assume the leasehold on the branch property and purchase the personal property and equipment of the branch for $100,000. The transaction will be accounted for using purchase accounting rules and must be consummated within 30 days of receiving regulatory approval.

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REPUBLIC BANCSHARES, INC.

                            By:/s/ John W. Sapanski
                               ---------------------------
                                John W. Sapanski

                         Chairman and Chief Executive Officer

                            Date:           March 27, 1998
                                            --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



SIGNATURE                                             DATE                                TITLE
---------                                             ----                                -----

/s/John W. Sapanski                                  March 27, 1998             Chairman, Chief Executive
--------------------------------------               --------------      Officer and Director (principal executive officer)
John W. Sapanski

/s/William R. Falzone                                March 27, 1998      Treasurer (principal financial and accounting
--------------------------------------               --------------                   officer)
William R. Falzone


/s/Fred Hemmer                                       March 27, 1998      Director
--------------------------------------               --------------
Fred Hemmer

                                                                         Director
--------------------------------------               --------------
Marla Hough

                                                                         Director
--------------------------------------               --------------
William R. Hough

/s/Alfred T. May                                     March 27, 1998      Director
--------------------------------------               --------------
Alfred T. May

/s/William J. Morrison                               March 27, 1998      Director
--------------------------------------               --------------
William J. Morrison

                               INDEX TO EXHIBITS

23.0     Consent to Use Report of Independent Certified Public Accountants

27.0     Financial Data Schedule