Form 10-K405/A
period 1997-12-31
REPUBLIC BANCSHARES INC
filed 1998-04-13
CIK 1005501

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

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

As of March 13, 1998, there were 7,047,812 shares of the Registrant's Common Stock, par value $2.00 per share, issued and outstanding. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $72,093,352.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Parts I, II, III, and IV of this report.

                      [This page intentionally left blank]

                                EXPLANATORY NOTE

The undersigned Registrant hereby files this Amendment No. 1 to correct the aggregate market value of voting stock held by non-affiliates of the Registrant as set forth on the front cover, and to amend Item 6 - Selected Consolidated Financial Data and Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K, of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.



                   [Balance of page intentionally left blank]

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1994, 1995, 1996, and 1997, the seven-month period ended December 31, 1993, and the five-month period ended May 31, 1993 were derived from the audited consolidated financial statements. The FFO Merger, completed on September 19, 1997, was accounted for as a corporate reorganization in which the majority stockholders' interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. This accounting treatment required that all prior period financial information be restated as if the FFO Merger had been completed in those previous years. The Company's financial information will differ, in some cases substantially, from financial information presented prior to completion of the FFO Merger. Financial data at and for the period ended May 31, 1993, is not restated to reflect the FFO merger as the change in control did not occur until May 28, 1993. Comparison of financial results presented herein to financial information in the Company's previously-issued financial reports may be misleading. In light of the significant mark-to-market adjustments and other adjusting entries to its financial statements that were made following the change in control, management believes that the usefulness of comparisons between (i) the financial statements and the financial data derived therefrom as of the dates and for the periods prior to June 1, 1993, and (ii) the financial statements and the financial data derived therefrom as of the dates and for the periods since June 1, 1993, may be limited. In addition, subsequent to consummation of the initial public offering and the Purchase and Assumption in December 1993, the Company has operated in a significantly different manner from that which it had previously operated. Accordingly, the financial results for periods prior to the Purchase and Assumption differ significantly from periods since then. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information presented elsewhere.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                    - TABLE 1
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       Years Ended December 31,
                                                  --------------------------------------------------------------------
OPERATING DATA:                                       1997               1996               1995               1994
===============                                   -----------        -----------        -----------        -----------

 Interest income ............................     $   108,457        $    88,944        $    77,593        $    53,997
 Interest expense ...........................          54,923             44,949             40,112             24,423
                                                  -----------        -----------        -----------        -----------
 Net interest income ........................          53,534             43,995             37,481             29,574
 Loan loss provision ........................           2,628              2,582              2,162                172
                                                  -----------        -----------        -----------        -----------
 Net interest income after ..................          50,906             41,413             35,319             29,402
     loan loss provision
 Other noninterest income ...................          25,031              6,745              5,353              5,099
 Gain on sale of ORE held for investment ....               -              1,207                  -                  -
 General and administrative .................          57,484             36,829             30,963             23,678
   ("G&A") expenses
 Merger expenses ............................           1,144                  -                  -                  -
 SAIF special assessment ....................               -              4,005                  -                  -
 Provision for losses on ORE ................             530                111                  -                  -
 Other noninterest expense ..................             273               (490)               902              4,216
 Amort. of goodwill & premium                             464                491                450              1,269
                                                  -----------        -----------        -----------        -----------
    on deposits .............................
 Net income before income taxes, negative
    goodwill accretion & minority interest ..          16,042              8,419              8,357              5,338
 Accretion of negative goodwill .............               -                  -              1,578              2,705
                                                  -----------        -----------        -----------        -----------
 Net income before income taxes                        16,042              8,419              9,935              8,043
     & minority interest ....................
 Income tax (expense) benefit ...............          (6,096)            (3,035)            (2,516)              (702)
 Minority interest in income from                        (701)                 -                  -                  -
    subsidiary trust ........................
 Minority interest in FFO Financial, Inc. ...            (674)              (505)              (503)              (131)
                                                  -----------        -----------        -----------        -----------
 Net income .................................     $     8,571        $     4,879        $     6,916        $     7,210
                                                  ===========        ===========        ===========        ===========
 Earnings per share - diluted ...............     $      1.21        $      0.74        $      1.10        $      1.28
                                                  ===========        ===========        ===========        ===========
 Weighted average shares                            7,301,499          6,626,604          6,261,368          5,632,437
                                                  ===========        ===========        ===========        ===========
    outstanding - diluted ...................
 Earnings per share - basic .................     $      1.40        $      0.83        $      1.26        $      1.48
                                                  ===========        ===========        ===========        ===========
 Weighted average shares                            6,128,014          5,857,174          5,491,250          4,868,211
                                                  ===========        ===========        ===========        ===========
    outstanding - basic .....................
BALANCE  SHEET DATA:
====================
 Total assets ...............................     $ 1,552,405        $ 1,224,357        $ 1,103,480        $   879,873
 Investment & mortgage backed securities ....         108,593            161,357            155,345            101,028
 Loans held for sale ........................         151,404             46,593             27,476              7,930
 Loans held in portfolio,                           1,149,731            920,782            831,033            680,604
    net of unearned income ..................
 Allowance for loan losses ..................          20,776             18,747             20,048             15,272
 Goodwill & premium on deposits .............           4,855                527              1,017                820
 Deposits ...................................       1,361,312          1,114,907            992,041            794,717
 Stockholders' equity .......................          95,531             68,178             63,833             47,618
 Book value per share (dollars) .............           12.27              10.32               9.65               8.16
SELECTED FINANCIAL RATIOS:
==========================
 Return on average assets ...................            0.63%              0.43%              0.68%              0.90%
 Return on average equity ...................           11.44               7.41              12.62              16.73
 Equity to assets ...........................            6.15               5.57               5.78               5.41
 Equity to assets minority interest                      8.01               5.57               5.78               5.41
    in preferred subsidiary .................
 Net interest spread ........................            3.71               3.63               3.65               3.87
 Net interest margin ........................            4.18               4.02               3.95               4.06
 G & A expense to average assets ............            4.26               3.21               3.06               2.95
 G & A efficiency ratio .....................           73.17              72.58              72.29              68.29
 Loan/deposit ratio .........................           84.46              82.59              83.77              85.64
 Nonperforming loans to loans ...............            2.36               2.12               2.18               2.44
 Nonperforming assets to total assets .......            2.20               2.27               2.78               3.96
 Loan loss allowance to loans ...............            1.81               2.04               2.40               2.24
 Loan loss allowance to nonperforming loans:
  Originated portfolio ......................           93.66              73.15             106.51             177.30
  March 1995 purchase .......................          373.91             488.78             647.83                N/A
  Crossland portfolio .......................          421.88             126.12              41.77              23.73
  Other purchased portfolios ................           22.28              89.80              41.84              82.99
  Total portfolio loans .....................           76.51              96.03             110.73              91.98
OTHER DATA (AT PERIOD-END):
===========================
  Number of branches ........................              45                 43                 43                 31
  Number of full time equivalent employees ..           1,045                795                573                451

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
                                    - TABLE 2
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Seven Months Ended     Five Months Ended
                                                              December 31, 1993        May 31, 1993
                                                             ------------------     -----------------
OPERATING DATA:
===============
Interest income .......................................         $    11,885              $     4,848
Interest expense ......................................               5,120                    1,970
                                                                -----------              -----------
Net interest income ...................................               6,765                    2,878
Loan loss provision ...................................               3,222                      379
                                                                -----------              -----------
Net interest income after loan loss provision .........               3,543                    2,499
Other noninterest income ..............................                   -                      743
General and administrative (G&A) expenses .............               6,481                    2,699
Provision for losses on ORE ...........................                   -                    1,214
Other noninterest expense .............................                 331                      443
                                                                -----------              -----------
Net income before income taxes, negative                             (1,592)                  (1,114)
  goodwill accretion & minority interest ..............
Accretion of negative goodwill ........................               1,578                        -
                                                                -----------              -----------
Net income before income taxes                                          (14)                  (1,114)
  & minority interest .................................
Income tax (expense) benefit ..........................               2,844                        -
Minority interest in FFO ..............................                (197)                       -
                                                                -----------              -----------
   Net income .........................................         $     2,633              $    (1,114)
                                                                ===========              ===========
Earnings(loss) per share-diluted ......................         $      1.01              $     (1.00)
                                                                ===========              ===========
Weighted average shares outstanding-diluted ...........           2,594,923                1,117,192
                                                                ===========              ===========
Earnings(loss) per share-basic ........................         $      1.10              $     (1.11)
                                                                ===========              ===========
Weighted average shares outstanding-basic .............           2,398,066                1,002,794
                                                                ===========              ===========
BALANCE SHEET DATA:
===================
Total assets ..........................................         $   780,711              $   168,741
Investment and mortgage backed securities .............              74,042                   27,433
Loans held for sale ...................................              11,346                        -
Loans held in portfolio, net of unearned income .......             479,600                  111,292
Allowance for loan losses .............................              15,872                    1,866
Deposits ..............................................             705,584                  153,660
Negative goodwill .....................................               4,283                    5,861
Stockholders' equity ..................................              34,003                    8,058
Book value per share (dollars) ........................                6.11                      N/A
SELECTED FINANCIAL RATIOS:
==========================
Return on average assets ..............................                0.97%                   (1.61)%
Return on average equity ..............................               36.97                   (21.75)
Equity to assets ......................................                4.36                     4.78
Net interest spread ...................................                3.88                     4.21
Net interest margin ...................................                4.30                     4.66
G&A expense to average assets .........................                2.38                     6.28
G&A efficiency ratio ..................................               76.77                    74.54
Loan/deposit ratio ....................................               67.97                    72.43
Nonperforming loans to loans ..........................                4.03                     2.27
Nonperforming assets to total assets ..................                5.66                     5.89
Loan loss allowance to loans ..........................                3.31                     1.68
Loan loss allowance to nonperforming loans:
Originated portfolio ..................................              129.06                    73.03
CrossLand portfolio ...................................               39.88                      N/A
Total portfolio loans .................................               82.20                    73.03
OTHER DATA (AT PERIOD-END):
===========================
Number of branches ....................................                  29                        7
Number of full time equivalent employees ..............                 373                       96

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

(b) No report on Form 8-K has been filed during fiscal year ending December 31, 1997. (c) Exhibits:

         3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         3.2      By-laws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         10.1 Purchase and Assumption Agreement relating to the Florida Branches, between NationsBank Corporation and the Company, dated December 15, 1997.
         10.2 Purchase and Assumption Agreement relating to the Georgia Branch, between NationsBank Corporation and the Company, dated December 15, 1997.
         21.0     List of Subsidiaries
         23.1     Consent of Arthur Andersen LLP.
         27.0     Financial Data Schedule.+ (for SEC use only)

----------------------
+  Previously Filed

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




Tampa, Florida
March 13, 1998

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 1997 AND 1996
                       ($ in thousands, except par values)

                                                                                            December 31,
                                                                                    --------------------------
                                                                                        1997            1996
                                                                                    ----------     -----------
                                      ASSETS
                                      ------
Cash and due from banks ........................................................    $   45,998     $    34,109
Interest bearing deposits in banks .............................................           671          11,783
Federal funds sold .............................................................        33,000           8,000
Investment securities:
Available for sale .............................................................        16,080          74,397
   Trading .....................................................................             -           4,032
Mortgage-backed securities:
   Held  to maturity ...........................................................             -          15,343
   Available for sale ..........................................................        55,467          62,037
   Trading .....................................................................        37,046           5,548
FHLB stock .....................................................................         8,148           7,209
Loans held for sale ............................................................       151,404          46,593
Loans, net of allowance for loan losses ........................................     1,128,955         902,035
Premises and equipment, net ....................................................        33,303          25,039
Other real estate owned acquired through foreclosure, net ......................         6,997           8,162
Accrued interest receivable ....................................................         9,611           7,160
Goodwill and premium on deposits ...............................................         4,855             527
Other assets ...................................................................        20,870          12,383
                                                                                    ----------     -----------
      Total assets .............................................................    $1,552,405     $ 1,224,357
                                                                                    ==========     ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
Liabilities:
   Deposits-
      Noninterest-bearing checking .............................................    $   93,843     $    64,363
      Interest checking ........................................................       137,240          87,639
      Money market .............................................................        30,389          32,665
      Savings ..................................................................       291,604         303,932
      Time deposits ............................................................       808,236         626,308
                                                                                    ----------     -----------
          Total deposits .......................................................     1,361,312       1,114,907
Securities sold under agreements to repurchase .................................        19,654          15,372
FHLB advances ..................................................................        35,000           7,000
Subordinated debt ..............................................................             -           6,000
Other liabilities ..............................................................        12,158           6,479
                                                                                    ----------     -----------
          Total liabilities ....................................................     1,428,124       1,149,758
                                                                                    ----------     -----------

Company-obligated mandatorily redeemable capital ...............................        28,750               -
                                                                                    ----------     -----------
   securities of subsidiary trust holding soley junior
   subordinated debentures of the Company
Minority interest in F.F.O. Financial Group, Inc. ..............................             -           6,421
                                                                                    ----------     -----------
Stockholders' equity:
   Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
   75,000 shares issued and outstanding:
   Liquidation preference $6,600 at December 31, 1997 and 1996 .................         1,500           1,500
Common stock ($2.00 par, 20,000,000 shares authorized, 7,035,886 and ...........        14,072          11,708
   5,854,414 shares issued and outstanding at December 31, 1997 and
   1996, respectively)
Capital surplus ................................................................        50,322          34,225
Retained earnings ..............................................................        29,155          20,847
Net unrealized gain (losses) on available-for-sale securities, .................           482            (102)
                                                                                    ----------     -----------
   net of tax effect
   Total stockholders' equity ..................................................        95,531          68,178
                                                                                    ----------     -----------
   Total liabilities and stockholders' equity ..................................    $1,552,405     $ 1,224,357
                                                                                    ==========     ===========



         The accompanying notes are an integral part of these consolidated balance sheets.

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FOR THE YEARS ENDED DECEMBER 31
                                                               --------------------------------------------
                                                                    1997              1996           1995
                                                               --------------------------------------------
INTEREST INCOME:
Interest and fees on loans .................................   $    97,810       $    78,955    $    67,746
     Interest on investment securities .....................         2,155             2,097          3,171
     Interest on mortgage-backed securities ................         5,252             5,375          2,869
     Interest on trading securities ........................            59                 -              -
     Interest on federal funds sold ........................         2,447             1,714          3,117
     Interest on other investments .........................           734               803            690
                                                               -----------       -----------    -----------
   Total interest income ...................................       108,457            88,944         77,593
                                                               -----------       -----------    -----------
INTEREST EXPENSE:
     Interest on deposits ..................................        52,311            44,136         39,822
     Interest on FHLB advances .............................         1,169               365            163
     Interest on subordinated debt .........................           392                 5              -
     Interest on other borrowings ..........................         1,051               443            127
                                                               -----------       -----------    -----------
               Total interest expense ......................        54,923            44,949         40,112
                                                               -----------       -----------    -----------
               Net interest income .........................        53,534            43,995         37,481
PROVISION FOR LOAN LOSSES ..................................         2,628             2,582          2,162
                                                               -----------       -----------    -----------
 Net interest income after provision for possible
   loan losses .............................................        50,906            41,413         35,319
                                                               -----------       -----------    -----------
NONINTEREST INCOME:
     Income from mortgage banking activities ...............        15,159               852              -
     Gain on sale of loans .................................         1,491               144            210
     Service charges and fees on deposits ..................         3,358             2,847          2,644
     Loan fee income .......................................         1,394             1,327          1,019
     Gain on sale of ORE -- held for investment ............             -             1,207              -
     Gain on sale of securities, net .......................         1,308               261            322
     Other operating income ................................         2,321             1,314          1,138
                                                               -----------       -----------    -----------
               Total noninterest income ....................        25,031             7,952          5,353
NONINTEREST EXPENSES:
Salaries and employee benefits .............................        27,253            18,505         15,294
Net occupancy expense ......................................         8,118             6,381          5,025
Data processing fees .......................................         2,605             2,119          1,716
   FDIC and state assessments ..............................           824             1,606          2,212
Other operating expense ....................................        18,684             8,218          6,716
                                                               -----------       -----------    -----------
Total general and administrative expenses ..................        57,484            36,829         30,963
Merger expenses ............................................         1,144                 -              -
SAIF special assessment ....................................             -             4,005              -
Provisions for losses on ORE ...............................           530               111            240
ORE expense, net of ORE income .............................           273              (490)           662
Amortization of goodwill & premium on deposits .............           464               491            450
                                                               -----------       -----------    -----------
Total noninterest expenses .................................        59,895            40,946         32,315
                                                               -----------       -----------    -----------
Income before negative goodwill accretion, income taxes ....        16,042             8,419          8,357
   and minority interest
Negative goodwill accretion ................................             -                 -          1,578
Income tax provision .......................................        (6,096)           (3,035)        (2,516)
Minority interest in income from subsidiary trust ..........          (701)                -              -
Minority interest in F.F.O .................................          (674)             (505)          (503)
                                                               -----------       -----------    -----------
NET INCOME .................................................   $     8,571       $     4,879    $     6,916
                                                               ===========       ===========    ===========
PER SHARE DATA:
Net income per common and common equivalent share-diluted ..   $      1.21       $        74    $      1.10
                                                               ===========       ===========    ===========
Weighted average common and common equivalent shares
outstanding - diluted ......................................     7,301,499         6,626,604      6,261,368
                                                               ===========       ===========    ===========
Net income per common share-basic ..........................   $      1.40       $       .83    $      1.26
                                                               ===========       ===========    ===========
Weighted average common shares outstanding-basic ...........     6,128,014         5,857,174      5,491,250
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



                                                                                                                 NET
                                                                                                          UNREALIZED
                              PERPETUAL PREFERRED                                                              GAINS
                              Convertible Stock                                                              (LOSSES)
                              -------------------          COMMON STOCK                                 ON AVAILABLE
                                   SHARES                     SHARES                CAPITAL    RETAINED     FOR SALE
                                   ISSUED         AMOUNT      ISSUED     AMOUNT     SURPLUS    EARNINGS    SECURITIES       TOTAL
                                   ------         ------      ------     ------     -------    --------    ----------       -----

BALANCE, DECEMBER 31, 1994              75,000   $ 1,500   5,082,782    $ 10,166    $ 26,843    $  9,577     $(549)      $ 47,537

Net income                                  --        --          --          --          --       6,918         --         6,918
Net unrealized gains on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --        651           651
Issuance of common stock                    --        --     800,000       1,600       7,537          --         --         9,137
Exercise of stock options                   --        --       3,170           6          23          --         --            29
Dividends on preferred stock                                                                        (263)                    (263)
Net change in minority interest             --        --     (23,200)        (47)       (129)         --         --          (176)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------

BALANCE, DECEMBER 31, 1995              75,000     1,500   5,862,752      11,725      34,274      16,232        102        63,833

Net income                                  --        --          --          --          --       4,879         --         4,879
Net unrealized loss on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --       (204)         (204)
Dividends on preferred stock                --        --          --          --          --        (264)        --          (264)
Net change in minority interest             --        --      (8,338)        (17)        (49)         --         --           (66)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------

BALANCE, DECEMBER 31, 1996              75,000     1,500   5,854,414      11,708      34,225      20,847       (102)       68,178


Net income                                  --        --          --          --          --       8,571         --         8,571
Net unrealized gains on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --        584           584
Exercise of stock options                   --        --      21,300          43         197          --         --           240
Net change in minority interest             --        --      (2,537)         (5)       (487)         --         --          (492)
Issuance of common stock in
   merger transaction                       --        --     826,709       1,654      11,211          --         --        12,865
Conversion of subordinated
   debentures                               --        --     336,000         672       5,176          --         --         5,848
Dividends on preferred stock                --        --          --          --          --        (263)        --          (263)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------
BALANCE, DECEMBER 31, 1997              75,000   $ 1,500   7,035,886    $ 14,072    $ 50,322    $ 29,155    $   482      $ 95,531
                                    ==========   =======  ==========    ========    ========    ========    =======      ========





  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                                          1997           1996           1995
                                                                   -----------------------------------------
INTEREST INCOME:
Interest and fees on loans ................................        $    97,810    $    78,955    $    67,746
     Interest on investment securities ....................              2,155          2,097          3,171
     Interest on mortgage-backed securities ...............              5,252          5,375          2,869
     Interest on trading securities .......................                 59             --             --
     Interest on federal funds sold .......................              2,447          1,714          3,117
     Interest on other investments ........................                734            803            690
                                                                   -----------    -----------    -----------
   Total interest income ..................................            108,457         88,944         77,593
                                                                   -----------    -----------    -----------
INTEREST EXPENSE:
     Interest on deposits .................................             52,311         44,136         39,822
     Interest on FHLB advances ............................              1,169            365            163
     Interest on subordinated debt ........................                392              5             --
     Interest on other borrowings .........................              1,051            443            127
                                                                   -----------    -----------    -----------
               Total interest expense .....................             54,923         44,949         40,112
                                                                   -----------    -----------    -----------
               Net interest income ........................             53,534         43,995         37,481
PROVISION FOR LOAN LOSSES .................................              2,628          2,582          2,162
                                                                   -----------    -----------    -----------
 Net interest income after provision for possible .........             50,906         41,413         35,319
                                                                   -----------    -----------    -----------
   loan losses
NONINTEREST INCOME:
     Income from mortgage banking activities ..............             15,159            852             --
     Gain on sale of loans ................................              1,491            144            210
     Service charges and fees on deposits .................              3,358          2,847          2,644
     Loan fee income ......................................              1,394          1,327          1,019
     Gain on sale of ORE -- held for investment ...........                 --          1,207             --
     Gain on sale of securities, net ......................              1,308            261            322
     Other operating income ...............................              2,321          1,314          1,138
                                                                   -----------    -----------    -----------
               Total noninterest income ...................             25,031          7,952          5,353
NONINTEREST EXPENSES:
Salaries and employee benefits ............................             27,253         18,505         15,294
Net occupancy expense .....................................              8,118          6,381          5,025
Data processing fees ......................................              2,605          2,119          1,716
   FDIC and state assessments .............................                824          1,606          2,212
 Other operating expense ..................................             18,684          8,218          6,716
                                                                   -----------    -----------    -----------
Total general and administrative expenses .................             57,484         36,829         30,963
 Merger expenses ..........................................              1,144             --             --
 SAIF special assessment ..................................                 --          4,005             --
 Provisions for losses on ORE .............................                530            111            240
 ORE expense, net of ORE income ...........................                273           (490)           662
Amortization of goodwill & premium on deposits ............                464            491            450
                                                                   -----------    -----------    -----------
Total noninterest expenses ................................             59,895         40,946         32,315
                                                                   -----------    -----------    -----------
Income before negative goodwill accretion, income taxes ...             16,042          8,419          8,357
   and minority interest
Negative goodwill accretion ...............................                 --             --          1,578
Income tax provision ......................................             (6,096)        (3,035)        (2,516)
Minority interest in income from subsidiary trust .........               (701)            --             --
Minority interest in F.F.O ................................               (674)          (505)          (503)
                                                                   -----------    -----------    -----------
NET INCOME ................................................        $     8,571    $     4,879    $     6,916
                                                                   ===========    ===========    ===========
PER SHARE DATA:
Net income per common and common equivalent share-diluted..        $      1.21    $        74    $      1.10
                                                                   ===========    ===========    ===========
Weighted average common and common equivalent shares ......          7,301,499      6,626,604      6.261,368
outstanding - diluted .....................................        ===========    ===========    ===========
Net income per common share-basic .........................        $      1.40    $       .83    $      1.26
                                                                   ===========    ===========    ===========
Weighted average common  shares outstanding-basic .........          6,128,014      5,857,174      5,491,250
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



                                                                                                                 NET
                                                                                                          UNREALIZED
                              Perpetual Preferred                                                              GAINS
                              Convertible Stock                                                              (LOSSES)
                              -------------------          Common Stock                                 ON AVAILABLE
                                   SHARES                     SHARES                CAPITAL    RETAINED     FOR SALE
                                   Issued         Amount      Issued     Amount     Surplus    Earnings    Securities       Total
                                   ------         ------      ------     ------     -------    --------    ----------       -----

BALANCE, DECEMBER 31, 1994              75,000   $ 1,500   5,082,782    $ 10,166    $ 26,843    $  9,577     $(549)      $ 47,537

Net income                                  --        --          --          --          --       6,918         --         6,918
Net unrealized gains on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --        651           651
Issuance of common stock                    --        --     800,000       1,600       7,537          --         --         9,137
Exercise of stock options                   --        --       3,170           6          23          --         --            29
Dividends on preferred stock              (263)     (263)
Net change in minority interest             --        --     (23,200)        (47)       (129)         --         --          (176)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------

BALANCE, DECEMBER 31, 1995              75,000     1,500   5,862,752      11,725      34,274      16,232        102        63,833

Net income                                  --        --          --          --          --       4,879         --         4,879
Net unrealized loss on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --       (204)         (204)
Dividends on preferred stock                --        --          --          --          --        (264)        --          (264)
Net change in minority interest             --        --      (8,338)        (17)        (49)         --         --           (66)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------

BALANCE, DECEMBER 31, 1996              75,000     1,500   5,854,414      11,708      34,225      20,847       (102)       68,178


Net income                                  --        --          --          --          --       8,571         --         8,571
Net unrealized gains on
available-for-sale securities,
net of tax effect                           --        --          --          --          --          --        584           584
Exercise of stock                           --        --      21,300          43         197          --         --           240
options
Net change in minority                      --        --      (2,537)         (5)       (487)         --         --          (492)
interest
Issuance of common stock in
   merger transaction                       --        --     826,709       1,654      11,211          --         --        12,865
Conversion of subordinated
   debentures                               --        --     336,000         672       5,176          --         --         5,848
Dividends on preferred stock                --        --          --          --          --        (263)        --          (263)
                                    ----------   -------  ----------    --------    --------    --------    -------      --------
BALANCE, DECEMBER 31, 1997              75,000   $ 1,500   7,035,886    $ 14,072    $ 50,322    $ 29,155    $   482      $ 95,531
                                    ==========   =======  ==========    ========    ========    ========    =======      ========





  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)


                                                                           FOR THE YEARS ENDED
                                                                               DECEMBER  31,
                                                                  -----------------------------------
                                                                     1997         1996         1995
                                                                     ----         ----         ----
OPERATING ACTIVITIES:
Net income ....................................................   $   8,571    $   4,879    $   6,916

Reconciliation of net income to net cash (used in)
  provided by operating activities:
Provision for loan and ORE losses .............................       3,235        2,693        2,402
Depreciation and amortization, net ............................       5,297       (1,165)         592
Amortization of premium (accretion) of fair value, net ........         918          712       (1,111)
Gain on sale of loans .........................................     (16,500)        (996)        (210)
Gain on sale of investment securities .........................        (724)        (457)         (93)
Gain on sale of other real estate owned .......................         (27)      (1,810)         (39)
Capitalization of mortgage servicing ..........................      (6,826)      (1,741)          --
Loss (gain) on disposal of premises and equipment .............          14           (2)          --
Net decrease (increase) in deferred tax benefit ...............      (3,768)        (755)         (12)
Net (increase) decrease in other assets .......................      (4,339)       1,803       (4,027)
Net increase (decrease) in other liabilities ..................       4,554       (1,248)       1,800
                                                                  ---------    ---------    ---------
Net cash (used in) provided by operating activities ...........     (11,430)       1,919        6,218
                                                                  ---------    ---------    ---------
INVESTING ACTIVITIES:
Proceeds from excess of deposit liabilities assumed on assets
   acquired, net of cash acquired .............................       7,223           --           --
Proceeds from sales and maturities of:
   Investment securities held to maturity .....................          --        7,000       36,526
Investment securities available for sale ......................     126,544      109,218       11,727
Mortgage-backed securities held to maturity ...................          --       15,455           --
Mortgage-backed securities available for sale .................      50,627        6,393        9,732
 Mortgage-backed securities in trading portfolio ..............       2,764       13,496           --
Purchase of investment securities available for sale ..........     (66,771)    (156,036)     (68,187)
Purchase of mortgage backed securities in trading portfolio ...      (4,468)     (20,105)     (16,106)
Principal repayment on mortgage backed securities .............       9,809       25,606        3,073
Purchase of FHLB stock ........................................        (131)      (1,155)      (2,248)
Net increase in loans .........................................    (324,605)    (118,650)    (203,262)
Purchase of premises and equipment ............................      (9,993)      (2,379)      (6,783)
Proceeds from sale of other real estate owned .................       4,739       10,271       10,623
Investments in other real estate owned (net) ..................       2,276          101          315
                                                                  ---------    ---------    ---------
Net cash used in investing activities .........................    (201,986)    (110,785)    (224,590)
                                                                  ---------    ---------    ---------
FINANCING ACTIVITIES:
Net increase in deposits ......................................     177,540      122,866      197,316
Net increase in repurchase agreements .........................       4,282       12,301          991
Proceeds from issuance of subordinated debt ...................          --        6,000           --
Net change of minority interest in FFO ........................         645           --           --
Proceeds from issuance of common stock ........................         240           --        9,166
Proceeds from issuance of minority interest in trust subsidiary      28,750           --           --
Proceeds from FHLB advances ...................................      28,000      (23,000)       8,600
Dividends on perpetual preferred stock ........................        (264)        (264)        (263)
                                                                  ---------    ---------    ---------
Net cash provided by financing activities .....................     239,193      117,903      215,810
                                                                  ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...........................................      25,777        9,037       (2,562)
CASH AND CASH EQUIVALENTS, beginning of year ..................      53,892       44,855       47,417
                                                                  ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year ........................   $  79,669    $  53,892    $  44,855
                                                                  =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the year for interest ...................   $  47,342    $  45,080    $  39,376
     Cash paid during the year for income taxes ...............       5,674        4,010        2,066
     Noncash transactions:
     Conversion of subordinated debt ..........................       5,888           --           --
     Stock issued for minority interest in FFO ................       5,307           --           --

  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.  BUSINESS:

BASIS OF PRESENTATION AND ORGANIZATION
The consolidated financial statements of Republic Bancshares, Inc. (the Company) include the accounts of the Company, RBI Capital Trust I, Republic Insurance Agency, Inc., and Republic Bank (the "Bank") and the Bank's wholly-owned subsidiaries, RBREO, Inc., Tampa Bay Equities, Inc., and VQH Development, Inc. restated for the acquisition of FFO Financial Group, Inc. as discussed below. All significant intercompany accounts and transactions have been eliminated. On November 21, 1995, the Bank's Board of Directors approved for shareholder consideration an Amended and Restated Plan of Share Exchange and Reorganization (the "Reorganization") under which the Bank became a wholly-owned subsidiary of Company. On the effective date and time of the Reorganization, all holders of shares of the Bank's Common and Preferred Stock -- at the November 30, 1995, record date -- received one share of Company Common Stock for each share of the Bank's Common Stock held and one share of Company Preferred Stock for each share of the Bank's Preferred Stock held. Holders of outstanding options to purchase or acquire the Bank's Common Stock received options to purchase an equal number of shares of Company Common Stock. All necessary governmental and shareholder approvals for the Reorganization were received. The Company's primary source of income is from its banking subsidiary which operates 46 branches throughout west central Florida. The Bank's primary source of revenue is derived from net interest income on loans and investments and income from mortgage banking activities.

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


                                                               Years Ended December 31,
                                                             ----------------------------
Net Interest Income:                                              1996            1995
                                                             ------------   -------------
As previously reported:

Republic Bancshares, Inc.................................... $      34,021  $      27,862
F.F.O. Financial Group, Inc.................................         9,974          9,619
                                                             -------------  -------------
Combined as restated........................................ $      43,995  $      37,481
                                                             =============  =============
Net Income:
As previously reported:
Republic Bancshares, Inc.................................... $       3,784  $        5,777
F.F.O. Financial Group, Inc.................................         1,600           1,646
Minority interest decrease..................................          (505)           (503)
                                                             -------------  --------------
Combined as restated........................................ $       4,879  $        6,916
                                                             =============  ==============

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


                                                 1997       1996     1995
                                               -------    -------    -----
Balance, beginning of year                     $ 1,968    $   113    $  --
Rights acquired through Firstate acquisition       225         --       --
Capitalized servicing assets                     5,504      1,923      117
Amortization                                      (572)       (68)      (4)
                                               -------    -------    -----
Balance, end of year                           $ 7,125    $ 1,968    $ 113
                                               =======    =======    =====
Fair Value of assets                           $ 7,505    $ 2,289    $ 113
                                               =======    =======    =====


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

As of December 31, 1996, $19.2 million of loans were considered impaired by the Company. Approximately $16.9 million of these loans required valuation allowances, totaling $2.9 million, which were included within the overall allowance for loan losses at December 31, 1996.

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

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS
The FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which was effective for the Company's fiscal year beginning January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the asset and its eventual disposition is less than the carrying amount of the asset, an impairment loss is recognized. SFAS No. 121 also requires that certain assets to be disposed of be measured at the lower of carrying amount or the net realizable value. The impact of adopting SFAS No. 121 upon the results of operations of the Company was not material.

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

CASH EQUIVALENTS
For purposes of preparing the Consolidated Statements of Cash Flows, cash equivalents are defined to include cash and due from banks, interest-bearing deposits in banks, and federal funds sold.

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

3.  INVESTMENT SECURITIES:

The Company's investment securities consisted primarily of U.S. Treasury Bills, Notes, and Agencies. The investment securities of the Company at December 31, 1997 and 1996, are summarized as follows (in thousands):


                                                 Amortized   Unrealized      Unrealized     Market
                                                   Cost        Gains           Losses        Value
                                                   ----        -----           ------        -----
AT DECEMBER 31, 1997:
Available-for-sale securities:
 U.S. Government Treasuries ................     $10,512     $      9         $        --    $10,521
 U.S. Agencies .............................       4,000           14                  --      4,014
  Revenue bond .............................       1,545           --                  --      1,545
                                                 -------     --------         -----------    -------
Total U.S. Treasuries & Federal Agency Notes     $16,057     $     23         $        --    $16,080
                                                 =======     ========         ===========    =======

AT DECEMBER 31, 1996:
Available-for-sale securities:
 U.S. Government Treasuries ................     $72,905     $     --         $       (53)   $72,852
 Revenue Bond ..............................       1,545           --                  --      1,545
                                                 -------     --------         -----------    -------
   Total available for sale ................      74,450           --                 (53)    74,397
Trading securities:
 U.S. Agencies .............................       4,000           32                  --      4,032
                                                 -------     --------         -----------    -------
Total U.S. Treasuries & Federal Agency Notes     $78,450     $     32         $       (53)   $78,429
                                                 =======     ========         ===========    =======

                                                              1997            1996
                                                              ----            ----
BOOK VALUE AT DECEMBER 31:
 Available-for-sale securities:                            $  16,080       $  74,397
 Trading Securities    ..............................             --           4,032
                                                           ---------       ---------
    Total U.S. Treasuries & Federal Agency Notes.....      $  16,080       $  78,429
                                                           =========       =========


The amortized cost and estimated market value of investment securities at December 31, 1997, by contractual maturity are shown below (in thousands):

                                             Available-for-Sale
                                     --------------------------------
                                                 Estimated   Weighted
                                     Amortized     Market     Average
                                        Cost       Value       Yield
                                     ---------   ---------   --------
Due in 1 year or less .............. $10,512     $10,521        5.68%
Due after 1 year through 5 years ...   1,545       1,545        8.60
Due after 5 years ..................   4,000       4,014        7.45
                                     -------     -------
Total .............................. $16,057     $16,080        6.40%
                                     =======     =======


Proceeds from sales of U.S. Treasury and Federal Agency Notes during the years ended 1997, 1996 and 1995, were $55,092,000, $7,545,000, and $2,972,000, respectively. Gross losses of $7,109, $0, and $27,891 were realized for the years ended December 31, 1997, 1996 and 1995. Gross gains of $193,218, $45,404, and $0,

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

At December 31, 1997, all MBS securities available for sale were scheduled to reprice in one year or less. The amortized cost and estimated market value of the MBS portfolio at December 31, 1997, by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities as a result of prepayments of the underlying mortgages:


                                                       Amortized            Estimated          Weighted
                                                         Cost                Market            Average
                                                         ----                 Value              Yield
                                                                            ---------          --------
Due 5 - 10 years..................................... $        716          $     724             7.39%
Due after 10 years...................................       90,570             91,789             6.86%
                                                      ------------          ---------
Total................................................ $     91,286          $  92,513             6.87%
                                                      ============          =========



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

5.  LOANS AND LOANS HELD FOR SALE:

Loans and loans held for sale at December 31, 1997 and 1996, are summarized as follows (in thousands):

                                                                                  1997           1996
                                                                                  ----           ----
Real estate mortgage loans:
One-to-four family residential ..........................................     $   644,235      $ 494,955
Multi-family residential ................................................          86,835         90,745
Commercial real estate ..................................................         265,153        224,715
Construction/land development ...........................................          50,203         42,206
Home equity loans .......................................................          44,389         23,622
Commercial loans ........................................................          36,515         37,626
Consumer loans ..........................................................          26,072         21,845
Other loans .............................................................             442          1,294
                                                                              -----------      ---------
Total gross portfolio loans .............................................       1,154,031        937,008
Less-allowance for loan losses ..........................................         (20,776)       (18,747)
Less-undisbursed loans in process .......................................              --        (10,824)
Less-premiums and unearned discounts on loans purchased .................          (3,273)        (4,731)
Less-unamortized loan fees ..............................................          (1,027)          (671)
                                                                              -----------      ---------
Total loans held for portfolio ..........................................       1,128,955        902,035
Residential loans held for sale .........................................         151,404         46,593
                                                                              -----------      ---------
Total loans .............................................................     $ 1,280,359      $ 948,628
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

6.  ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows (in thousands):


                                             For the Years Ended December 31,
                                            ----------------------------------

                                                1997       1996         1995
                                                ----       ----         ----
  BALANCE, beginning of year .............  $ 18,747    $ 20,048      $ 15,272

Provision for possible loan losses .......     2,628       2,582         2,162
Allowance from Firstate acquisition ......       132          --            --
Discount on purchased loans allocated
to (from) allowance for loan losses ......        39      (1,732)        7,658
Loans charged off ........................    (1,003)     (2,448)       (5,536)
Recoveries of loans charged off ..........       223         297           492
                                            --------    --------      --------

  BALANCE, end of year ...................  $ 20,776    $ 18,747      $ 20,048
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

7.  PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1997 and 1996, included (in thousands):


                                                     1997          1996
                                                   --------      --------
Land ............................................. $  7,202      $  6,249
Buildings and improvements .......................   19,354        14,370
Furniture and equipment ..........................   16,008        12,634
Leasehold improvements ...........................    2,279         1,051
Construction in progress .........................    1,137           268
                                                   --------      --------
Total premises and equipment .....................   45,980        34,572
Less-accumulated depreciation and amortization ...  (12,677)       (9,533)
                                                   --------      --------
Premises and equipment, net ...................... $ 33,303      $ 25,039
                                                   ========      ========



BOOK VALUE AT DECEMBER 31:                                       1997                1996
                                                               --------            --------
Held to maturity securities..........................          $     --            $ 15,343
Available for sale securities........................            55,467              62,037
Trading securities...................................            37,046               5,548
     Total MBS.......................................          $ 92,513            $ 82,928
                                                               ========            ========

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

4. MORTGAGE-BACKED SECURITIES:

Mortgage-backed securities ("MBS"), sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (i) the Government National Mortgage Association ("GNMA"), (ii) the Federal Home Loan Mortgage Corporation ("FHLMC") and (iii) the Federal National Mortgage Association ("FNMA"). During 1997 and 1996 the Company securitized loans with a carrying value of $17,923,000 and $6,282,000, respectively. MBS securities held to maturity are recorded at amortized cost, while securities available-for-sale and trading are recorded at estimated market value. Mortgage-backed securities are summarized as follows (in thousands):

                                                AMORTIZED   UNREALIZED  UNREALIZED    MARKET

                                                  GAINS       GAINS       LOSSES      VALUE
                                                 -------     -------     --------    --------
At December 31, 1997:
---------------------
Available for sale securities:
GNMA securities ............................     $41,395     $    648    $     --    $ 42,043
FHLMC securities ...........................       5,963           --          (9)      5,954
FNMA securities ............................       6,644          104          (2)      6,746
Other MBS securities .......................         716            8          --         724
                                                 -------     --------    --------    --------
     Total MBS available for sale ..........     $54,718     $    760    $    (11)   $ 55,467
                                                 =======     ========    ========    ========
Trading securities:
GNMA securities ............................     $16,346     $    478    $     --    $ 16,824
FNMA Title 1 securities ....................       1,200           --          --       1,200
Republic Bank Owner Trust 1997-1 M2 ........       4,350           --          --       4,350
Republic Bank Owner Trust 1997-1 B .........       4,350           --          --       4,350
Republic Bank Owner Trust 1997-1-
Overcollateralization ......................       2,400           --          --       2,400
Residual interest ..........................       5,845           --          --       5,845
Excess spread interest only strip receivable       2,077           --          --       2,077
                                                 -------     --------    --------    --------
Total MBS trading securities ...............     $36,568     $    478    $     --    $ 37,046
                                                 =======     ========    ========    ========

AT DECEMBER 31, 1996:
Available for sale securities:
Mortgage-backed securities .................     $61,560     $    108    $   (219)   $ 61,449
Collateralized mortgage backed
obligations ................................          --           --          --          --
Excess spread interest only strip receivable         588           --          --         588
                                                 -------     --------    --------    --------
Total MBS available for sale ...............     $62,148     $    108    $   (219)   $ 62,037
                                                 =======     ========    ========    ========
Trading Securities:
Mortgage-backed securities .................     $    --     $     --    $     --    $     --
Collateralized mortgage backed
obligations ................................       5,554           --          (6)      5,548
Excess spread interest only strip receivable          --           --          --          --
                                                 -------     --------    --------    --------
Total MBS trading securities ...............     $ 5,554     $     --    $     (6)   $  5,548
                                                 =======     ========    ========    ========
Held to maturity securities:
Mortgage-backed securities .................     $15,343     $    218    $    (47)   $ 15,514
Collateralized mortgage backed
obligations ................................          --           --          --          --
Excess spread interest only strip receivable          --           --          --          --
                                                 -------     --------    --------    --------
Total MBS securities held to maturity ......     $15,343     $    218    $    (47)   $ 15,514
                                                 =======     ========    ========    ========


                                                                 1997                1996
                                                               --------            --------
BOOK VALUE AT DECEMBER 31:
Held to maturity securities..........................          $     --            $ 15,343
Available for sale securities........................            55,467              62,037
Trading securities...................................            37,046               5,548
                                                               --------            --------
     Total MBS.......................................          $ 92,513            $ 82,928
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

Changes in the valuation allowance for ORE were as follows (in thousands):

                                                  For the Years Ended December 31,
                                                  --------------------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
BALANCE, beginning of year ....................    $ 2,672    $ 2,090    $ 4,043
Provision .....................................        530        111        240
Charge-offs, net ..............................         77        471     (2,193)
                                                   -------    -------    -------
BALANCE, end of year ..........................    $ 3,279    $ 2,672    $ 2,090
                                                   =======    =======    =======


9.                                                   INCOME TAXES:

Income taxes are comprised of the following (in thousands):

                                                 For the Years Ended December 31,
                                                 --------------------------------
                                                     1997       1996       1995
                                                     ----       ----       ----
Current provision .............................    $ 7,991    $ 3,728    $ 2,528
Deferred benefit ..............................     (1,895)      (693)       (12)
                                                   -------    -------    -------
                                                   $ 6,096    $ 3,035    $ 2,516


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

Deferred tax assets and liabilities were comprised of the following at December 31, 1997 and 1996 (in thousands):


                                                                   1997        1996
                                                                   ----        ----
Gross deferred tax assets:
Tax bases over financial bases for loans ...................    $  6,091     $  3,643
    (loan loss allowance and discounts)
Financial amortization of premium over tax amortization ....         701          646
Interest on non-accrual loans ..............................         522          452
Tax bases over financial bases for ORE .....................       1,516        1,346
Net operating losses and tax credit carryforward ...........       2,717        2,039
Mark-to-market-loans held for sale .........................       1,268          232
Other ......................................................         457          149
                                                                --------     --------
   Gross deferred tax asset ................................      13,272        8,507
   Gross deferred tax liabilities ..........................      (3,315)      (2,318)
                                                                --------     --------
   Net deferred tax asset ..................................    $  9,957     $  6,189
                                                                ========     ========



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

Through the merger of FFO, the Company acquired an unrecognized deferred tax liability of approximately $2,700,000 related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, the Company ceases to be a bank, these reserves shall be taken into account ratably over the six taxable year period beginning with such taxable year.

The Company's effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows (in thousands):

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                    1997       1996         1995
                                                    ----       ----         ----

Computed "expected" tax provision .............    $ 5,454    $ 2,862      $3,37
Increase (reduction) of taxes: ................        (20)       (22)       (27)
   Tax-exempt interest income
Valuation allowance ...........................         --         --       (355)
Goodwill amortization .........................        122         --         --
Amortization of excess of fair ................         --         --       (536)
  value over purchase price
State taxes ...................................        578        304        298
Other .........................................        (38)      (109)      (241)
                                                   -------    -------    -------
Total .........................................    $ 6,096    $ 3,035    $ 2,516
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

Maturities and average interest rates of advances from the FHLB as of December 31, 1997 and 1996, were as follows (in thousands):

         Maturities in
         Year Ending          Weighted             Balance at
         December 31,         Average Rate         December 31,
         ------------         ------------    ----------------------
                                              1997             1996
                                              ----------------------
         1997                     6.95%       $     -         $7,000
         1998                     6.50         35,000              -
                                              -------         ------
         TOTAL                 $35,000                        $7,000
                               -------                        ------


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

A summary of financial instruments with off-balance-sheet risk at December 31, 1997, is as follows (in thousands):

                                                                Contractual
                                                                   Amount
                                                                -----------
         Commitments to extend credit............................ $ 76,698
         Unfunded lines of credit................................  156,013
         Commercial and standby letters of credit................   12,168
                                                                  --------
              Total.............................................. $244,879
                                                                  ========

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

COMMITMENTS
The Company has entered into a number of noncancelable operating leases primarily for branch banking locations. At December 31, 1997, minimum rental commitments based on the remaining noncancelable lease terms were as follows (in thousands):

         1998................................................. $ 3,077
         1999.................................................   2,895
         2000.................................................   2,403
         2001.................................................   2,197
         2002.................................................   1,891
         Thereafter...........................................       -
                                                                ------
              Gross operating lease commitments...............  12,463
         Less-sublease rentals................................   (1,60)
              Net operating lease commitments................. $10,843
                                                               =======


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

The table below illustrates the estimated fair value of the Company's financial instruments as of December 31 using the assumptions described above (in thousands):

                                                                                   1997           1996
                                                                                   ----           ----
Cash and due from banks....................................................  $   45,998     $   34,109
                                                                             ==========     ==========
Interest bearing deposits in banks.........................................         671         11,783
                                                                             ==========     ==========
Federal funds sold.........................................................      33,000          8,000
                                                                             ==========     ==========
Investment and mortgage backed securities..................................     108,593        161,304
                                                                             ==========     ==========
Loans and loans held for sale (net of allowance for loan losses)...........   1,306,678        991,635
                                                                             ==========     ==========
Mortgage servicing rights..................................................         269          1,690
                                                                             ==========     ==========
Deposits...................................................................   1,365,824      1,119,888
                                                                             ==========     ==========
Securities sold under agreements to repurchase.............................      19,654         15,372
                                                                              =========     ==========
FHLB stock.................................................................      35,000          7,000
                                                                             ==========     ==========
Subordinated debt..........................................................           -          6,000
                                                                             ==========     ==========
Standby letters of credit..................................................      12,168          7,415
                                                                             ==========     ==========
Commitments to extend credit and unfunded lines of credit..................     232,711        121,420
                                                                             ==========     ==========

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

                                                     1997      1996      1995
                                                     ----      ----      ----
Net Income........................................ $8,571    $4,879    $6,916
   As reported
   Pro Forma......................................  8,210     4,683     6,873
Earnings per share-diluted
   As reported....................................   1.21       .74      1.10
   Pro forma......................................   1.16       .71      1.10
Earnings per share-basic
   As reported....................................   1.40       .83      1.26
   Pro forma......................................   1.34       .80      1.25

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock option plans at December 31, 1997, 1996 and 1995, and for the years then ended is presented in the table below:

                                                   1997                1996                  1995
                                                   ----                ----                  ----
                                             Wtd Avg             Wtd Avg             Wtd Avg
                                              Shares Ex Price     Shares   Ex Price   Shares    Ex Price
                                              ------ --------     ------   --------   ------    --------
Fixed Options
Outstanding - beg. of year...............    196,470   $11.87    131,810     $11.00   81,500      $ 8.75
Granted..................................     82,999    25.94     70,900      13.63   59,700       14.00
Exercised................................    (21,300)   11.80          -          -   (3,170)       9.58
Forfeited/Expired........................     (6,920)   13.04     (6,240)     13.42   (6,220)      11.06
                                             -------             -------             -------
Outstanding - end of year................    251,249    16.38    196,470      11.87  131,810       11.00
                                             =======             =======             =======
Exercisable - end of year................    118,979    12.52     92,530      10.29   45,112        9.07
Wtd. avg. fair value                                    11.91                  5.84                 5.81
   of options granted....................
Performance Options
Outstanding - beg. of year...............    200,000   $13.63    200,000     $13.63        -           -
Granted..................................          -        -          -          -        -           -
Exercised................................          -        -          -          -        -           -
Forfeited/Expired........................    (40,000)   13.63          -          -        -           -
                                             -------             -------             -------
Outstanding - end of year................    160,000    13.63    200,000      13.63        -           -
                                             =======             =======             =======
Exercisable - end of year................          -        -          -          -        -           -
Wtd. avg. fair value of options granted..                   -                  5.84                    -


                           Options Outstanding                                         Options Exercisable
-----------------------------------------------------------------------------------------------------------------
        Number    Weighted-Average                                   Number
      Range of         Outstanding            Remaining     Weighted-Average        Exercisable  Weighted-Average
Exercise Price         at 12/31/97     Contractual Life       Exercise Price        at 12/31/97    Exercise Price
--------------    ----------------     ----------------    -----------------        -----------    --------------
$         2.13               2,499           1.00 years               $ 2.13              2,499            $ 2.13
    5.40-10.50              61,610           5.89 years                 8.02             54,040              7.67
   13.63-14.00             266,640           8.19 years                13.69             46,340             13.83
         26.68              80,500           9.79 years                26.68             16,100             26.68

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


                                                                   1997
                                                 ---------------------------------------
                                                                   Weighted     Earnings
                                                        Net          Shares          Per
                                                     Income     Outstanding        Share
                                                     ------     -----------        -----
Net Income.....................................  $    8,571       6,128,014
Basic earnings per share.......................                                $    1.40
Options exercised during the
    period - incremental effect
    prior to exercise..........................           -           5,198
Options outstanding at end of
    period.....................................           -         117,835
Convertible perpetual preferred
    stock......................................           -         750,000
Convertible subordinated debentures
   - incremental effect prior to
   conversion..................................         245         300,452
                                                 ----------     -----------    ---------
Diluted earnings per share.....................  $    8,816       7,301,499    $    1.21
                                                 ==========     ===========    =========


                                                                  1996
                                                 ---------------------------------------
                                                                   Weighted     Earnings
                                                        Net          Shares          Per
                                                     Income     Outstanding        Share
                                                     ------     -----------        -----
Net Income.....................................  $    4,879       5,857,174
Basic earnings per share.......................                                $    0.83
Options exercised during the
    period - incremental effect
    prior to exercise..........................           -               -
Options outstanding at end
   of period...................................           -          19,430
Convertible perpetual preferred
   stock.......................................           -         750,000
Convertible subordinated
   debentures - incremental effect
   prior to conversion.........................           -               -            -
                                                 ----------     -----------    ---------
Diluted earnings per share.....................  $    4,879       6,626,604    $    0.74
                                                 ==========     ===========    =========

                                                                     1995
                                                   ---------------------------------------
                                                                     Weighted     Earnings
                                                          Net          Shares          Per
                                                       Income     Outstanding        Share
                                                       ------     -----------        -----
Net income.......................................  $    6,916       5,491,250
Basic earnings per share.........................                                $    1.26
Options exercised during the
   period - incremental effect
   prior to exercise.............................           -             388
Options outstanding at end
    of period....................................           -          19,730
Convertible prepetual preferred
   stock.........................................           -         750,000
Convertible subordinated
    debentures - incremental effect
    prior to conversion..........................           -               -            -
                                                   ----------    ------------    ---------
Diluted earnings per share.......................  $    6,916       6,261,368    $    1.10
                                                   ==========    ============    =========


In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share ("EPS") data was as follows:

                                                            1996         1995
                                                            ----         ----
Primary EPS as Reported................................ $     .074    $   1.10
Effect of SFAS No. 128.................................       0.09        0.16
                                                        ----------    --------
Basic EPS as restated.................................. $     0.83    $   1.26
                                                        ==========    ========

Fully diluted EPS as Reported.......................... $     0.74    $   1.10
Effect of SFAS No. 128.................................          -           -
                                                        ----------    --------
Diluted EPS as restated................................ $     0.74    $   1.10
                                                        ==========    ========

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

                                                                           COMPANY                    BANK
                                                                  -----------------------   ------------------------
                                                                  AMOUNT           RATION   AMOUNT             RATIO
                                                                  ------           ------   ------             -----
As of December 31, 1997:
RISK-BASED CAPITAL:
Tier 1 Capital
Actual............................................................  $ 101,350        10.05% $   103,162        10.25%
Minimum required to be "Adequately Capitalized"...................     40,329         4.00       40,265         4.00
Excess over minimum to be "Adequately Capitalized"................     61,021         6.05       62,897         6.25
To be "Well Capitalized"..........................................     60,494         6.00       60,398         6.00
Excess over "Well Capitalized" requirements.......................     40,856         4.05       42,764         4.25

Total Capital
Actual............................................................    117,603        11.66      115,983        11.52
Minimum required to be "Adequately Capitalized"...................     80,658         8.00       80,530         8.00
Excess over minimum to be "Adequately Capitalized"................     36,945         3.66       35,453         3.52
To be "Well Capitalized"..........................................    100,823        10.00      100,663        10.00
Excess over "Well Capitalized" requirements.......................     16,780         1.66       15,320         1.52

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
Actual............................................................    101,350         6.94      103,162         7.07
Minimum required to be "Adequately Capitalized"...................     58,456         4.00       58,392         4.00
Excess over minimum to be "Adequately Capitalized"................     42,894         2.94       44,770         3.07
To be "Well Capitalized"..........................................     73,070         5.00       72,990         5.00
Excess over "Well Capitalized" requirements.......................     28,280         1.94       30,172         2.07

As of December 31, 1996:
RISK-BASED CAPITAL:
Tier 1 Capital
Actual............................................................  $  51,325         8.82% $    57,113         9.82%
Minimum required to be "Adequately Capitalized"...................     23,268         4.00       23,260         4.00
Excess over minimum to be "Adequately Capitalized"................     28,057         4.82       33,853         5.82
To be "Well Capitalized"..........................................     34,902         6.00       34,890         6.00
Excess over "Well Capitalized" requirements.......................     16,423         2.82       22,223         3.82

Total Capital
Actual............................................................     64,630        11.11       64,418        11.08
Minimum required to be "Adequately Capitalized"...................     46,536         8.00       46,519         8.00
Excess over minimum to be "Adequately Capitalized"................     18,094         3.11       17,899         3.08
To be "Well Capitalized"..........................................     58,170        10.00       58,149        10.00
Excess over "Well Capitalized" requirements.......................      6,460         1.11        6,269         1.08

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
Actual............................................................     51,325         5.90       57,113         6.57
Minimum required to be "Adequately Capitalized"...................     34,807         4.00       34,798         4.00
Excess over minimum to be "Adequately Capitalized"................     16,518         1.90       22,315         2.57
To be "Well Capitalized"..........................................     43,509         5.00       47,848         5.50
Excess over "Well Capitalized" requirements.......................      7,816         0.90        9,265         1.07

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

                            REPUBLIC BANCSHARES, INC.
                      PARENT-ONLY CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            AS OF DECEMBER 31,
                                                                           --------------------
                                                                           1997            1996
                                                                           ----            ----
ASSETS
   Cash .............................................                      $     --    $     --
   Investment in wholly-owned subsidiaries ..........                       124,307      80,391
   Prepaid issuance costs-subordinated debt .........                            --         212
                                                                           --------    --------

       Total ........................................                      $124,307    $ 80,603
                                                                           ========    ========
LIABILITIES
   Subordinated debt ................................                      $     --    $  6,000
   Junior subordinated debt to subsidiary ...........                        28,750          --
   Intercompany payable to subsidiary ...............                            26          --
   Accrued interest on subordinated debt ............                            --           4
                                                                           --------    --------
       Total liabilities ............................                            --           4
   Minority interest ................................                            --       6,421
STOCKHOLDERS' EQUITY
   Perpetual preferred convertible stock ............                         1,500       1,500
   Common stock .....................................                        14,072      11,708
   Capital surplus ..................................                        50,322      34,225
   Retained earnings ................................                        29,155      20,847
   Unrealized gains (losses) on available-
     for sale securities.............................                           482        (102)

   Total stockholders' equity .......................                        95,531      68,178
                                                                           --------    --------
     Total ..........................................                      $124,307    $ 80,603
                                                                           ========    ========


                            REPUBLIC BANCSHARES, INC.
                 PARENT-ONLY CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                              1997       1996
                                                                           --------    --------
INCOME
Dividends from bank .................................                      $    828    $    264
Interest expense on subordinated debt ...............                          (392)         (5)
Interest on borrowings from subsidiary ..............                        (1,090)         --
Equity in undistributed net income
  of subsidiary......................................                         9,225       4,620
                                                                           --------    --------
     Net income .....................................                      $  8,571    $  4,879
                                                                           ========    ========

                            Republic Bancshares, Inc.
                   Parent-Only CONDENSED CASH FLOW STATEMENTS
                                 (IN THOUSANDS)

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                                   1997         1996
                                                                   ----         ----
OPERATING ACTIVITIES:
Net income ...............................................       $  8,571     $  4,879
Adjustments to reconcile net income to net cash
   (Used in) provided by operating activities:
Equity in undistributed net income of subsidiary .........         (9,225)      (4,620)
Net decrease (increase) in other assets ..................            212           --
Net increase (decrease) in other liabilities .............             22            5
                                                                 --------     --------
Net cash (used in) provided by operating activities: .....           (420)         264
                                                                 --------     --------
Investment Activities:
Equity investment in banking subsidiary ..................        (33,322)     (56,648)
Equity investment in trust subsidiary ....................           (889)          --
Equity investment in insurance subsidiary ................            (10)          --
                                                                 --------     --------
Net cash used in investing activities: ...................        (34,221)     (56,648)
                                                                 --------     --------

FINANCING ACTIVITIES:
Issuance of stock in merger ..............................         12,374       50,860
Decrease in minority interest ............................         (6,421)          --
Increase in retained earnings from merger ................              1           --
Conversion/Issuance of subordinated debt .................           (152)       5,788
Proceeds from exercise of stock options ..................            240           --
Proceeds of borrowings from subsidiary ...................         28,750           --
Dividend payments on perpetual preferred stock ...........           (264)        (264)
                                                                 --------     --------
Net cash provided by financing activities ................         34,528       56,384

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS............................................             --           --
                                                                 --------     --------
Cash balance beginning ...................................             --           --
                                                                 --------     --------
Cash balance ending ......................................             --           --
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

                            REPUBLIC BANCSHARES, INC.
                              BUSINESS SEGMENT DATA
                     YEARS ENDED DECEMBER 31, 1997 AND 1996
                                ($ IN THOUSANDS)

                                                       1997                                        1996
                                       ------------------------------------         ----------------------------------
                                       Commercial     Mortgage      Company         Commercial    Mortgage    Company
                                         Banking       Banking       Total            Banking      Banking     Total
                                       ----------     --------      -------         ----------    --------    -------
TOTAL ASSETS (AT YEAR-END)...........   $1,401,001     $151,404  $1,552,405          $1,177,764   $46,593   $1,224,357

OPERATING DATA:
Interest income......................       99,327        9,130     108,457              87,473     1,471       88,944
Interest expense.....................       55,772        4,151      54,923              43,986       963       44,949
                                        ----------     --------  ----------          ----------  --------   ---------
Net interest income..................       48,555        4,979      53,534              43,487       508       43,995
Provision for loan losses............        2,628            -       2,628               2,582         -        2,582
                                        ----------     --------  ----------          ----------   -------   ----------
Net interest income after
    provision for loan losses........       45,927        4,979      50,906              40,905       508       41,413
Other noninterest income.............        9,728       15,303      25,031               5,671     1,074        6,745
Gain on sale of ORE held
    for investment...................            -            -           -               1,207         -        1,207
General and administrative
    (G & A) expenses.................       40,002       17,482      57,484              34,773     2,056       36,829
Merger expenses......................        1,144            -       1,144                   -         -            -
SAIF special assessment..............            -            -           -               4,005         -        4,005
Provision for losses on ORE..........          530            -         530                 111         -          111
ORE expense, net of ORE income.......          273            -         273                (490)        -         (490)
Amort. of goodwill & prem.                     464            -         464                 491         -          491
                                        ----------     --------  ----------          ----------   -------   ----------
    on deposits......................
Income before income taxes &
    minority interest................   $   13,242     $  2,800      16,042          $    8,893   $  (474)       8,419
                                        ==========     ========                      ==========   ========
Income tax provision.................                                (6,096)                                    (3,035)
Minority interest in income from
    subsidiary trust.................                                  (701)                                         -
Minority interest in F.F.O...........                                  (674)                                      (505)
                                                                 ----------                                 ----------
Net income...........................                            $    8,571                                 $    4,879
                                                                 ==========                                 ==========

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

BANKERS SAVINGS BANK
In February 1998, the Company and Bankers Savings Bank, Inc. ("BSB"), Coral Gables, Florida, entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank stock by the Company (the "BSB Acquisition") at an exchange ratio of 0.54 of a share of the Company's Common Stock for each share of BSB's Common Stock, subject to certain changes in the price of the Company's Common Stock and a final valuation of BSB's headquarters building. BSB has two branches in Dade County and, as of December 31, 1997, had total assets of $67.1 million, total loans of $47.4 million and total deposits of $56.0 million. It is anticipated that the BSB Acquisition will be accounted for as a pooling of interests. The BSB Acquisition may be terminated by either BSB or the Company if it is not consummated by November 1, 1998.

DIME SAVINGS BANK
In March 1998, the Company entered into an agreement with Dime Savings Bank, F.S.B. (the "DSB Agreement" and "DSB", respectively), to acquire a DSB branch in Deerfield Beach, Florida (Broward County) and to assume the deposits and other liabilities of approximately $192.5 million, assume the leasehold on the branch property and purchase the personal property and equipment of the branch for $100,000. The transaction will be accounted for using purchase accounting rules and must be consummated within 30 days of receiving regulatory approval.

                                   SIGNATURES


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      REPUBLIC BANCSHARES, INC.




                                      By:/s/ John W. Sapanski
                                         --------------------------------------
                                          John W. Sapanski
                                          Chairman and Chief Executive Officer



                                      Date:        April 9, 1998
                                           ---------------------------

                                INDEX TO EXHIBITS


         3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         3.2      By-laws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         10.1 Purchase and Assumption Agreement relating to the Florida Branches, between NationsBank Corporation and the Company, dated December 15, 1997.
         10.2 Purchase and Assumption Agreement relating to the Georgia Branch, between NationsBank Corporation and the Company, dated December 15, 1997.
         21.0     List of Subsidiaries
         23.1     Consent of Arthur Andersen LLP.
         27.0     Financial Data Schedule (for SEC use only).+

--------------------
+  Previously Filed