Form 10-K405/A
period 1997-12-31
REPUBLIC BANCSHARES INC
filed 1998-04-17
CIK 1005501

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

                      [This page intentionally left blank]

                                EXPLANATORY NOTE

     The undersigned Registrant hereby files this Amendment No. 2 to its Annual Report. Only Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K is being filed herewith on Form 10-K for the fiscal year ended December 31, 1997, to correct the sequence of certain page numbers which were inadvertently filed out of sequence in the Registrant's Amendment No. 1 to such Annual Report due to a technical error that occurred in the EDGAR filing thereof.


                   [Balance of page intentionally left blank]

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

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

(b) No report on Form 8-K has been filed during fiscal year ending December 31, 1997. (c) Exhibits:

         3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         3.2      By-laws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         10.1 Purchase and Assumption Agreement relating to the Florida Branches, between NationsBank Corporation and the Company, dated December 15, 1997.+
         10.2 Purchase and Assumption Agreement relating to the Georgia Branch, between NationsBank Corporation and the Company, dated December 15, 1997.+
         21.0     List of Subsidiaries+
         23.1     Consent of Arthur Andersen LLP.+
         27.0     Financial Data Schedule.+ (for SEC use only)

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
                                     =======     =======


Proceeds from sales of U.S. Treasury and Federal Agency Notes during the years ended 1997, 1996 and 1995, were $55,092,000, $7,545,000, and $2,972,000, respectively. Gross losses of $7,109, $0, and $27,891 were realized for the years ended December 31, 1997, 1996 and 1995. Gross gains of $193,218, $45,404, and $0,
were realized during the years ended December 31, 1997, 1996 and 1995, respectively. U.S. Treasuries and Federal Agency Notes with a par value of $10,500,000 and $19,000,000 at December 31, 1997 and 1996, respectively, were pledged to secure public deposits and for other purposes. Net unrealized holding gains on trading securities of $764,000, $26,000, and $101,000 were included in income during 1997, 1996, and 1995, respectively.

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



                                      REPUBLIC BANCSHARES, INC.




                                      By:/s/ John W. Sapanski
                                         --------------------------------------
                                          John W. Sapanski
                                          Chairman and Chief Executive Officer



                                      Date:        April 17, 1998
                                           ---------------------------

                                INDEX TO EXHIBITS


         3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         3.2      By-laws of the Company (incorporated by reference from Exhibit
                  3.2 of the Company's Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).
         10.1 Purchase and Assumption Agreement relating to the Florida Branches, between NationsBank Corporation and the Company, dated December 15, 1997.+
         10.2 Purchase and Assumption Agreement relating to the Georgia Branch, between NationsBank Corporation and the Company, dated December 15, 1997.+
         21.0     List of Subsidiaries+
         23.1     Consent of Arthur Andersen LLP.+
         27.0     Financial Data Schedule (for SEC use only).+

--------------------
+  Previously Filed