Form 10-Q
period 1998-03-31
REPUBLIC BANCSHARES INC
filed 1998-05-15
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark one)
   [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Common stock,                       7,049,552 shares outstanding
 par value $2.00 per share                      at March 31, 1998

                           REPUBLIC BANCSHARES, INC.


                                     INDEX


PART I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the merger with F.F.O. Financial Group, Inc.)


                                                                                                                      PAGE
                                                                                                                      ----
ITEM 1.   FINANCIAL STATEMENTS


              Consolidated Balance Sheets - March 31, 1998 (unaudited)
               and December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

              Consolidated Statements of Operations -
               Three month periods
               ended March 31, 1998 and 1997 (all unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1997 and
               Three months ended March 31, 1998 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

              Consolidated Statements of Cash Flows -
               Three month periods
               ended March 31, 1998 and 1997 (all unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

              Notes to Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . 5

              Selected Quarterly Financial and Other Data (unaudited)   . . . . . . . . . . . . . . . . . . . . . . .  11


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18


                          REPUBLIC BANCSHARES, INC.
      CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998 AND DECEMBER 31, 1997
                     ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          1998               1997
                                                                                         ------           ------------
                                                                                      (UNAUDITED)
ASSETS
------
Cash and due from banks                                                                $    36,713        $    45,998
Interest bearing deposits in banks                                                           2,164                671
Federal funds sold                                                                         105,000             33,000
Investment securities:
  Available for sale                                                                        34,114             16,080
  Trading                                                                                        -                  -
Mortgage-backed securities:
  Available for sale                                                                        25,597             55,467
  Trading                                                                                   39,630             36,189
  Held to maturity                                                                               -                  -
FHLB stock                                                                                  13,000              8,148
Loans held for sale                                                                        311,749            151,404
Loans, net of allowance for loan losses (Notes 3 and 4)                                  1,137,694          1,128,955
Premises and equipment, net                                                                 34,948             34,168
Other real estate owned acquired through foreclosure, net                                    6,950              6,997
Accrued interest receivable                                                                 10,288              9,611
Goodwill and premium on deposits                                                             4,679              4,855
Investment in unconsolidated subsidiary                                                     10,817                  -
Other assets                                                                                67,800             20,862
                                                                                       -----------        -----------
       Total assets                                                                    $ 1,841,143        $ 1,552,405
                                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Deposits-
     Noninterest-bearing checking                                                      $    96,311        $    93,843
     Interest checking                                                                     134,109            137,240
     Money market                                                                           33,170             30,389
     Savings                                                                               311,036            291,604
     Time deposits                                                                         843,929            808,236
                                                                                       -----------        -----------
       Total deposits                                                                    1,418,555          1,361,312
  Securities sold under agreements to repurchase                                            24,640             19,654
  FHLB advances                                                                            260,000             35,000
  Other liabilities                                                                         10,917             12,158
                                                                                       -----------        -----------
       Total liabilities                                                                 1,714,112          1,428,124
                                                                                       -----------        -----------

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust solely holding junior
     subordinated debentures of the Company                                                 28,750             28,750
                                                                                       -----------        -----------

Stockholders' equity:
  Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
     75,000 shares issued and outstanding.  Liquidation preference $6,660
     at March 31, 1998 and December 31, 1997.)                                               1,500              1,500
  Common stock ($2.00 par, 20,000,000 shares authorized, 7,049,552 and
      7,035,886 shares issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively)                                                       14,099             14,072
  Capital surplus                                                                           50,457             50,322
  Retained earnings                                                                         32,159             29,155
  Net unrealized gain on available-for-sale securities, net of tax effect                       66                482
                                                                                       -----------        -----------
       Total stockholders' equity                                                           98,281             95,531
                                                                                       -----------        -----------
       Total liabilities and stockholders' equity                                      $ 1,841,143        $ 1,552,405
                                                                                       ===========        ===========



   The accompanying notes are an integral part of these consolidated statements.

                          REPUBLIC BANCSHARES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         For the Three Months Ended March 31,
                                                                         ------------------------------------
                                                                             1998                     1997
                                                                         ------------              ----------
                                                                                       (unaudited)
INTEREST INCOME:
  Interest and fees on loans                                             $    31,204              $    21,097
  Interest on investment securities                                              433                      583
  Interest on mortgage-backed securities                                         625                    1,290
  Interest on trading securities                                                 910                        -
  Interest on federal funds sold                                                 423                      731
  Interest on other investments                                                  183                      176
                                                                         -----------              -----------
     Total interest income                                                    33,778                   23,877
                                                                         -----------              -----------

INTEREST EXPENSE:
  Interest on deposits                                                        14,913                   11,825
  Interest on FHLB advances                                                    1,900                       10
  Interest on subordinated debt                                                    -                      108
  Interest on other borrowings                                                   302                      199
                                                                         -----------              -----------
     Total interest expense                                                   17,115                   12,142
                                                                         -----------              -----------
     Net interest income                                                      16,663                   11,735

PROVISION FOR LOAN LOSSES                                                        493                    1,138
                                                                         -----------              -----------
     Net interest income after
       provision for possible loan losses                                     16,170                   10,597
                                                                         -----------              -----------

NONINTEREST INCOME:
  Income from mortgage banking activities                                      9,985                      898
  Gain on sale of portfolio loans, net                                             -                    1,326
  Service charges on deposit accounts                                            799                      745
  Loan fee income                                                                680                      331
  Gain (loss) on sale of securities, net                                         222                      (96)
  Other operating income                                                         843                      499
                                                                         -----------              -----------
     Total noninterest income                                                 12,529                    3,703

NONINTEREST EXPENSES:
  General and administrative ("G&A") expenses                                 22,923                   10,482
  Merger expenses                                                                  9                        -
  Provision for losses on ORE                                                    (80)                     170
  Other ORE expense, net                                                          22                       21
  Amortization of premium on deposits                                            159                      123
                                                                         -----------              -----------

     Total noninterest expenses                                               23,033                   10,796
                                                                         -----------              -----------

Income before income taxes                                                     5,666                    3,504
Income tax provision                                                          (2,175)                  (1,315)
Minority interest in income from subsidiary trust (net of tax)                  (420)                       -
Minority interest in FFO (net of tax)                                              -                     (188)
                                                                         -----------              -----------
NET INCOME                                                               $     3,071              $     2,001
                                                                         ===========              ===========

PER SHARE DATA:
   Net income per common share and common
     equivalent share - diluted                                          $       .39              $       .30
                                                                         ===========              ===========
   Weighted average common and common
     equivalent shares outstanding - diluted                               7,968,984                6,987,074
                                                                         ===========              ===========

   Net income per common share - basic                                   $       .44              $       .34
                                                                         ===========              ===========
   Weighted average common shares outstanding - basic                      7,043,024                5,854,414
                                                                         ===========              ===========




The accompanying notes are an integral part of these consolidated statements.

                          REPUBLIC BANCSHARES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              THE THREE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)
                               ($ IN THOUSANDS)



                                  Perpetual Preferred                                                  Net Unrealized
                                  Convertible Stock           Common Stock                             Gains (Losses)
                                 ---------------------     ------------------                           on Available
                                 Shares                    Shares                 Capital    Retained    for Sale
                                 Issued       Amount       Issued     Amount      Surplus    Earnings   Securities       Total
                                 ------       ------       ------     ------      -------    --------   ----------       -----
BALANCE, DECEMBER 31, 1996        75,000      $ 1,500      5,854,414   $11,708    $ 34,225   $ 20,847     $ (102)      $ 68,178

 Net income for the twelve
  months ended December 31,
  1997                                 -            -              -         -           -      8,571          -          8,571
 Net unrealized gains on
   available-for-sale securities
   net of tax effect                   -            -              -         -           -          -        584            584
Exercise of stock options              -            -         21,300        43         197          -          -            240
Net change in minority interest        -            -         (2,537)       (5)       (487)         -          -           (492)
Issuance of common stock
   in merger transaction               -            -        826,709     1,654      11,211          -          -         12,865
Conversion of subordinated
   debentures                          -            -        336,000       672       5,176          -          -          5,848
 Dividends on preferred
  stock                                -            -              -         -           -       (263)         -           (263)
                                  ------      -------      ---------   -------    --------   --------     ------       --------
BALANCE, DECEMBER 31, 1997        75,000      $ 1,500      7,035,886   $14,072    $ 50,322   $ 29,155     $  482       $ 95,531

 Net income for the three
  months ended March 31,
  1998                                 -            -              -         -           -      3,071          -          3,071

 Net unrealized loss on
  available-for-sale securities,
   net of tax                          -            -              -         -           -          -       (416)          (416)

 Exercise of stock options             -            -         13,666        27         135          -          -            162

 Dividends on preferred
  stock                                -            -              -         -           -        (67)         -            (67)
                                  ------      -------      ---------   -------    --------   --------     ------       --------
BALANCE, MARCH 31, 1998           75,000      $ 1,500      7,049,552   $14,099    $ 50,457   $ 32,159     $   66       $ 98,281
                                  ======      =======      =========   =======    ========   ========     ======       ========

 The accompanying notes are an integral part of these consolidated statements

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                                      For the Three
                                                                                                 Months Ended March 31,
                                                                                           --------------------------------
                                                                                               1998                1997
                                                                                               ----                ----
                                                                                           (unaudited)          (unaudited)

OPERATING ACTIVITIES:
Net income                                                                                  $   3,071          $  2,001
Reconciliation of net income to net cash provided by (used in):
  Provision for losses on loans and ORE                                                           614             1,308
  Depreciation and amortization, net                                                            1,090              (125)
  Amortization of premium and accretion of fair value                                             901               289
  (Gain) loss on sale of loans                                                                 (9,985)           (2,224)
  (Gain) on sale of investment securities                                                        (638)              (42)
  (Gain) loss on sale of ORE                                                                       (7)             (108)
  Capitalization of mortgage servicing                                                            543              (839)
  Net increase in deferred tax benefit                                                          1,676              (897)
  Gain on disposal of premises & equipment                                                         (2)               (1)
  Net (increase) decrease in other assets                                                      (3.709)              596
  Net increase (decrease) in other liabilities                                                 (1,241)            2,145
                                                                                            ---------          --------
     Net cash provided by (used in) operating activities                                       (7,687)            2,103
                                                                                            ---------          --------

INVESTING ACTIVITIES:
  Proceeds from sales & maturities of:
    Mortgage-backed securities available for sale                                              28,468                 -
    Investment securities available for sale                                                        -            68,447
  Purchase of securities available for sale                                                   (20,137)          (39,803)
  Purchase of mortgage-backed securities in trading portfolio                                       -            (3,589)
  Principal repayment on mortgage backed securities                                             3,023             1,225
  Purchase of FHLB stock                                                                       (4,852)             (251)
  Net increase in loans                                                                      (210,283)           (5,948)
  Investment in unconsolidated subsidiaries                                                   (10,817)                -
  Purchase of premises and equipment, net                                                      (1,512)             (777)
  Proceeds from sale of ORE                                                                     1,064               844
  (Investments) disposals in other real estate owned (net)                                       (555)               21
                                                                                            ---------          --------
     Net cash provided by (used in) investing activities                                     (215,601)           20,169
                                                                                            ---------          --------

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                                          57,415               637
  Net increase (decrease) in repurchase agreements                                              4,986               787
  Reduction of minority interest in FFO                                                             -               224
  Proceeds from FHLB Advances, net                                                            225,000             2,000
  Proceeds from issuance of common stock                                                          162                 -
  Dividends on perpetual preferred stock                                                          (67)              (66)
                                                                                            ---------          --------
     Net cash provided by (used in) financing activities                                      287,496             3,582
                                                                                            ---------          --------

Net increase (decrease) in cash and
  cash equivalents                                                                             64,208            25,854
Cash and cash equivalents, beginning of period                                                 79,669            53,892
                                                                                            ---------          --------
Cash and cash equivalents, end of period                                                    $ 143,877          $ 79,746
                                                                                            =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for-
        Interest                                                                            $  28,162          $ 11,819
        Income taxes                                                                            1,921               531



    The accompanying notes are an integral part of these consolidated statements

                           REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation and Organization

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations and cash flows, for the three month periods ended March 31, 1998 and 1997. The accounting and reporting policies of the Company and the Bank are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

The consolidated financial statements of Republic Bancshares, Inc. (the Company) include the accounts of the Company, RBI Capital Trust I ("RBI"), and Republic Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., Tampa Bay Equities, Inc., and VQH Development, Inc. The consolidated financial statements have been restated for the acquisition of FFO Financial Group, Inc., as discussed below. All significant intercompany accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary which operates 46 branches throughout west central Florida. The Bank's primary source of revenue is derived from net interest income on loans and investments and income from mortgage banking activities.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

Recent Accounting Developments

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which was effective for the Company's fiscal year beginning January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement. Comprehensive income is defined to include those revenues, expenses, gains and losses of a normal, recurring nature, as well as items which are nonrecurring,
unusual and infrequent.   The reconciliation of the Company's net income to
comprehensive income, as defined in SFAS 130, for the three months ended March 31, 1998 and 1997 are as follows:

                                                                                     Three Months Ended March 31,
                                                                               -------------------------------------
                                                                                    1998                     1997
                                                                               -----------              ------------
Net Income                                                                      $     3,071              $     2,001
Unrealized gains on securities:
  Unrealized holding gains, net of tax effect, during period                           (416)                     584
  Less reclassification adjustment for gains realized in net income                    (222)                      96
                                                                               ------------              -----------
Net unrealized gains                                                                   (638)                     680
                                                                               ------------              -----------
    Comprehensive income                                                       $      2,433              $     2,681
                                                                               ============              ===========


Disclosures About Business Segments

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which was effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. The Company's commercial banking and mortgage banking activities constitute operating segments for which the Company has provided additional disclosure regarding their respective assets, revenues, profit or loss and other operating data.

Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of somputer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 would not have a material impact on the accompanying unconsolidated financial statements.

2.    BUSINESS COMBINATIONS

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

The pooling of interests method of accounting, which is used to account for the controlling interest in the FFO merger, requires the restatement of financial results for all prior periods presented. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of operations for the three months ended March 31, 1997 and March 31, 1996, are as follows (in thousands):

                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
                                                                      1997                      1996
                                                                   ----------                ---------
Net Interest Income:
  As previously reported:
    Republic Bancshares, Inc.                                      $    9,101                $   7,935
    F.F.O. Financial Group, Inc.                                        2,634                    2,326
                                                                   ----------                ---------
    Combined as restated                                           $   11,735                $   9,661
                                                                   ==========                =========

Net Income:
  As previously reported:
    Republic Bancshares, Inc.                                      $    1,603                $   1,205
    F.F.O. Financial Group, Inc.                                          586                       54
    Minority interest increase (decrease)                                (188)                     (17)
                                                                   ----------                ---------
    Combined as restated                                           $    2,001                $   1,242
                                                                   ==========                =========


3.    LOANS AND LOANS HELD FOR SALE:

Loans at March 31, 1998, and December 31, 1997, are summarized as follows (in thousands):

                                                                             March 31,          December 31,
                                                                               1998                1997
                                                                              ------              ------
   Real estate mortgage loans:
      One-to-four family residential                                      $   640,616          $  666,525
      Multifamily residential                                                  88,344              83,302
      Commercial real estate                                                  274,206             265,153
      Construction/land development                                            61,108              50,203
      Home equity loans                                                        28,119              21,314
   Commercial loans                                                            39,965              36,264
   Consumer loans                                                              25,610              26,527
   Other loans                                                                    283                 442
                                                                          -----------          ----------
      Total gross portfolio loans                                           1,158,251           1,149,731
   Less-allowance for loan losses                                             (20,557)            (20,776)
                                                                          -----------          ----------
      Total loans held for portfolio                                        1,137,694           1,128,955
   Residential loans held for sale                                            311,749             151,404
                                                                          -----------          ---------
      Total loans                                                         $ 1,447,491          $1,280,359
                                                                          ===========          ==========


Mortgage loans serviced for others as of March 31, 1998 and December 31, 1997 were $482 million and $370 million, respectively. Loans on which interest was not being accrued totaled approximately $25.9 million and $25 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 1998 and December 31, 1997 totaled approximately $2.2 million and $196,000, respectively.

4.    ALLOWANCES FOR LOSSES:

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

The allowance for loan losses as of March 31, 1998, was comprised of (i) $ 13.6 million allocated to originated loans (including loans combined from the FFO merger and loans acquired through the Firstate acquisition), (ii) $1.0 million allocated to loans acquired from CrossLand Savings, FSB in December 1993, (iii) $3.4 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"), (iv) $1.2 million allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase") and, (v) $1.3 million allocated to the other pools of purchased loans. Additionally, as of March 31, 1998, the balance of unaccreted loan discount available to absorb losses on pools or portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4.4 million. Changes in the allowance for loan losses were as follows (in thousands):



                                                                            For the Three Months Ended Mar. 31,
                                                                            ----------------------------------
                                                                               1998                  1997
                                                                               ----                  ----
Balance, beginning of period                                                 $ 20,776            $  18,747
   Provision for possible loan losses                                             493                1,138
   Discount on purchased loans allocated
      to (from) allowance for loan losses                                           -                 (642)
   Loans charged off                                                             (833)                (225)
   Recoveries of loans charged off                                                121                   69
                                                                             --------            ---------
Balance, end of period                                                       $ 20,557            $  19,087
                                                                             ========            =========

Allowance for Losses on Other Real Estate ("ORE"):
--------------------------------------------------

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

The largest piece included in the ORE balance is a tract of land carried at $2.7 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 17, 1998. Management believes the carrying value of the unsold remainder of the parcel approximates the amount which could be realized upon final sale to an end-user but the proceeds from sale to other than an end-user are uncertain.

5. BUSINESS SEGMENT INFORMATION

The Company's operations are divided into two business segments; commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operate through Flagship, a separate division of the Bank, include originating and purchasing mortgage loans for sale or securitization. The Bank provides support for its mortgage banking division in areas such as secondary marketing, data processing and financial management. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the three months ended March 31, 1998 and 1997. The Company has elected to report its business segments without allocation of income taxes and minority interests.

                            BUSINESS SEGMENT DATA
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                               ($ IN THOUSANDS)


                                                           1998                               1997
                                            -----------------------------------  ----------------------------------
                                             Commercial    Mortgage   Company     Commercial  Mortgage    Company
                                              Banking       Banking    Total       Banking     Banking     Total
                                            -----------   ---------  ----------  -----------  ---------  ----------
 TOTAL ASSETS (AT PERIOD-END)               $1,529,394    $311,749   $1,841,143  $1,186,143   $44,774    $1,231,456

 OPERATING DATA:
 ---------------
 Interest income                                26,305       7,473       33,778      22,852     1,025        23,877
 Interest expense                               13,424       3,691       17,115      11,665       477        12,142
                                            ----------    --------   ----------  ----------   -------    ----------
 Net interest income                            12,881       3,782       16,663      11,187       548        11,735
 Loan loss provision                               493           -          493       1,138         -         1,138
                                            ----------    --------   ----------  ----------   -------    ----------
 Net interest income after
    loan loss provision                         12,388       3,782       16,170      10,049       548        10,597
 Other noninterest income                        2,691       9,838       12,529       2,717       986         3,703
 General and administrative
    (G & A) expenses                            10,061      12,862       22,923       9,028     1,454        10,482
 Merger expenses                                     9           -            9           -         -             -
 Provision for losses (recoveries)
    on ORE                                         (80)          -          (80)        170         -           170
 Other noninterest expense                          22           -           22          21         -            21
 Amort. of goodwill & premium
    on deposits                                    159           -          159         123         -           123
                                            ----------    --------   ----------  ----------   -------    ----------
 Net inome (loss) before income
    before taxes & minority interest        $    4,908    $    758        5,666  $    3,424   $    80         3,504
                                            ----------    --------               ----------   -------
 Income tax (expense)                                                    (2,175)                             (1,315)
 Minority interest in income from
    subsidiary trust                                                       (420)                                 --
 Minority interest in FFO                                                     -                                (188)
                                                                     ----------                          ----------
 Net income                                                          $    3,071                          $    2,001
                                                                     ==========                          ==========




Commercial Banking Activities

Income from commercial banking activities in the first quarter of 1998 was $4.9 million compared to $3.4 million a year ago, an increase of $1.5 million or 30.2%. Net interest income from commercial banking activities was $12.9 million for the first three months of the year compared to $11.2 million for the first quarter of 1997. Other improvements came from growth in the loan portfolio and earnings on the assets acquired in the Firstate Acquisition. G&A expenses in this business segment increased by $1.0 million over the same period last year. However, the ratio of G&A expenses to average assets assigned to commercial banking activities was 2.34% for the quarter, a reduction of 60 basis points from 2.94% one year ago. This reduction resulted primarily from the reduction of expenses achieved through the FFO merger. G&A expenses attributable to the branches acquired from FFO amounted to $1.1 million in the first quarter of 1998. FFO's G&A expenses in the first quarter of 1997 were $2.3 million.

Mortgage Banking Activities

Pre-tax net income from mortgage banking activities was $758,000 for the first quarter of 1998, which included a $695,000 charge to G&A expenses to record compensation expense on stock options issued to management of the mortgage banking division. For the same period last year, pre-tax income from mortgage banking activities was $80,000. The improvement was largely the result of the introduction of the High LTV Loan product, which accounted for income of $2.2 million during the first quarter of 1998 compared to $310,000 for the same period last year. Loan originations of High LTV Loans were $120.9 million in 1998, while loan sales of High LTV Loans were $95.6 million during the same period. A $1.5 million net loss was incurred on first lien residential loans in the first quarter of 1998, compared to a $230,000 net loss for the same period last year. Originations of first lien loans held for sale amounted to $202.4 million, while sales from this category totaled $91.3 million.


6. MARKET RISK

The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes of prices of marketable equity securities. At March 31, 1998, the Company did not use derivitive financial instruments to manage its market risk.

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

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available-for-sale, which are those securities that may be sold prior to maturity as part of managing the market risk or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax. Trading securities include mortgage backed securities resulting from the securitization of residential and High LTV loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest only strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "Gain on sale of securities, net."

There have been no material changes in the market risk inherent in the Company's market sensitive instruments during the three month interim period ending March 31, 1998.

7. PROPOSED MERGERS AND ACQUISITIONS (unaudited)

NationsBank and Barnett Branches

In December 1997, the Company entered into two purchase and assumption agreements with NationsBank Corporation ("NationsBank"), to acquire three branches of NationsBank's subsidiary bank, NationsBank, N.A. ("NationsBank Subsidiary"), and five branches of Barnett Bank, N.A. ("Barnett Subsidiary"), a wholly-owned subsidiary of Barnett Banks, Inc ("BBI"), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to such branches for a purchase price of approximately $32.7 million, based on the most recent data available (the "NationsBank Subsidiary Acquisition"). The first purchase and assumption agreement (the "Florida Agreement") is for three NationsBank Subsidiary and four Barnett Subsidiary branches located throughout Florida (the "Florida Branches"), consisting of three in Monroe County (Key West, Marathon and Plantation Key), two in Marion County (Ocala and Silver Springs), one in Columbia County (Lake
City) and one in Suwannee County (Live Oak). The second purchase and assumption agreement (the "Georgia Agreement" and with the Florida Agreement, collectively, the "NationsBank Subsidiary Agreements") is for a Barnett Subsidiary branch located in Glynn County, Georgia (the "Georgia Branch" and with the "Florida Branches," collectively, the NationsBank Subsidiary Branches"). At February

28, 1998, the Florida Branches had deposit liabilities of $231.9 million and loans of $151.8 million, and the Georgia Branch had deposit liabilities of $27.9 million and loans of $14.4 million (all data unaudited). The NationsBank Subsidiary Acquisition will be accounted for using purchase accounting rules.

Bankers Savings Bank

In February 1998, the Company and Bankers Savings Bank, Inc. ("BSB"), Coral Gables, Florida, entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank by the Company (the "BSB Acquisition") at an estimated exchange ratio of .44 of a share of the Company's Common Stock for each share of BSB's Common Stock (based on data at March 31, 1998), subject to certain changes in the price of the Company's Common Stock, among other factors. BSB has two branches in Dade County and, as of March 31, 1998, had total assets of $69.7 million, total loans of $50.9 million and total deposits of $62.8 million (all data unaudited). It is anticipated that the BSB Acquisition will be accounted for as a pooling of interests. The BSB Acquisition may be terminated by either BSB or the Company if it is not consummated by November 1, 1998.

Dime Savings Bank

In March 1998, the Company entered into an agreement with Dime Savings Bank, F.S.B. (The "DSB Agreement" and "DSB", respectively), to acquire a DSB branch in Deerfield Beach, Florida (Broward County) and to assume the deposits and other liabilities of approximately $202.9 million, assume the leasehold on the branch property and purchase the personal property and equipment of the branch for $100,000 based on data as of March 31, 1998 (unaudited). The transaction will be accounted for using purchase accounting rules and must be consummated within 30 days of receiving regulatory approval.

Lochaven Savings

On April 21, 1998, the Company entered into a letter of intent with Lochaven Federal Savings and Loan Association, Orlando, Florida, providing for the merger of Lochaven with and into Republic Bank. Lochaven has one branch in Orange County, Florida, and as of March 31, 1998, had total assets of $59.7 million, total loans of $52.6 million and total deposits of $56.5 million. Under the terms of the letter of intent, stockholders of Lochaven are to receive 169,804 shares of Common Stock. It is anticipated that the Lochaven acquisition will be accounted for as a pooling of interests. The transaction may be terminated by either Lochaven or the Company if it is not consummated by December 1, 1998.

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  Quarters Ending
                                                               -------------------------------------------------------
                                                               Mar. 1998     Dec. 1997     Sept. 1997        June 1997
                                                               ---------     ---------     ----------       ----------
OPERATING DATA:
 Interest income                                              $   33,778     $   29,771      $   29,464     $   25,344
 Interest expense                                                 17,115         15,239          14,721         12,821
                                                              ----------     ----------      ----------     ----------
 Net interest income                                              16,663         14,532          14,743         12,523
 Loan loss provision                                                 493            494             495            501
                                                              ----------     ----------      ----------     ----------
 Net interest income after loan loss provision                    16,170         14,038          14,248         12,022
 Other noninterest income                                         12,529          9,505           9,115          2,708
 General and administrative ("G&A") expenses                      22,923         18,720          16,114         12,168
 Other noninterest expense                                           110            439           1,298            360
                                                              ----------     ----------      ----------     ----------
 Net income before income taxes & minority interest                5,666          4,384           5,951          2,202
 Income tax provision                                             (2,175)        (1,701)         (2,217)          (863)
 Minority interest in income from subsidiary trust                  (420)          (417)           (284)             -
 Minority interest in FFO                                              -              -            (259)          (227)
                                                              ----------     ----------      ----------     ----------
 Net income                                                   $    3,071     $    2,266      $    3,191     $    1,112
                                                              ==========     ==========      ==========     ==========
PER SHARE DATA:
 Earnings per share - diluted                                 $      .39     $      .29      $      .45     $      .17
                                                              ==========     ==========      ==========     ==========
 Weighted average shares outstanding - diluted                 7,968,984      7,953,978       7,188,255      7,017,181
                                                              =========      ==========      ==========     ==========
 Earnings per share - basic                                   $      .44     $      .33      $      .54     $      .19
                                                              ==========     ==========      ==========     ==========
 Weighted average shares outstanding - basic                   7,043,024      6,832,737      5, 963,108      5,852,861
                                                              ==========     ==========      ==========     ==========
BALANCE SHEET DATA (AT PERIOD-END):
 Total assets                                                 $1,841,143     $1,552,405      $1,469,352     $1,321,573
 Investment & mortgage backed securities                          99,341        108,593          96,982        140,899
 Loans held for sale                                             311,749        151,404          94,896         72,487
 Portfolio loans, net of unearned income                       1,158,251      1,149,731       1,106,728        995,864
 Allowance for loan losses                                        20,557         20,776          20,417         19,328
 Goodwill & premium on deposits                                    4,679          4,855           4,872            397
 Deposits                                                      1,418,555      1,361,312       1,289,100      1,165,042
 Stockholders' equity                                             98,281         95,531          87,593         71,254
 Book value per share (dollars)                                    12.60          12.27           11.77          10.79
SELECTED FINANCIAL RATIOS:
 Return on average assets                                            .75%           .61%            .89%           .35%
 Return on average equity                                          13.60          10.24           17.53           6.33
 Equity to assets                                                   5.34           6.15            5.96           5.39
 Equity and minority interest in preferred
  subsidiary to assets                                              6.90           8.01            7.92              -
 Portfolio loans/deposit ratio                                     81.65          84.46           85.85          85.48
 Net interest spread                                                3.85           3.71            4.03           3.52
 Net interest margin                                                4.24           4.18            4.41           4.10
 G&A expense to average assets (1)                                  2.84           3.24            3.00           3.29
 G&A efficiency ratio (2)                                          64.61          74.69           61.98          73.79
 Nonperforming loans to portfolio loans                             2.51           2.25            2.01           1.99
 Nonperforming assets to total assets                               2.03           2.20            2.05           2.08
 Loan loss allowance to portfolio loans (1)                         1.77           1.81            1.78           1.94
 Loan loss allowance to nonperforming loans (2)
   Originated portfolio                                            75.32         102.83           83.75          90.96
   July 1997 Purchase                                              35.35          31.74           31.12              -
   March 1995 Purchase                                            459.97         373.91          504.89         441.82
   CrossLand portfolio                                             71.39         421.88           81.30         106.60
   Other purchased portfolios                                      24.01          18.41          128.42          46.67
   Total                                                           70.62          80.41           91.64          97.32
OTHER DATA (AT PERIOD-END):
 Number of branch banking offices                                     46             46              45             45
 Number of full-time equivalent employees                          1,256          1,045             958            856


(1) Commercial banking segment only
(2) See "Note 4.- Allowance For Losses" for a discussion of the allocation and availability of loan loss reserves among portfolios of loans within the Bank.

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                    ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     Quarters Ending
                                                                 ---------------------------------------------------------
                                                                  March 1997      Dec. 1996     Sept. 1996       June 1996
                                                                  ----------      ---------     -----------      ---------
OPERATING DATA:
Interest income                                                  $    23,877      $   24,216   $   22,065       $   21,335
Interest expense                                                      12,142          11,839       11,279           10,764
                                                                 -----------      ----------   ----------       ----------
Net interest income                                                   11,735          12,377       10,786           10,571
Loan loss provision                                                    1,138           1,075          457              450
                                                                 -----------      ----------   ----------       ----------
Net interest income after loan loss provision                         10,597          11,302       10,329           10,121
Noninterest income                                                     3,703           2,604        2,841            1,523
General and administrative ("G&A") expenses                           10,482          10,594        9,174            8,743
Other noninterest expense                                                314          (1,331)       5,106                5
                                                                 -----------      ----------   ----------       ----------
Net income (loss) before income taxes & minority interest              3,504           4,643       (1,110)           2,896
Income tax (provision) benefit                                        (1,315)         (1,651)         451           (1,104)

Minority interest in FFO (net of tax)                                   (188)           (467)         144             (165)
                                                                 -----------      ----------   ----------       ----------
Net income (loss)                                                $     2,001      $    2,525   $     (515)      $    1,627
                                                                 ===========      ==========   ==========       ==========
PER SHARE DATA:
Earnings per share - diluted                                     $       .30      $      .38   $     (.08)      $      .25
                                                                 ===========      ==========   ==========       ==========
Weighted average shares outstanding - diluted                      6,987,074       6,641,203    6,622,493        6,627,235
                                                                 ===========      ==========   ==========       ==========
Earnings per share - basic                                       $    .   34      $      .43   $     (.09)      $      .28
                                                                 ===========      ==========   ==========       ==========
Weighted average shares outstanding - basic                        5,854,414       5,856,511    5,856,952        5,856,952
                                                                 ===========      ==========   ==========       ==========

BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                                     $ 1,231,456      $1,224,357   $1,163,506       $1,142,060
Investment & mortgage backed securities                              134,781         161,357      113,446          116,045
Loans held for sale                                                   44,774          47,052       32,444           30,293
Portfolio loans, net of unearned income                              928,973         920,323      905,599          867,326
Allowance for loan losses                                             19,088          18,747       19,858           19,829
Goodwill & premium on deposits                                           404             527          650              772
Deposits                                                           1,118,710       1,114,907    1,049,998        1,028,692
Stockholders' equity                                                  69,694          68,178       65,804           66,241
Book value per share (dollars)                                         10.55           10.32         9.96            10.03
SELECTED FINANCIAL RATIOS:
Return on average assets                                                 .66%            .84%        (.18)%            .58%
Return on average equity                                               11.76           14.95        (3.09)            9.96
Equity to assets                                                        5.66            5.57         5.66             5.80
Portfolio loans/deposit ratio                                          83.04           82.55        86.25            84.31
Net interest spread                                                     3.52            4.12         3.50             3.46
Net interest margin                                                     4.10            4.40         3.65             3.56
G&A expense to average assets (1)                                       3.06            3.25         3.05             3.09
G&A efficiency ratio (1)                                               64.93           65.34        65.80            72.45
Nonperforming loans to portfolio loans                                  2.19            2.10         2.43             2.30
Nonperforming assets to total assets                                    2.36            2.26         2.78             2.73
Loan loss allowance to loans (2)                                        2.05            2.04         2.19             2.29
Loan loss allowance to nonperforming loans: (2)
   Originated portfolio                                                84.74           74.00        65.76            90.06
   July 1997 Purchase                                                      -               -            -                -
   March 1995 purchase                                                551.88          488.78       689.66           552.18
   Crossland portfolio                                                104.82          126.12        81.80            53.22
   Other purchased portfolios                                          45.60           89.80        59.97            39.79
   Total portfolio loans                                               94.62           96.93        90.42            99.41
OTHER DATA (AT PERIOD-END):
Number of branches                                                        43              42           42               42
Number of full-time equivalent employees                                 802             785          749              692





(1) Commercial Banking segment only
(2) See "Note 4.- Allowance For Losses" for a discussion of the allocation and availability of loan loss reserves among portfolios of loans within the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 1998 AND DECEMBER 31, 1997

Overview
Total assets were $1.8 billion at March 31, 1998, and $1.6 billion at December 31, 1997, an increase of $288.7 million or 18.60%. Total portfolio loans increased $8.5 million from the prior year-end to $1.2 billion at March 31, 1998, while loans held for sale increased $160.3 million. Commercial real estate and multi-family residential loans increased by $14.1 million, construction and land development loans increased $10.9 million, commercial (business) loans increased by $3.5 million, and consumer loans, including retail home equity loans, increased by $5.9 million. This was partially offset by a $25.9 million decline in residential loans.

Investment and Mortgage-Backed Securities
Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $59.7 million at March 31, 1998 compared to $71.5 million at December 31, 1997 an increase of $11.8 million. The Company has recorded all its purchased investment and mortgage-backed securities as of March 31, 1998 as "available for sale" and all mortgage-backed securities resulting from securitization of the Company's loans as trading securities at their period-end market value. The Company recorded $222,000 in net gains on the sales of $25.9 million in investments and mortgage-backed securities. Federal funds sold, all on an overnight basis, increased by $72.0 million from $33.0 million at the prior year-end to $105.0 million at March 31, 1998.

Loans
Total loans held for portfolio increased $6.6 million from $1.149 billion at the prior year-end to $1.156 billion at March 31, 1998. One-to-four family residential loans decreased by $25.9 million, primarily as a result of the $22.0 million decline in loan originations. Commercial real estate and multifamily residential loans increased $14.1 million to $362.6 million, consumer loans increased $5.9 million, and commercial (business) loans increased $3.5 million.

Allowance for Loan Losses
The allowance for loan losses amounted to $20.6 million at March 31, 1998, (1.77% of portfolio loans) compared with $20.8 million at December 31, 1997. At March 31, 1998, the allowance for loan losses included $13.6 million allocated to loans originated by the Company, $3.4 million allocated to the largest loan purchase made in March 1995 (the "March 1995 Purchase"), $1.2 million allocated to the July 1997 purchase, $1.0 million allocated to loans purchased from CrossLand and $1.3 million allocated to other loan purchases. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity to the allowance in 1998 included provisions for loan losses of $493,000 (based generally on the growth in the loan portfolio) and loan charge-offs (net of recoveries) of $712,000.

Nonperforming Assets
Nonperforming assets amounted to $37.3 million or 2.03% of total assets at March 31, 1998, compared with $34.2 million or 2.20% of total assets at December 31, 1997. Nonperforming loans totaled $29.1 million at March 31, 1998, an increase of $3.3 million from the prior year-end total of $25.8 million. This increase was primarily the result of a $2.1 million increase in 1-4 originated loans. This was partially offset by a $1.3 million reduction in
commercial business loans.   Commercial real estate, acquired in the FFO
merger, increased by $1.2 million from the end of the prior year to $4.2 million at the end of the first quarter.

Deposits
Total deposits were $1.42 billion at March 31, 1998, compared to $1.36 billion at the prior year-end, an increase of $57.2 million. This included a $35.7 million increase in certificates of deposit as the Company maintained a more competitive rate strategy during the first three months of the year. Passbook Gold balances increased by $21.0 million while regular savings accounts declined by $1.6 million.

Stockholders' Equity
Stockholders' equity was $98.3 million at March 31, 1998, or 5.34% of total assets, compared to $95.5 million or 6.15% of total assets at December 31, 1997. At March 31, 1998, the Bank's Tier 1 ("Leverage") Capital ratio was 6.70%, its Tier 1 Risk-Based Capital ratio was 9.46%, and its Total Risk-Based Capital ratio was 10.72%, all in excess of minimum FDIC capital guidelines for an institution to be considered a "well-capitalized" bank. At December 31, 1997, the Company's Tier 1 ("Leverage") ratio, Tier 1 Risk-Based Capital ratio and total Risk-Based Capital ratio was 6.58%, 9.30%, and 10.71%, respectively. Although the Company's financial information has been restated for prior periods using the applicable accounting treatment for business combinations, no recalculation of prior period capital ratios is made under regulatory guidelines.

Republic SPC1 Corp.
On March 31, 1998, the Company sold on a non-recourse basis the $95.2 million of Repo Loans to SPC, a wholly owned, second-tier subsidiary of the Company. The Repo Loans were sold on a whole loan basis with the Company recording a gain on sale and retaining servicing rights. SPC purchased the loans utilizing the Company's $10.7 million capital contribution to SPC and the proceeds of a Repurchase Agreement simultaneously entered into between SPC and a third-party. The capital contribution will be treated for accounting purposes by the Company as an investment in an unconsolidated subsidiary. The Repurchase Agreement provides for SPC to repurchase the Repo Loans within a period of 90 days.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

Overview
Net income for the three months ended March 31, 1998 was $3.1 million or $0.39 per share compared with $2.0 million or $0.30 per share for the first quarter of 1997. Return on average assets for the first quarter of 1998 was 0.75%, while return on average equity was 13.60%. Results for the first quarter of 1998 include $678,000 improvement in net income from mortgage banking activities and $1.5 million in income from commercial banking activities.

Analysis of Net Interest Income (see table on page 16)
Net interest income for the first quarter of 1998 was $16.7 million compared with $11.7 million for the same period last year. This $4.9 million or 42.0% increase was the result of $1.0 million from an improved net interest spread and $3.8 million in additional income from balance sheet growth. Interest income was $33.8 million for 1998, an increase of $9.9 million over the same period in 1997 while interest expense increased by $4.9 million. Average asset yield increased 17 basis points from 8.51% for the first quarter of 1997 to 8.68% for 1998. The average cost of interest-bearing liabilities declined 16 basis points from 4.99% to 4.83% primarily as a result of the $6.0 million subordinated debt issued which was converted to common stock during the fourth quarter of 1997. As a result, net interest spread increased 33 basis points from 3.52% for 1997 to 3.85% for 1998 and net interest margin, which includes the benefit of noninterest bearing funds, increased 14 basis points from 4.10% for 1997 to 4.24% for 1998.

Noninterest Income
Noninterest income for the first quarter of 1998 was $12.5 million compared with $3.7 million for the same period of 1997, an increase of $8.8 million. This increase was primarily the result of net gains on mortgage banking activities, consisting of gains on sale of loans and recognition of the value of mortgage servicing rights net of direct costs of production, which increased $9.1 million, while gain on sale of portfolio loans decreased $1.3 million compared to the same period in 1997.

The following table reflects the components of noninterest income for the three months ended March 31, 1998, and 1997 (in thousands):




                                                                   For the Three Months
                                                                      Ended March 31,
                                                     -------------------------------------------------
                                                                                           Increase
                                                        1998             1997             (Decrease)
                                                     --------         ---------          -------------
Income from mortgage banking operations              $ 9,985          $    898              $ 9,087
Service charges on deposit accounts                      799               745                   54
Loan fee income                                          680               331                  349
Merchant charge card processing fees                      74                62                   12
Gains on sales of portfolio loans, net                     -             1,242               (1,242)
Unrealized gains on loans held for sale                    -                84                  (84)
Gain on sale of securities, net                          333                42                  291
Net trading account losses                              (111)             (138)                  27
Generations Gold fee income                              195               100                   95
Other income                                             574               337                  237
                                                    --------          --------              -------
Total noninterest income                            $ 12,529           $ 3,703              $ 8,826
                                                    ========           =======              =======


The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended March 31, 1998 and 1997 (in thousands):

                                                            Three Months Ended March 31,
                                      -----------------------------------------------------------------------------

                                                           1998                         1997
                                       ------------------------------------  ---------------------------------------
                                      Average                     Average     Average                       Average
Summary of Average Rates              Balance        Interest      Rate       Balance        Interest         Rate
------------------------              -------        --------    -------      -------        --------      ---------
Interest earning assets:
  Loans, net                        $1,417,066      $ 31,204      8.84%      $ 936,733      $ 21,097       8.95%
  Investment securities                 29,860           433      5.87          38,719           583       6.09
  Mortgage backed securities            36,858           625      6.78          74,640         1,290       6.91
  Trading securities                    37,466           910      9.72             664             -          -
  Interest bearing deposits
    in banks                             1,082            17      6.12           4,600            46       4.14
  FHLB stock                             9,281           166      7.25           6,927           130       7.58
  Federal funds sold                    30,936           423      5.87          53,311           731       5.48
                                   -----------     ---------               -----------    ----------
  Total interest-earning assets      1,562,549        33,778      8.68       1,115,594        23,877       8.51
  Non interest-earning assets           86,690                                  59,146
                                   -----------                             -----------
  Total assets                      $1,649,239                              $1,174,740
                                    ==========                              ==========
Interest-bearing liabilities:
  Interest checking                 $  129,631     $     327      1.02     $    88,460           309       1.42
  Savings                               52,464           254      1.97          27,078           261       3.90
  Passbook Gold                        251,689         3,058      4.93         222,998         2,649       4.86
  Money market                          31,428           147      1.89          32,364           165       2.07
  Time deposits                        814,072        11,127      5.54         591,482         8,441       5.79
  Subordinated debt                          -             -       .-            6,000           108       7.27
  FHLB advances                        132,889         1,900      5.80           3,422            10       1.17
  Other borrowings                      23,527           302      5.21          16,161           199       5.00
                                   -----------    ----------               -----------    ----------
  Total interest-bearing
    liabilities                     1,435,700         17,115      4.83         985,965        12,142       4.99
                                                   ---------                               ---------
  Non interest-bearing liabilities     121,982                                 122,029
  Stockholders' equity                  91,557                                  64,746
                                   -----------                             -----------
  Total liabilities and equity      $1,649,239                              $1,174,740
                                    ==========                              ==========
Net interest income/net
  interest spread                                  $  16,663      3.85%                      $11,735       3.52%
                                                   =========      ====                       =======       ====
Net interest margin                                               4.24%                                    4.10%
                                                                  ====                                     ====


                                                    Increase (Decrease) Due to (1)
                                                    ---------------------------
Changes in Net Interest Income                        Volume             Rate              Total
------------------------------                        ------             ----              -----
Interest earning assets:
  Loans, net                                      $   10,227           $ (120)           $10,107
  Investment securities                                 (130)             (20)              (150)
  Mortgage backed securities                            (641)             (24)              (665)
  Trading Securities                                       -              910                910
  Interest bearing deposits in banks                     (46)              17                (29)
  FHLB stock                                              42               (6)                36
  Federal funds sold                                    (306)              (2)              (308)
                                                  ----------           ------            -------
   Total change in interest income                     9,146              755              9,901

Interest-bearing liabilities:
    Interest checking                                    119             (101)                18
    Savings                                              165             (172)                (7)
    Passbook Gold                                        373               36                409
    Money market                                          (4)             (14)               (18)
    Time deposits                                      2,946             (260)             2,686
    Subordinated debt                                    (54)             (54)              (108)
    FHLB advances                                      1,723              167              1,890
    Other borrowings                                      92               11                103
                                                  ----------           ------            -------
    Total change in interest expense                   5,360             (387)             4,973
                                                  ----------           ------            -------
Increase (decrease) in net interest income        $    3,786           $1,142            $ 4,928
                                                  ==========           ======            =======


Noninterest Expense
General and administrative ("G & A") expenses for the first quarter of 1998 were $22.9 million compared with $10.5 million in 1997, an increase of $12.4 million. Total noninterest expenses, which include G & A expense, were $23.0 million for the first quarter of 1998 compared with $10.8 million for the same period last year, an increase of $12.2 million. Increases occurred in substantially all areas of expense primarily as a result of the costs associated with the increased number of employees and advertising and marketing attributable to the company's growth.

The following table reflects the components of noninterest expense for the three months ended March 31, 1998 and 1997 (in thousands):

                                                                  For the three Months
                                                                     Ended March 31,
                                                      --------------------------------------------------
                                                                                              Increase
                                                         1998             1997               (Decrease)
                                                        ------           ------              ----------
Salaries and benefits                                 $ 9,398           $ 5,362               $ 4,036
Net occupancy expense                                   2,509             1,740                   769
Advertising                                             4,351               345                 4,006
Data processing fees                                      708               570                   138
FDIC and state assessments                                217               210                     7
Telephone expense                                         465               428                    37
Legal & professional                                      637               326                   311
Postage and supplies                                    3,717               336                 3,381
Other operating expense                                   921             1,165                  (244)
                                                     --------          --------              --------
Total G & A expenses                                   22,923            10,482                12,441
Merger expenses                                             9                 -                     9
Provision for losses on ORE                               (80)              170                  (250)
ORE expense, net of ORE income                             22                21                     1
Amortization of premium on deposits                       159               123                    36
                                                    ---------         ---------            ----------
Total noninterest expense                             $23,033           $10,796               $12,237
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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a. Exhibits:

             27.0  Financial Data Schedule

          b. Reports on Form 8-K

             There were no reports on Form 8-K filed during the three months ended March 31, 1998.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          REPUBLIC BANCSHARES, INC.

Date:         05/15/98                    By: /s/ John W. Sapanski
                                             ---------------------------------
                                             John W. Sapanski
                                             Chairman and Chief Executive
                                             Officer (principal executive
                                             officer)



Date:         05/15/98                   By: /s/ William R. Falzone
                                            ---------------------------------
                                            William R. Falzone
                                            Treasurer (principal financial
                                            and accounting officer)