Form 10-Q
period 1998-06-30
REPUBLIC BANCSHARES INC
filed 1998-08-14
CIK 1005501

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from  _________ to ___________

                         COMMISSION FILE NUMBER 0-27652

                            REPUBLIC BANCSHARES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

               FLORIDA                                            59-1463900
   (State or other jurisdiction of                              (IRS Employer
    incorporation or organization)                           Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL                             33701
     (Address of Principal Office)                                 Zip Code

                                 (813) 823-7300
              (Registrant's Telephone Number, Including Area Code)

________________________________________________________________________________
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK PAR VALUE $2.00 PER SHARE    9,724,325 SHARES OUTSTANDING AT JUNE 30, 1998

                            REPUBLIC BANCSHARES, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the merger with F.F.O. Financial Group, Inc.)


ITEM 1.  FINANCIAL STATEMENT                                               PAGE

         Consolidated Balance Sheets - June 30, 1998 (unaudited)
          and December 31, 1997..............................................1

         Consolidated Statements of Operations -
          Three month periods and six month periods
          ended June 30, 1998 and 1997 (all unaudited).......................2

         Consolidated Statements of Stockholders Equity -
          Year ended December 31, 1997 and
          Six months ended June 30, 1998 (unaudited).........................3

         Consolidated Statements of Cash Flows -
          Three month and six month periods
          ended June 30, 1998 and 1997 (all unaudited).......................4

         Notes to Consolidated Financial Statement (unaudited)...............5

         Selected Quarterly Financial and Other Data (unaudited)............13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................15


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS..................................................23


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................23


SIGNATURES..................................................................24

                            REPUBLIC BANCSHARES, INC.
        CONSOLIDATED BALANCE SHEETS - JUNE 30, 1998 AND DECEMBER 31, 1997
                       ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                       1998          1997
                                                                                   -----------    ----------
                                                                                   (UNAUDITED)
ASSETS
Cash and due from banks                                                             $   39,095    $   45,998
Interest bearing deposits in banks                                                      29,356           671
Federal funds sold                                                                      73,500        33,000
Investment securities:
    Available for sale                                                                  36,854        16,080
Mortgage-backed securities:
    Available for sale                                                                  12,296        55,467
    Trading                                                                             60,610        36,189
FHLB stock                                                                              10,247         8,148
Loans held for sale                                                                    410,113       151,404
Loans, net of allowance for loan losses  (Notes 3 and 4)                             1,354,501     1,128,955
Premises and equipment, net                                                             50,856        34,168
Other real estate owned acquired through foreclosure, net                                6,944         6,997
Accrued interest receivable                                                             11,051         9,611
Goodwill and premium on deposits                                                        28,765         4,855
Other assets                                                                            30,837        20,862
                                                                                    ----------    ----------
    Total assets                                                                    $2,155,025    $1,552,405
                                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits-
       Noninterest-bearing checking                                                 $  135,441    $   93,843
       Interest checking                                                               160,762       137,240
       Money market                                                                     81,256        30,389
       Savings                                                                         336,449       291,604
       Time deposits                                                                 1,027,469       808,236
                                                                                    ----------    ----------
          Total deposits                                                             1,741,377     1,361,312
    Securities sold under agreements to repurchase                                      40,745        19,654
    FHLB advances                                                                      125,000        35,000
    Other liabilities                                                                   48,806        12,158
                                                                                    ----------    ----------
          Total liabilities                                                          1,955,928     1,428,124
                                                                                    ----------    ----------

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust solely holding junior
    subordinated debentures of the Company                                              28,750        28,750
Stockholders' equity:
    Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized
       75,000 shares issued and outstanding. Liquidation preference $6,600
       at June 30, 1998 and December 31, 1997.)                                          1,500         1,500
    Common stock ($2.00 par, 20,000,000 shares authorized, 9,724,325 and
       7,035,886 shares issued and outstanding at June 30, 1998 and
       December 31, 1997, respectively.)                                                19,449        14,072
Capital surplus                                                                        118,937        50,322
Retained earnings                                                                       30,429        29,155
Net unrealized gain on available-for-sale securities, net of tax effect                     32           482
                                                                                    ----------    ----------
       Total stockholders' equity                                                      170,347        95,531
                                                                                    ----------    ----------
       Total liabilities and stockholders' equity                                   $2,155,025    $1,552,405
                                                                                    ==========    ==========

  The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED JUNE 30,    FOR THE SIX MONTHS ENDED JUNE 30,
                                                   1998            1997                 1998            1997
                                                -----------     -----------          -----------     -----------
                                                        (UNAUDITED)                          (UNAUDITED)
INTEREST INCOME:
    Interest and fees on loans                  $    35,912     $    22,390          $    67,117     $    43,486
    Interest on investment securities                   473             728                  906           1,311
    Interest on mortgage-backed securities              360           1,560                  985           2,849
    Interest on trading securities                      462              --                1,372              --
    Interest on federal funds sold                      659             478                1,082           1,209
    Interest on other investments                       249             188                  431             366
                                                -----------     -----------          -----------     -----------
       Total interest income                         38,115          25,344               71,893          49,221
                                                -----------     -----------          -----------     -----------
INTEREST EXPENSE:
    Interest on deposits                             16,554          12,332               31,467          24,156
    Interest on FHLB advances                         2,796             117                4,696             127
    Interest on subordinated debt                        --             108                   --             216
    Interest on other borrowings                        507             265                  809             464
                                                -----------     -----------          -----------     -----------
       Total interest expense                        19,857          12,822               36,972          24,963
                                                -----------     -----------          -----------     -----------
       Net interest income                           18,258          12,522               34,921          24,258
PROVISIONS FOR LOAN LOSSES                            1,032             501                1,525           1,639
                                                -----------     -----------          -----------     -----------
Net interest income after provision
 for possible loan losses                            17,226          12,021               33,396          22,619
                                                -----------     -----------          -----------     -----------

NONINTEREST INCOME:
    Income from mortgage banking activities           8,426             660               18,411           1,558
    Gain on sale of portfolio loans, net                 --             237                   --           1,563
    Service charges on deposit accounts                 937             835                1,736           1,580
    Loan fee income                                     195             443                  875             774
    Gain  on sale of securities, net                    520             243                  742             148
    Other operating income                            1,140             331                1,983             830
                                                -----------     -----------          -----------     -----------
       Total noninterest income                      11,218           2,749               23,747           6,453
NONINTEREST EXPENSES:
    General and administrative
      ("G&A") expenses                               29,896          12,224               52,828          22,707
    Merger expenses                                     294              --                  294              --
    Provision for losses on ORE                         120             120                   40             290
    Other ORE expense, net                               15              59                   37              80
    Amortization of premium on deposits                 160             124                  319             247
                                                -----------     -----------          -----------     -----------
       Total noninterest expenses                    30,485          12,527               53,518          23,324
Income (loss) before income taxes                    (2,041)          2,243                3,625           5,748
Income tax (provision) benefit                          800            (863)              (1,375)         (2,178)
Minority interest in income from subsidiary
    trust (net of tax)                                 (422)             --                 (842)             --
Minority interest in FFO (net of tax)                    --            (227)                  --            (415)
                                                -----------     -----------          -----------     -----------
    NET INCOME (loss)                           $    (1,663)    $     1,153          $     1,408     $     3,155
                                                ===========     ===========          ===========     ===========

PER SHARE DATA:
    Net income (loss) per common share and
      common equivalent share - diluted         $      (.23)    $       .17          $       .16     $       .47
                                                ===========     ===========          ===========     ===========
    Weighted average common and common
       equivalent shares outstanding-diluted      8,522,623       7,017,181            8,712,367       7,002,356
                                                ===========     ===========          ===========     ===========

    Net income (loss) per common share -
       basic                                    $      (.26)    $       .20          $       .18     $       .54
                                                ===========     ===========          ===========     ===========
    Weighted average common shares
       outstanding - basic                        8,522,623       5,852,861            7,786,911       5,853,633
                                                ===========     ===========          ===========     ===========

  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
                 THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED)
                                ($ IN THOUSANDS)


                                   Perpetual Preferred                                                     Net Unrealized
                                   Convertible Stock          Common Stock                                 Gains (Losses)
                                   -------------------   ---------------------                              on Available
                                    Shares                Shares                    Capital      Retained     for Sale
                                    Issued     Amount     Issued       Amount       Surplus      Earnings    Securities     Total
                                   -------    --------   ---------    --------     ---------     --------      -----      ---------
BALANCE, DECEMBER 31, 1996          75,000    $1,500     5,854,414    $ 11,708     $  34,225     $ 20,847      $(102)     $  68,178

Net income for the twelve
 months ended December 31, 1997         --        --            --          --            --        8,571         --          8,571
Net unrealized gains on
 available-for-sale securities
 net of tax effect                      --        --            --          --            --           --        584            584
Exercise of stock options               --        --        21,300          43           197           --         --            240
Net change in minority interest         --        --        (2,537)         (5)         (487)          --         --           (492)
Issuance of common stock
 in merger transaction                  --        --       826,709       1,654        11,211           --         --         12,865
Conversion of subordinated
 debentures                             --        --       336,000         672         5,176           --         --          5,848
Dividends on preferred
 stock                                  --        --            --          --            --         (263)        --           (263)
                                    ------    ------    ----------    --------     ---------     --------      -----      ---------
BALANCE, DECEMBER 31, 1997          75,000     1,500     7,035,886      14,072        50,322       29,155        482         95,531

Net income for the six
 months ended June 30, 1998             --        --            --          --            --        1,408         --          1,408

Net unrealized loss on
 available-for-sale securities
 net of tax                             --        --            --          --            --           --       (450)          (450)

Issuance of common stock                --        --     2,642,150       5,284        67,598           --         --         72,882

Exercise of stock options               --        --        46,289          93           466           --         --            559

Additional paid-in capital from
  performance stock options             --        --            --          --           551           --         --            551

Dividends on preferred
 stock                                  --        --            --          --            --         (134)        --           (134)
                                    ------    ------     ---------    --------     ---------     --------      -----      ---------

BALANCE, JUNE 30, 1998              75,000    $1,500     9,724,325    $ 19,449     $ 118,937     $ 30,429      $  32      $ 170,347
                                    ======    ======    ==========    ========     =========     ========      =====      =========

  The accompanying notes are an integral part of these consolidated statements

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE SIX MONTHS ENDED JUNE30,
                                                           -----------------------------------     --------------------------------
                                                               1998                 1997                1998               1997
                                                           (UNAUDITED)          (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                                           -----------          -----------         -----------        -----------
OPERATING ACTIVITIES:
Net income (loss)                                            $  (1,663)           $  1,154           $   1,408          $  3,155
Reconciliation of net income (loss) to net cash
provided by (used in):
   Provision for losses on loans and ORE                           780                 621               1,394             1,929
   Depreciation and amortization, net                            3,342                 905               4,432               780
   Amortization of premium and accretion of fair value            (301)                (70)                600               219
   (Gain) loss on sale of loans                                 (8,426)               (897)            (18,411)           (3,121)
   (Gain) on sale of investment securities                         (93)               (171)               (731)             (213)
   (Gain) loss on sale of ORE                                     (104)                (20)               (111)             (128)
   Capitalization of mortgage servicing                        (18,751)               (645)            (18,208)           (1,484)
   Net increase in deferred tax benefit                           (960)              5,299                 716             4,402
   Gain on disposal of premises & equipment                          -                   2                  (2)                1
   Net (increase) decrease in other assets                      (1,781)             (6,537)             (5,490)           (5,941)
   Net increase (decrease) in other liabilities                 37,016              35,540              35,775            37,685
                                                             ---------            --------           ---------          --------
     Net cash provided by (used in) operating activities        (9,059)             35,181               1,372            37,284
                                                             ---------            --------           ---------          --------
INVESTING ACTIVITIES:
   Proceeds from excess of deposit liabilities assumed
    over assets acquired, net cash acquired                     46,613               7,223              46,613             7,223
   Proceeds from sales & maturities of:
     Mortgage-backed securities available for sale              12,587                   -              41,055                 -
     Mortgage-backed securities in trading  portfolio            8,379                   -               8,379                 -
   Investment securities available for sale                      3,250              41,475               3,250           109,922
   Purchase of investment securities held to maturity             (998)            (15,612)               (998)          (15,612)
   Purchase of investment securities available for sale         (7,015)            (16,973)            (27,152)          (56,776)
   Purchase of mortgage-backed securities
     in trading portfolio                                      (12,000)                805             (12,000)           (2,784)
   Principal repayment on mortgage-backed securities             3,734               3,127               6,757             4,352
   Purchase of FHLB stock                                        2,752                   0              (2,100)             (251)
   Net increase in loans                                      (153,460)            (79,665)           (363,743)          (85,613)
   Investment in unconsolidated subsidiaries                    10,817                   -                   -                 -
   Purchase of premises and equipment, net                      (5,368)             (3,692)             (6,880)           (4,469)
   Proceeds from sale of ORE                                     1,071               2,372               2,135             3,216
   Disposals in other real estate owned (net)                      651                 117                  96               138
                                                             ---------            --------           ---------          --------
   Net cash used in investing activities                       (88,987)            (60,823)           (304,588)          (40,654)
                                                             ---------            --------           ---------          --------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                         123,132             (23,106)            180,547           (22,469)
   Net increase (decrease) in repurchase agreements             16,105               3,843              21,091             4,630
   Reduction of minority interest in FFO                             -                 184                   -               408
   Proceeds from FHLB Advances, net                           (135,000)              4,000              90,000             6,000
   Proceeds from issuance of common stock                       73,829                  27              73,991                27
   Dividends on perpetual preferred stock                          (65)                (66)               (132)             (132)
                                                             ---------            --------           ---------          --------
Net cash provided by (used in) financing activities             78,001             (15,118)            365,497           (11,536)
                                                             ---------            --------           ---------          --------
Net increase (decrease) in cash and cash equivalents            (1,927)            (40,760)             62,281           (14,906)
Cash and cash equivalents, beginning of period                 143,878              79,746              79,670            53,892
                                                             ---------            --------           ---------          --------
Cash and cash equivalents, end of period                     $ 141,951            $ 38,986           $ 141,951          $ 38,986
                                                             =========            ========           =========          ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for-
     Interest                                                   20,994              13,234              49,156            25,053
     Income taxes                                               (1,052)              3,108                 869             3,639

  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows, for the three month and six month periods ended June 30, 1998 and 1997. The December 31, 1997 statement of financial position was derived from audited financial statements. The accounting and reporting policies of the Company and its wholly-owned subsidiary, Republic Bank (the "Bank") are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

The consolidated financial statements of the Company include the accounts of the Company, RBI Capital Trust I ("RBI"), the Bank, and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., Tampa Bay Equities, Inc. and VQH Development, Inc. The consolidated financial statements have been restated for the acquisition of FFO Financial Group, Inc., as discussed below. All significant intercompany accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary, which operates 53 branches throughout west central Florida. The Bank's primary source of revenue is derived from net interest income on loans and investments and income from mortgage banking activities.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the June 1998 financial statement presentation.

Recent Accounting Developments

Reporting Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which was effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances in a financial statement. Comprehensive income is defined to include those revenues, expenses, gains and losses of a normal, recurring nature, as well as items which are nonrecurring, unusual and infrequent. The reconciliation of the Company's net (loss) income to comprehensive income, as defined in SFAS No. 130, for the six months ended June 30, 1998 and 1997 are as follows:

                                                                    Six Months Ended June 30,
                                                                       1998         1997
                                                                      -------      -------
Net income                                                            $ 1,408      $ 3,155
Unrealized gains (losses) on securities
Unrealized holding gains (losses), net of tax effect during period        292          237
Less reclassification adjustment for gains realized in net income        (742)        (148)
                                                                      -------      -------
Net unrealized gains (losses)                                            (450)          89
                                                                      -------      -------
    Comprehensive income                                              $   958      $ 3,244
                                                                      =======      =======

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

Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP-98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 would not have a material impact on the accompanying consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management is currently assessing the financial implications of SFAS No. 133 and has not yet determined if the adoption will have a material effect upon the results of operations of the Company.

2. BUSINESS COMBINATIONS

F.F.O. Financial Group, Inc.

On September 19, 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County ("First Federal"), was merged into the Company in a stock transaction (the "FFO Merger"). William R. Hough, currently one of the Company's principal stockholders and the majority stockholder of the Company at the time of merger, owned a majority interest in FFO at the time of merger.

The FFO Merger was accounted for as a corporate reorganization in which the majority stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which will be amortized over 10 years. The Company issued 1,668,370 shares of common stock to FFO's majority stockholder and 826,709 shares of common stock to the minority interest in the FFO merger.

The pooling of interests method of accounting, which is used to account for the majority interest in the FFO merger, requires the restatement of financial results for all prior periods presented. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of operations for the six and three months ended June 30, 1997, are as follows (in thousands):

                                                     Three Months     Six Months
                                                     Ended June 30,  Ended June 30,
                                                          1997           1997
                                                        --------       --------
Net Interest Income:
    As previously reported:
       Republic Bancshares, Inc.                        $  9,697       $ 18,799
       F.F.O Financial Group, Inc.                         2,825          5,459
                                                        --------       --------
       Combined as restated                             $ 12,522       $ 24,258
                                                        ========       ========
Net Income:
    As previously reported:
       Republic Bancshares, Inc.                        $    629       $  2,232
       F.F.O. Financial Group, Inc.                          751          1,338
       Minority interest decrease                           (227)          (415)
                                                        --------       --------
       Combined as restated                                1,153          3,155
                                                        ========       ========

3. LOANS AND LOANS HELD FOR SALE:

Loans at June 30, 1998 and December 31, 1997, are summarized as follows (in thousands):

                                                              June 30,       December 31,
                                                               1998              1997
                                                            -----------      -----------
Real estate mortgage loans:
One-to-four family residential                              $   736,016      $   644,235
Multifamily residential                                          92,876           86,835
Commercial real estate (1)                                      332,965          265,153
   Construction/land  development                                84,847           50,203
   Home equity loans                                             47,287           44,389
Commercial loans                                                 52,601           36,515
Consumer loans                                                   31,870           26,259
Other loans                                                         155              442
                                                            -----------      -----------
   Total gross portfolio loans                                1,378,617        1,154,031
Less allowance for loan losses                                  (20,296)         (20,776)
Less premiums and unearned discounts on loans purchased             210           (3,273)
Less unamortized loan fees                                       (4,030)          (1,027)
                                                            -----------      -----------
   Total loans held for portfolio                             1,354,501        1,128,955
Loans held for sale:
   First lien residential                                       270,648          101,454
   High LTV loans                                               135,225           47,038
   Title I loans                                                  4,240            2,912
                                                            -----------      -----------
      Total loans held for sale                                 410,113          151,404
      Total loans                                           $ 1,764,614      $ 1,280,359
                                                            ===========      ===========

(1) Includes business loans, the primary collateral of which was real estate.

Mortgage loans serviced for others as of June 30, 1998 and December 31, 1997 were $761.2 million and $370.0 million, respectively. Loans on which interest was not being accrued at June 30, 1998 and December 31, 1997, totaled approximately $27.4 million and $25.6 million, respectively. Loans past due 90 days or more and still accruing interest at June 30, 1998 and December 31, 1997 totaled approximately $1.9 million and $196,000, respectively.

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

The allowance for loan losses as of June 30, 1998, was comprised of (i) $14.4 million allocated to originated loans (including loans combined from the FFO merger and loans acquired through the acquisition of Firstate Financial, F.A.),
(ii) $942,000 allocated to loans acquired from CrossLand Savings, FSB in December 1993, (the "CrossLand Portfolio") (iii) $2.4 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"), (iv) $1.0 million allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase") and (v) $1.5 million allocated to the other pools of purchased loans. As of June 30, 1998 the balance of unaccreted loan discount available to absorb losses on pools of portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4.2 million.

Changes in the allowance for loan losses were as follows (in thousands):

                                                                           For the Six Months Ended June 30,
                                                                                 1998          1997
                                                                               --------      --------
Balance, beginning of period                                                   $ 20,776      $ 18,747
   Provision for possible loan losses                                             1,525         1,639
   Discount on purchased loans allocated  from allowance for loan losses         (1,041)         (773)
   Allowances from acquisitions                                                      --           132
Loans charged off                                                                (1,268)         (577)
Recoveries of loans charged off                                                     304           160
                                                                               --------      --------
     Net charge-offs                                                           $   (964)         (417)
                                                                               --------      --------
Balance, end of period                                                         $ 20,296      $ 19,328
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

At June 30, 1998, the Company had one ORE property with a balance of $1.0 million or more, a tract of land carried at $2.4 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 17, 1998. Management believes the carrying value of the unsold remainder of the parcel approximates the amount that could be realized upon final sale to an end-user, but the proceeds from sale to an entity other than an end-user are uncertain.

5. BUSINESS SEGMENT INFORMATION
The Company's operations are divided into two business segments: commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operate through Flagship Mortgage, a separate division of the Bank, include originating, purchasing and servicing residential mortgage loans for sale or securitization. The Bank provides support for its mortgage banking division in areas such as secondary marketing, data processing and financial management. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the three months and the six months ended June 30, 1998 and 1997. Intracompany services between business segments are reflected at the Company's actual cost for services provided. The Company has elected to report its business segments without allocation of income taxes and minority interests.

                              BUSINESS SEGMENT DATA
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)


                                                                1998                                          1997
                                              -----------------------------------------      --------------------------------------
                                              Commercial       Mortgage       Company        Commercial     Mortgage       Company
                                                Banking        Banking         Total           Banking      Banking         Total
                                              -----------     ---------     -----------      ----------     --------     ----------
TOTAL ASSETS (AT PERIOD-END)                  $ 1,731,591     $ 423,434     $ 2,155,025      $1,249,086     $ 72,487     $1,321,573
OPERATING DATA:
Interest income                               $    28,619     $   9,496     $    38,115      $   23,810     $  1,534     $   25,344
Interest expense                                   14,170         5,687          19,857          12,240          582         12,822
                                              -----------     ---------     -----------      ----------     --------     ----------
Net interest income                                14,449         3,809          18,258          11,570          952         12,522
Loan loss provision                                 1,032            --           1,032             501           --            501
                                              -----------     ---------     -----------      ----------     --------     ----------
Net interest income after
    loan loss provision                            13,417         3,809          17,226          11,069          952         12,021
Noninterest income                                  2,531         8,687          11,218           2,024          725          2,749
General and administrative
    (G & A expenses)                               12,067        17,829          29,896          10,057        2,167         12,224
Merger expenses                                       294            --             294              --           --             --
Provision for losses on ORE                           120            --             120             120           --            120
Other noninterest expense                              15            --              15              59           --             59
Amortization of goodwill and
    premium on deposits                               160            --             160             124           --            124
                                              -----------     ---------     -----------      ----------     --------     ----------
Net income (loss) before taxes
    & minority interest                       $     3,292     $  (5,333)         (2,041)     $    2,733     $   (490)         2,243
                                              ===========     =========                      ==========     ========
Income tax benefit (expense)                                                        800                                        (863)
Minority interest in income from
    subsidiary trust (net of tax)                                                  (422)                                         --
Minority interest in FFO (net of tax)                                                --                                        (227)
                                                                            -----------                                  ----------
Net income (loss)                                                           $    (1,663)                                 $    1,153
                                                                            ===========                                  ==========

MEMORANDUM (AS OF OR FOR THE THREE MONTHS
  ENDED JUNE 30, 1998 AND 1997):

Loans held for sale                           $        --     $ 410,113     $   410,113      $       --     $ 72,487     $   72,487
Loans closed                                      185,263       357,456         542,719          66,684       97,630        164,314
Loans sold                                             --       227,490         227,490           2,753       53,287         56,040

Commercial Banking Activities

Income from commercial banking activities in the second quarter of 1998 was $3.3 million compared with $2.7 million for the second quarter of 1997, an increase of $559,000 or 20.5%. Net interest income after provision for loan losses increased from $11.1 million to $13.4 million and noninterest income increased by $507,000. This more than offset the $2.0 million increase in G&A expenses, which were $12.1 million during the current quarter compared with $10.1 million for the same period a year ago. The improvements were primarily the result of continued growth in the Company's commercial banking loan portfolio and expense savings from the Company's 1997 acquisitions.

Mortgage Banking Activities

Residential first and second lien loans closed for the quarter ended June 30, 1998 were $357.5 million compared with $97.6 million for the same period of 1997. The Company sold $227.5 million of loans during the current quarter, $130.0 million less than the amount of loans closed during the second quarter of 1998. Consequently, loans held for sale increased to $410.1 million at June 30, 1998. The Company expensed approximately $10.8 million in indirect loan production costs in the second quarter of 1998 that relate to loans held for sale.

                              BUSINESS SEGMENT DATA
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                              1998                                         1997
                                           ------------------------------------------     ----------------------------------------
                                           Commercial       Mortgage        Company       Commercial      Mortgage       Company
                                             Banking         Banking         Total         Banking        Banking         Total
                                           -----------      ---------      ----------     ----------     ---------      ----------
TOTAL ASSETS (AT PERIOD-END)               $ 1,731,591      $ 423,434      $2,155,025     $1,249,086     $  72,487      $1,321,573
OPERATING DATA:
Interest income                            $    54,518      $  17,375      $   71,893     $   46,662     $   2,559      $   49,221
Interest expense                                27,662          9,310          36,972         23,904         1,059          24,963
                                           -----------      ---------      ----------     ----------     ---------      ----------
Net interest income                             26,856          8,065          34,921         22,758         1,500          24,258
Loan loss provision                              1,525             --           1,525          1,639            --           1,639
                                           -----------      ---------      ----------     ----------     ---------      ----------
Net interest income after
    loan loss provision                         25,331          8,065          32,896         21,119         1,500          22,619
Other noninterest income                         4,555         19,192          24,247          4,742         1,711           6,453
General and administrative
    (G & A expenses)                            21,718         31,110          52,828         19,086         3,621          22,707
Merger expenses                                    294             --             294             --            --              --
Provision for losses (recoveries)
    on ORE                                          40             --              40            290            --             290
Noninterest expense                                 37             --              37             80            --              80
Amortization of goodwill and
    premium on deposits                            319             --             319            247            --             247
                                           -----------      ---------      ----------     ----------     ---------      ----------
Net income (loss) before taxes
    & minority interest                    $     7,478      $  (3,853)          3,625     $    6,158     $    (410)          5,748
                                           ===========      =========                     ==========     =========

Income tax expense                                                             (1,375)                                      (2,178)
Minority interest in income from
    subsidiary trust (net of tax)                                                (842)                                          --
Minority interest in FFO (net of tax)                                              --                                         (415)
                                                                           ----------                                   ----------
Net income                                                                 $    1,408                                   $    3,155
                                                                           ==========                                   ==========

MEMORANDUM AS OF OR FOR THE SIX MONTHS
 ENDED JUNE 30, 1998 AND 1997:

Loans held for sale                        $        --      $ 410,113      $  410,113     $       --     $  72,487      $   72,487
Loans closed                                   257,897        680,804         938,701        190,029       167,350         357,379
Loans sold                                          --        414,262         414,262         16,458       125,561         142,019

Commercial Banking Activities

Income from commercial banking activities was $7.5 million for the six months ended June 30, 1998, compared to $6.2 million for the same period of 1997. Net interest income increased by $4.1 million while G & A expenses increased by $2.6 million. This improvement was largely the result of the additional income and operating efficiencies from the Company's 1997 acquisitions.

Mortgage Banking Activities

First and second lien residential loans closed during the first six months of 1998 totaled $680.8 million, a $513.4 million increase over the same period last year. Loans held for sale at June 30, 1998 were $410.1 million or 60.2% of total loan production for Flagship during the first six months of 1998. A majority of the expenses associated with that increased loan production was charged to operations during the first half of 1998. Any revenues associated with loans held for sale will not be recognized until the quarters in which such loans are sold.

6. MARKET RISK

The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. At June 30, 1998, the Company did not use derivative financial instruments to manage its market risk.

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

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of managing market risk or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax. Trading securities include mortgage backed securities resulting from the securitization of High LTV and other residential mortgage loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest-only strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "gain on sale of securities, net".

There have been no material changes in the market risk inherent in the Company's market sensitive instruments during the six month interim period ending June 30, 1998.

7. CONSUMMATED AND PROPOSED MERGERS & ACQUISITIONS

NationsBank and Barnett Branches

In December 1997, the Company entered into two agreements with NationsBank Corporation ("NationsBank") to acquire eight branch offices of NationsBank's subsidiary banks, NationsBank, N.A. ("NationsBank Subsidiary") and Barnett Bank, N.A. ("Barnett"), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to these branches. The first agreement (the "Florida Agreement"), consummated on June 19, 1998, collectively, three NationsBank Subsidiary branches and four Barnett branches located throughout Florida (the "Florida Branches"). The second agreement (the "Georgia Agreement"), which is expected to be consummated in the third quarter of 1998, is for a Barnett branch located in Brunswick, Georgia (the "Georgia Branch"). When acquired on June 19, 1998, the Florida Branches had deposit liabilities of $199.9 million and loans of $114.4 million, and based on unaudited financial statements at July 31, 1998 (the most recent data available), the Georgia Branch had deposit liabilities of $18.1 (unaudited) million and loans of $8.4 (unaudited) million. The acquisition of the Florida Branches was accounted for using purchase accounting rules. A deposit premium of $23.8 million which will be amortized on the straight-line method over a 10 year period, was recorded. The Georgia branch acquisition, for which all regulatory approval has been approved, will also be accounted for using purchase accounting rules, with an expected deposit premium of approximately $181,000 (unaudited).

Bankers Savings Bank (unaudited)

In February 1998, the Company and Bankers Savings Bank, Inc., Coral Gables, Florida, ("BSB") entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank (the "BSB" Acquisition") with BSB stockholders receiving approximately 0.5132 of a share of the Company's Common Stock for each share of BSB's Common Stock (based on data at June 30, 1998), subject to certain changes in the price of the Company's Common Stock, among other factors. BSB has two branches in Dade County and, as of June 30,

1998, had total assets of $68.3 million, total loans of $49.4 million and total deposits of $60.7 million (all data unaudited). It is anticipated that the BSB Acquisition will be accounted for as a pooling of interests. Either BSB or the Company may terminate the BSB Acquisition if it is not consummated by November 1, 1998. Regulatory approval has been received and the transaction is expected to be completed in the fourth quarter of 1998, subject to approval by BSB's stockholders.

Dime Savings Bank (unaudited)

In March 1998, the Company entered into an agreement (the "DSB Agreement") with Dime Savings Bank, F.S.B. ("DSB"), to acquire DSB's branch in Deerfield Beach, Florida (Broward County) and to assume the deposits and other liabilities of approximately $209.5 million and purchase the personal property and equipment of the branch for $100,000, (the "Dime Branch Acquisition"). The transaction, which was consummated on August 13, 1998, will be accounted for using purchase accounting rules, with a deposit premium of $9.8 million to be amortized over 10 years.

Lochaven Savings (unaudited)

On May 6, 1998, the Company entered into a definitive agreement with Lochaven Federal Savings and Loan Association, Orlando, Florida, ("Lochaven"), providing for the merger of Lochaven with and into Republic Bank (the "Lochaven Acquisition"). Lochaven has one branch in Orange County, Florida, and as of June 30, 1998, had total assets of $59.3 million, total loans of $54.4 million and total deposits of $56.1 million. Under the terms of the Lochaven Agreement, stockholders of Lochaven are to receive 0.2776 of a share of the Company's Common Stock for each share of Lochaven's Common Stock. It is anticipated that the Lochaven Acquisition will be accounted for as a pooling of interests. Either Lochaven or the Company may terminate the transaction, for which regulatory approval is pending, if it is not completed by December 1, 1998.

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                QUARTERS ENDING
                                                       -----------------------------------------------------------------
                                                        JUNE 1998         MAR. 1998         DEC. 1997        SEPT. 1997
                                                       -----------       -----------       -----------       -----------
OPERATING DATA:
Interest income                                        $    38,115       $    33,778       $    29,771       $    29,464
Interest expense                                            19,857            17,115            15,239            14,721
                                                       -----------       -----------       -----------       -----------
Net interest income                                         18,258            16,663            14,532            14,743
Loan loss provision                                          1,032               493               494               495
                                                       -----------       -----------       -----------       -----------
Net interest income after loan loss provision               17,226            16,170            14,038            14,248
Other noninterest income                                    11,218            12,529             9,505             9,115
General and administrative ("G&A") expenses                 29,896            22,923            18,720            16,114
Other noninterest expense                                      589               110               439             1,298
                                                       -----------       -----------       -----------       -----------
Net income (loss) before income taxes &
  minority interest                                         (2,041)            5,666             4,384             5,951
Income tax (provision) benefit                                 800            (2,175)           (1,701)           (2,217)
Minority interest in income from subsidiary trust             (422)             (420)             (417)             (284)
Minority interest in FFO                                        --                --                --              (259)
                                                       -----------       -----------       -----------       -----------
Net income (loss)                                      $    (1,663)      $     3,071       $     2,266       $     3,191
                                                       ===========       ===========       ===========       ===========
PER SHARE DATA:
Earnings per share - diluted                           $      (.23)      $       .39       $       .29       $       .45
                                                       ===========       ===========       ===========       ===========
Weighted average shares outstanding - diluted            8,522,623         7,968,984         7,953,978         7,188,255
                                                       ===========       ===========       ===========       ===========
Earnings per share - basic                             $      (.26)      $       .44       $       .33       $       .54
                                                       ===========       ===========       ===========       ===========
Weighted average shares outstanding - basic              8,522,623         7,043,024         6,832,737         5,963,108
                                                       ===========       ===========       ===========       ===========
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                           $ 2,155,025       $ 1,841,143       $ 1,552,405       $ 1,469,352
Investment & mortgage backed securities                    109,760            99,341           107,736            96,982
Loans held for sale                                        410,113           311,749           151,404            94,896
Portfolio loans, net of unearned income                  1,374,797         1,158,251         1,149,731         1,106,728
Allowance for loan losses                                   20,296            20,557            20,776            20,417
Goodwill & premium on deposits                              28,765             4,679             4,855             4,872
Deposits                                                 1,741,377         1,418,555         1,361,312         1,289,100
Stockholders' equity                                       170,347            98,281            95,531            87,593
Book value per share (dollars)                               16.26             12.60             12.27             11.77
SELECTED FINANCIAL RATIOS:
Return on average assets                                      (.35)%             .75%              .61%              .89%
Return on average equity                                     (5.29)            13.60             10.24             17.53
Equity to assets                                              7.90              5.34              6.15              5.96
Equity and minority interest in preferred
  subsidiary to assets                                        9.24              6.90              8.01              7.92
Portfolio loans/deposit ratio                                78.95             81.65             84.46             85.85
Net interest spread                                           3.85              3.85              3.71              4.03
Net interest margin                                           4.14              4.24              4.18              4.41
G & A expense to average assets (1)                           3.16              2.83              3.24              3.00
G & A efficiency ratio (1)                                   71.07             65.77             74.69             61.98
Nonperforming loans to portfolio loans                        2.13              2.51              2.25              2.01
Nonperforming assets to total assets                          1.79              2.03              2.20              2.05
Loan loss allowance to portfolio loans (2)                    1.48              1.77              1.79              1.84
Loan loss allowance to nonperforming loans (2)
    Originated portfolio                                     90.92             75.32            102.83            107.98
    July 1997 Purchase                                       27.64             35.35             31.74             36.12
    March 1995 Purchase                                     263.80            459.97            373.91            504.89
    CrossLand portfolio                                     409.57             71.39            421.88             81.57
    Other purchased portfolios                               17.82             24.01             18.41             44.32
    Total                                                    69.19             70.62             80.41             98.80
OTHER DATA (AT PERIOD-END):
Number of branch banking offices                                53                46                46                45
Number of full-time equivalent employees                     1,439             1,262             1,046               958

(1)  Commercial banking segment only.

(2) See "Note 4 - Allowance for Losses" for a discussion of the allocation and availability of loan loss reserves among portfolio of loans within the Bank.

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       QUARTERS ENDING
                                                              -----------------------------------------------------------------
                                                               JUNE 1997         MAR. 1997         DEC. 1996        SEPT. 1996
                                                              -----------       -----------       -----------       -----------
OPERATING DATA:
Interest income                                               $    25,344       $    23,877       $    24,216       $    22,065
Interest expense                                                   12,822            12,142            11,839            11,279
                                                              -----------       -----------       -----------       -----------
Net interest income                                                12,522            11,735            12,377            10,786
Loan loss provision                                                   501             1,138             1,075               457
                                                              -----------       -----------       -----------       -----------
Net interest income after loan loss provision                      12,021            10,597            11,302            10,329
Noninterest income                                                  2,749             3,703             2,604             2,841
General and administrative ("G&A") expenses                        12,224            10,482            10,594             9,174
Other noninterest expense                                             303               314            (1,331)            5,106
                                                              -----------       -----------       -----------       -----------
Net income (loss) before income taxes & minority interest           2,243             3,504             4,643            (1,110)
Income tax (provision) benefit                                       (863)           (1,315)           (1,651)              451
Minority interest in FFO (net of tax)                                (227)             (188)              467               144
                                                              -----------       -----------       -----------       -----------
Net income (loss)                                             $     1,153       $     2,002       $     2,525       $      (515)
                                                              ===========       ===========       ===========       ===========
PER SHARE DATA:
Earnings per share - diluted                                  $       .17       $       .30       $       .38              (.08)
                                                              ===========       ===========       ===========       ===========
Weighted average shares outstanding - diluted                   7,017,181         6,987,074         6,641,203         6,622,493
                                                              ===========       ===========       ===========       ===========
Earnings per share - basic                                    $       .20       $       .34       $       .43       $      (.09)
                                                              ===========       ===========       ===========       ===========
Weighted average shares outstanding - basic                     5,852,861         5,854,414         5,856,511         5,856,952
                                                              ===========       ===========       ===========       ===========
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                                  $ 1,321,573       $ 1,231,456       $ 1,224,357       $ 1,163,506
Investment & mortgage backed securities                           140,899           134,781           161,357           113,446
Loans held for sale                                                72,487            44,774            47,052            32,444
Portfolio loans, net of unearned income                           995,864           928,973           920,323           905,599
Allowance for loan losses                                          19,328            19,088            18,747            19,858
Goodwill & premium on deposits                                        397               404               527               650
Deposits                                                        1,165,042         1,118,710         1,114,907         1,049,998
Stockholders' equity                                               71,254            69,694            68,178            65,804
Book value per share (dollars)                                      10.79             10.55             10.32              9.96
SELECTED FINANCIAL RATIOS:
Return on average assets                                              .35%              .66%              .84%             (.18)%
Return on average equity                                             6.33             11.76             14.95             (3.09)
Equity to assets                                                     5.39              5.57              5.66              5.80
Portfolio loans/deposit ratio                                       85.48             83.04             82.55             86.25
Net interest spread                                                  3.52              3.52              4.12              3.50
Net interest margin                                                  4.10              4.10              4.40              3.65
G & A expense to average assets (1)                                  3.29              3.06              3.25              3.05
G & A efficiency ratio (1)                                          73.79             64.93             65.34             65.80
Nonperforming loans to portfolio loans                               1.99              2.19              2.10              2.43
Nonperforming assets to total assets                                 2.08              2.36              2.26              2.73
Loan loss allowance to loans (2)                                     1.94              2.05              2.02              2.19
Loan loss allowance to nonperforming loans (2)
    Originated portfolio                                            90.96             84.74             73.15             65.76
    July 1997 Purchase                                                 --                --                --                --
    March 1995 Purchase                                            441.82            551.88            488.78            689.66
    CrossLand portfolio                                            106.60            104.82            126.12             81.80
    Other purchased portfolios                                      46.67             45.60             89.80             59.97
    Total portfolio loans                                           97.32             94.62             96.03             90.42
OTHER DATA (AT PERIOD-END):
Number of branches                                                     45                43                42                42
Number of full-time equivalent employees                              856               802               785               749

(1)  Commercial banking segment only.

(2) See "Note 4 - Allowance for Losses" for a discussion of the allocation and availability of loan loss reserves among portfolio of loans within the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 1998 AND DECEMBER 31, 1997

Overview

Total assets were $2.2 billion at June 30, 1998, compared to $1.6 billion at December 31, 1997, an increase of $602.6 million or 38.8%. This increase included $155.6 million in assets from the acquisition of the Florida Branches from NationsBank in June 1998. Also, during the second quarter of 1998, the Company completed a public offering of 2,642,150 shares of its Common Stock, realizing net proceeds of $72.9 million, which provided the capital necessary to support the Company's 1998 acquisitions. On June 25, 1998, the Company completed a private placement of $240.0 million of securities (the "June Securitization") backed by an equal amount of High LTV Loans.

Federal Funds Sold and Interest Bearing Deposits

Federal funds sold, all on an overnight basis, increased by $40.5 million from $33.0 million at the prior year to $73.5 million at June 30, 1998, and interest bearing deposits, comprised primarily of the funds placed on deposit with the trustee for the Company's securitization of High LTV Loans, were $29.4 million.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $49.2 million at June 30, 1998 compared to $71.5 million at December 31, 1997, a decrease of $22.3 million. The Company has recorded all its purchased investment and mortgage-backed securities at June 30, 1998 as "available-for-sale". The Company recorded $402,000 in net gains on the sale of $44.9 million in investments and mortgage-backed securities during the six months ended June 30, 1998.

Trading Assets

The Company records all mortgage-related securities resulting from securitization of the Company's loans held for sale as trading assets. In the June Securitization, the Company retained a $12.0 million subordinate tranche of the securities from the securitization and the residual interest in cash flows. All of the assets retained from the June Securitization have been recorded as trading assets at their fair value. The fair value assigned to the residual interest from the June Securitization was based on an evaluation of the present value of expected future cash flows using a 15% discount rate, a cumulative default rate equivalent to 10.7% of the face amount of the loans and prepayment rate resulting in an average expected life of the pool of loans of 4.2 years. Management reviews the fair value determination of its trading assets quarterly and any valuation adjustments are reflected in current period results of operations.

Loans & Loans Held for Sale

Total loans held in portfolio increased $225.1 million from $1.1 billion at the prior year-end to $1.4 billion at June 30, 1998. A $114.4 million portion of the increase was attributable to loans purchased from NationsBank in the Company's acquisition of the Florida Branches. Real estate-secured loans increased during the period by $203.4 million to $1.3 billion or 93.8% of total portfolio loans. Loans held for sale increased by $258.7 million to $410.1 million, with residential loans secured by first liens increasing by $169.2 million to $270.7 million and High LTV Loans increasing by $88.1 million to $135.2 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $20.3 million at June 30, 1998, (1.5% of portfolio loans) compared with $20.8 million (1.8% of portfolio loans) at December 31, 1997. At June 30, 1998, the allowance for loan losses included $14.4 million allocated to loans originated by the Company, $2.4 million allocated to the March 1995 purchase, $951,000 allocated to the "July 1997 Purchase", $942,000 allocated to the CrossLand Portfolio and $1.6 million allocated to other loan purchases. For a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements. Other activity relating to the allowance in 1998 included provisions for loan losses of $1.5 million, part of which was a $.5 million charge to provision for the originated portfolio, offset by the transfer of allowances from the March 1995 Purchase to loan discount of $1 million. Loan charge-offs (net of recoveries) were $964,000.

Nonperforming Assets

Nonperforming assets amounted to $38.5 million or 1.79% of total assets at June 30, 1998, compared with $34.2 million or 2.20% of total assets at December 31, 1997. Nonperforming loans totaled $29.3 million at June 30, 1998, an increase of $3.5 million from the prior year-end total of $25.8 million. This was primarily due to a $5.2 million increase in nonperforming residential loans. Commercial real estate loans and commercial (business) nonperforming loans decreased by $1.5 million. ORE balances were generally unchanged.

Deposits

Total deposits were $1.74 billion at June 30, 1998, compared to $1.36 billion at the prior year-end, an increase of $380.1 million. A $199.9 million portion of the increase resulted from the additional deposits held at the Florida Branches purchased from NationsBank. Of the total increase, checking account balances increased by $65.1 million, savings and money market accounts increased by $95.7 million and certificates of deposit increased by $219.2 million.

Stockholders' Equity

Stockholders' equity was $170.3 million at June 30, 1998, or 7.90% of total assets, compared to $95.5 million or 6.15% of total assets at December 31, 1997. At June 30, 1998, the Bank's tier 1 ("leverage") capital ratio was 7.33%, its tier 1 risk-based capital ratio was 9.40%, and its total risk-based capital ratio was 10.49%, all in excess of minimum FDIC capital guidelines for an institution to be considered a "well-capitalized" bank. The Company's tier 1 ("leverage") ratio, tier 1 risk-based capital ratio and total risk-based capital ratios were 7.55%, 9.66%, and 10.76%, respectively. In May 1998, the Company completed a public offering of 2,642,150 shares of its Common Stock at an offering price of $29.50 per share, realizing net proceeds of $72.9 million after deducting underwriters' discounts and offering expenses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Overview

A net loss of $1.7 million or $.23 per share on a diluted basis was incurred for the three months ended June 30, 1998 compared with a gain of $1.2 million or $.17 per share for the same period in 1997. During the second quarter of 1998 the Company expensed approximately $10.8 million of indirect loan production costs associated with loans held for sale at period-end. Also, a $3.0 million portion of the gain on June Securitization was required to be deferred for recognition until the third quarter of 1998.

Analysis of Net Interest Income (see table on page 18)

Net interest income for the three months ended June 30, 1998 was $18.3 million compared with $12.5 million for the same period last year. This $5.8 million or 45.6% increase consisted of $4.6 million from an improved net interest spread and $1.1 million in additional income from balance sheet growth. Interest income was $38.1 million for the second quarter of 1998, an increase of $12.8 million over the same period in 1997. Interest expense increased by $7.0 million. Average asset yield increased by 40 basis points from 8.35% for the first three months of 1997 to 8.75% for 1998. The average cost of interest-bearing liabilities increased by 7 basis points from 4.83% to 4.90%. As a result, net interest spread increased 33 basis points from 3.52% for 1997 to 3.85% for 1998 and net interest margin, which includes the benefit of noninterest bearing funds, increased by 4 basis points from 4.10% for 1997 to 4.14% for 1998.

Noninterest Income

Noninterest income for the three months ended June 30, 1998 was $11.2 million compared with $2.7 million for the same period of 1997, an increase of $8.5 million. This increase was primarily the result of significant growth in the Company's mortgage banking operations, with gains on sale of loans and recognition of the value of mortgage servicing rights net of direct costs of production increasing by $7.8 million, and $.4 million from SPC, an unconsolidated subsidiary, accounted for using the equity method.

The following table reflects the components of noninterest income for the three months ended June 30, 1998, and 1997 (in thousands):

                                                      For the three Months
                                                         Ended June 30,
                                                 ------------------------------
                                                                        Increase
                                                  1998        1997     (Decrease)
                                                 -------     ------     -------
Income from mortgage banking operations          $ 8,426     $  660     $ 7,766
Service charges on deposit accounts                  937        835         102
Loan fee income                                      195        443        (248)
Merchant charge card processing fees                  97         64          33
Gains on sales of portfolio loans, net                --        171        (171)
Unrealized gains on loans held for sale               --         66         (66)
Gain on sale of securities, net                      128        171         (43)
Net trading account  gains                           392         72         320
Generations Gold fee income                          221        101         120
Income from SPC                                      434         --         434
Foreign exchange income                               24         20           4
Other income                                         364        146         218
                                                 -------     ------     -------
Total noninterest income                         $11,218     $2,749     $ 8,469
                                                 =======     ======     =======

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended June 30, 1998 and 1997 (in thousands):

                                                                 Three Months Ended June 30,
                                            ---------------------------------------------------------------------
                                                          1998                                 1997
                                            --------------------------------     --------------------------------
                                             Average                 Average      Average                 Average
Summary of Average Rates                     Balance      Interest     Rate       Balance       Interest    Rate
                                            --------------------------------     --------------------------------
Interest-earning assets:
  Loans, net                                $1,577,077     $35,912     9.03%     $1,017,334     $22,390     8.78%
  Investment securities                         33,106         473     5.72          47,559         728     6.14
  Mortgage-backed securities                    21,424         360     6.73          99,181       1,560     6.29
  Trading securities                            33,937         462     5.43             904          --       --
  Interest bearing deposits in banks             1,362          26     7.61           4,338          41     3.79
  FHLB stock                                    12,370         223     7.24           8,165         147     7.20
  Federal funds sold                            48,780         659     5.34          32,585         478     5.81
                                            ----------     -------               ----------     -------
  Total interest-earning assets              1,728,056      38,115     8.75       1,210,066      25,344     8.35
  Non interest-earning assets                  144,598                               65,935
                                            ----------                           ----------
  Total assets                              $1,872,654                           $1,276,001
                                            ==========                           ==========
Interest-bearing liabilities:
  Interest checking                         $  136,818     $   335      .98      $   88,795     $   302     1.36
  Savings                                       53,125         253     1.91          28,623         278     3.90
  Passbook Gold                                263,631       3,249     4.94         222,575       2,708     4.88
  Money market                                  42,810         236     2.21          32,674         166     2.04
  Time deposits                                896,294      12,481     5.59         653,183       8,878     5.45
  Subordinated debt                                 --          --       --           6,000         108     7.20
  FHLB advances                                196,429       2,796     5.71          12,637         117     3.71
  Other borrowings                              37,094         507     5.48          26,057         265     5.74
                                            ----------     -------               ----------     -------
  Total interest-bearing liabilities         1,626,201      19,857     4.90       1,070,544      12,822     4.83
  Non interest-bearing liabilities             120,389                              136,169
  Stockholders' equity                         126,064                               69,288
                                            ----------                           ----------
  Total liabilities and equity              $1,872,654                           $1,276,001
                                            ==========     -------     ----      ==========     -------     ----
Net interest income/net interest spread                    $18,258     3.85                     $12,522     3.52
                                                           =======     ====                     =======     ====
Net interest margin                                                    4.14                                 4.10
                                                                       ====                                 ====


                                                Increase (Decrease)
                                                   Due to (1)
                                               --------------------
Changes in Net Interest Income                 Volume        Rate           Total
                                               -------      -------        --------
Interest earning assets:
  Loans, net                                   $ 9,388      $ 4,134        $ 13,522
  Investment securities                           (225)         (30)           (255)
  Mortgage backed securities                    (1,301)         101          (1,200)
  Trading Securities                                 1          461             462
  Interest bearing deposits in banks               (39)          24             (15)
  FHLB stock                                        75            1              76
  Federal funds sold                               222          (41)            181
                                               -------      -------        --------
    Total change in interest income              8,121        4,650          12,771

Interest-bearing liabilities:
  Interest checking                                134         (101)             33
  Savings                                          162         (187)            (25)
  Passbook Gold                                    505           36             541
  Money market                                      55           15              70
  Time deposits                                  3,491          112           3,603
  Subordinated debt                                (54)         (54)           (108)
  FHLB advances                                  2,450          229           2,679
  Other borrowings                                 248           (6)            242
                                               -------      -------        --------
     Total change in interest expense            6,991           44           7,035
                                               -------      -------        --------
Increase (decrease) in net interest income     $ 1,130      $ 4,606        $  5,736
                                               =======      =======        ========

Noninterest Expense

General and administrative ("G & A") expenses for the second quarter of 1998 were $29.9 million compared with $12.2 million for the same period last year, an increase of $17.7 million. G & A expenses for the commercial banking segment increased $1.8 million while the mortgage banking segment increased $15.9 million. Increases in salaries, advertising, postage and supplies are representative of the additional administrative costs related to increased loan production by the mortgage banking division. Total noninterest expenses, which include G & A expense, were $30.5 million for the three months ended June 30, 1998 compared with $12.5 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended June 30, 1998 and 1997 (in thousands):

                                                    For the Quarters Ended
                                                           June 30,
                                               --------------------------------
                                                                       Increase
                                                1998        1997      (Decrease)
                                               -------     -------     --------
Salaries and benefits                          $11,181     $ 5,693     $  5,488
Net occupancy expense                            2,808       1,990          818
Advertising                                      6,197         640        5,557
Data processing fees                               835         670          165
FDIC and state assessments                         224         263          (39)
Telephone expense                                  570         352          218
Legal and professional                             769         412          357
Postage and supplies                             5,231         956        4,275
Other operating expense                          2,081       1,248          833
                                               -------     -------     --------
Total G & A expenses                            29,896      12,224       17,672
Merger expenses                                    294          --          294
Provision for losses on ORE                        120         120           --
ORE expense, net of ORE income                      15          59          (44)
Amortization of premium on deposits                160         124           36
                                               -------     -------     --------
Total noninterest expense                      $30,485     $12,527     $ 17,958
                                               =======     =======     ========

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Overview

Net income for the six months ended June 30, 1998 was $1.4 million or $.16 per share on a diluted basis compared with $3.2 million or $.47 per share for the second quarter of 1997. Return on average assets for the first half of 1998 was
 .16%, while return on average equity was 2.61%.

Analysis of Net Interest Income (see table on page 21)

Net interest income for the six months ended June 30, 1998 was $34.9 million compared with $24.3 million for the same period last year. This $10.6 million increase was the result of $8.8 million from an improved net interest spread and $1.8 million in additional income from balance sheet growth. Average asset yield was 8.72% for 1998, a 29 basis point increase from 8.43 for 1997. The average yield on loans was 8.94%, up from 8.86% last year. The average cost of interest-bearing liabilities decreased 4 basis points from 4.91% to 4.87%. Net interest spread increased 33 basis points to 3.85% from 3.52% for 1997 and net interest margin, which includes the benefit of noninterest bearing funds, increased 8 basis points from 4.10% for 1997 to 4.18% for 1998.

Noninterest Income

Noninterest income for the first half of 1998 was $23.7 million compared with $6.5 million for the same period of 1997, an increase of $17.3 million. This increase was primarily the result of increased income from mortgage banking activities, consisting of gains on sale of loans and recognition of the value of mortgage servicing rights, net of direct costs of production, which increased $16.9 million.

The following table reflects the components of noninterest income for the six months ended June 30, 1998, and 1997 (in thousands):

                                                      For the Six Months
                                                        Ended June 30,
                                              ---------------------------------
                                                                       Increase
                                               1998        1997       (Decrease)
                                              -------     -------      --------
Income from mortgage banking operations       $18,411     $ 1,558      $ 16,853
Service charges on deposit accounts             1,736       1,580           156
Loan fee income                                   875         774           101
Merchant charge card processing fees              171         126            45
Gains on sales of portfolio loans, net             --       1,413        (1,413)
Unrealized gains on loans held for sale            --         150          (150)
Gain on sale of securities, net                   461         213           248
Trading asset gains (losses), net                 281         (65)          346
Generations Gold fee income                       416         201           215
Income from SPC                                   534          --           534
Foreign exchange income                            56          36            20
Other income                                      806         467           339
                                              -------     -------      --------
Total noninterest income                      $23,747     $ 6,453      $ 17,294
                                              =======     =======      ========



The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the six months ended June 30, 1998 and 1997 (in thousands):

                                                                Six Months Ended June 30,
                                            ----------------------------------------------------------------------
                                                           1998                                 1997
                                            ---------------------------------    ---------------------------------
                                             Average                  Average     Average                  Average
Summary of Average Rates                     Balance      Interest     Rate       Balance       Interest    Rate
                                            ----------     -------    -------    ----------     -------    -------
Interest-earning assets:
  Loans, net                                $1,497,241     $67,117     8.94%     $  977,115     $43,486     8.86%
  Investment securities                         31,496         906     5.79          43,159       1,311     6.12
  Mortgage-backed securities                    29,142         985     6.76          86,910       2,849     6.56
  Trading securities                            35,700       1,372     7.68             784          --       --
  Interest bearing deposits in banks             1,223          42     6.96           4,468          88     3.97
  FHLB stock                                    10,834         389     7.24           7,550         278     7.37
  Federal funds sold                            39,907       1,082     5.39          42,891       1,209     5.61
                                            ----------     -------               ----------     -------
  Total interest-earning assets              1,645,543      71,893     8.72       1,162,877      49,221     8.43
  Non interest-earning assets                  115,789                               62,559
                                            ----------                           ----------
  Total assets                              $1,761,332                           $1,225,436
                                            ==========                           ==========
Interest-bearing liabilities:
  Interest checking                         $  133,244         661     1.00      $   88,629         612     1.39
  Savings                                       52,797         507     1.94          27,855         539     3.90
  Passbook Gold                                257,693       6,307     4.94         221,786       5,356     4.87
  Money market                                  37,151         383     2.08          32,520         331     2.06
  Time deposits                                855,410      23,609     5.57         622,503      17,318     5.61
  Subordinated debt                                 --          --       --           6,000         216     7.23
  FHLB advances                                164,834       4,696     5.74           8,055         127     3.17
  Other borrowings                              30,348         809     5.38          18,119         464     5.17
                                            ----------     -------               ----------     -------
  Total interest-bearing liabilities         1,531,477      36,972     4.87       1,025,467      24,963     4.91
  Non interest-bearing liabilities             120,949                              132,940     -------
  Stockholders' equity                         108,906                               67,029
                                            ----------                           ----------
  Total liabilities and equity              $1,761,332                           $1,225,436
                                            ==========     -------     ----      ==========     -------     ----
Net interest income/net interest spread                    $34,921     3.85%                     24,258     3.52%
                                                           =======     ====                     =======     ====
Net interest margin                                                    4.18%                                4.10%
                                                                       ====                                 ====

                                                  Increase (Decrease)
                                                     Due to (1)
                                                 ---------------------
Changes in Net Interest Income                    Volume        Rate           Total
                                                 --------      -------        --------
Interest earning assets:
  Loans, net                                     $ 16,569      $ 7,062        $ 23,631
  Investment securities                              (351)         (54)           (405)
  Mortgage backed securities                       (1,949)          85          (1,864)
  Trading Securities                                   --        1,372           1,372
  Interest bearing deposits in banks                  (88)          42             (46)
  FHLB stock                                          116           (5)            111
  Federal funds sold                                  (82)         (45)           (127)
                                                 --------      -------        --------
    Total change in interest income                14,215        8,457          22,672

Interest-bearing liabilities:
  Interest checking                                   251         (202)             49
  Savings                                             327         (359)            (32)
  Passbook Gold                                       879           72             951
  Money market                                         48            4              52
  Time deposits                                     6,445         (154)          6,291
  Subordinated debt                                  (108)        (108)           (216)
  FHLB advances                                     4,192          377           4,569
  Other borrowings                                    341            4             345
                                                 --------      -------        --------
     Total change in interest expense              12,375         (366)         12,009
                                                 --------      -------        --------
Increase (decrease) in net interest income       $  1,840      $ 8,823        $ 10,663
                                                 ========      =======        ========

Noninterest Expense

General and administrative ("G & A") expenses for the first half of 1998 were $52.8 million compared with $22.7 million in 1997, an increase of $30.1 million. Total noninterest expenses, which include G & A expense, were $53.5 million for 1998 compared with $23.3 million for the same period last year, an increase of $30.2 million. Noninterest expenses in the commercial banking segment increased $2.3 million while the mortgage banking segment increased $27.9 million.

The following table reflects the components of noninterest expense for the six months ended June 30, 1998 and 1997 (in thousands):

                                                     For the Six Months
                                                        Ended June 30,
                                               --------------------------------
                                                                       Increase
                                                1998        1997      (Decrease)
                                               -------     -------     --------
Salaries and benefits                          $20,611     $11,055     $  9,556
Net occupancy expense                            5,302       3,729        1,573
Advertising                                     10,548         984        9,564
Data processing fees                             1,543       1,240          303
FDIC and state assessments                         441         473          (32)
Telephone expense                                1,035         750          285
Legal and professional                           1,406         738          668
Postage and supplies                             8,949       1,322        7,627
Other operating expense                          2,993       2,416          577
                                               -------     -------     --------
   Total G & A expense                          52,828      22,707       30,121
Merger expenses                                    294          --          294
Provision for losses on ORE                         40         290         (250)
ORE expense, net of ORE income                      37          80          (43)
Amortization of premium on deposits                319         247           72
                                               -------     -------     --------
    Total noninterest expense                  $53,518     $23,324     $ 30,194
                                               =======     =======     ========

YEAR 2000 PREPARATIONS

In the next two years, many companies, including financial institutions such as the Company, will face potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment interest or delinquency. If the Company's internal systems do not correctly recognize and process data information beyond the year 1999, there could be a material adverse impact on the Company's business and operations.

In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company formed a Year 2000 Committee, consisting of the Bank's senior management and key data processing employees to address the year 2000 compliance project. The Board of Directors is updated as progress towards compliance on a monthly basis. Also, as the Bank's primary federal regulator, the FDIC conducts periodic examinations of the Bank's readiness for year 2000 operations.

A full-time project coordinator for year 2000 compliance was hired to monitor the daily activity of the project for the Bank. Non-compliant vendors have been and continue to be contacted for project progress reports. Communication with compliant vendors to develop testing plans is also ongoing. The Company has set a target date of December 31, 1998 to complete testing of vendor systems other than its main client loan and deposit application systems which are processed by ALLTEL Information Services, Inc. ("ALLTEL"). As ALLTEL tests and certifies applications as year 2000 compliant, the test results are being forwarded to the Bank for verification. All main client applications are expected to be compliant and installed by year-end 1998 and the Bank will be performing future date testing with ALLTEL during the fourth quarter of 1999. The Bank's vendors will be able to perform tests with ALLTEL during this time also. The Bank expects to formulate a contingency plan for the remote possibility that ALLTEL will not be year 2000 compliant by September 30, 1998. The Bank will continue its efforts toward year 2000 compliance with a goal of January 1, 1999 for completion of all testing and implementation of compliant systems. The Company does not expect the cost of addressing the year 2000 issue to be a material event or uncertainty.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain of the statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and belief presented under the captions "Letters to Our Stockholders" and "Management's Discussion and Analysis," are forward-looking statements. Forward-looking statements are based upon management's expectations and belief concerning future development and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management.

The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1998, and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new loan and deposit products, the impact of competitive products, the Company's ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

            15.0 Acknowledgement letter
            27.0 Financial Data Schedule
            99.0 Review Report of Independent Certified Public Accountants

         b. There were no reports on Form 8-K filed during the six months ended June 30, 1998.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    REPUBLIC BANCSHARES, INC.

Date: 08/14/98                      By: /s/ John W. Sapanski
                                        ------------------------------------
                                        John W. Sapanski
                                        Chairman and Chief Executive Officer
                                        (principal executive officer)


Date: 08/14/98                      By: /s/ William R. Falzone
                                        ------------------------------------
                                        William R. Falzone
                                        Treasurer (principal financial and
                                        accounting officer)