Form 10-Q
period 1998-09-30
REPUBLIC BANCSHARES INC
filed 1998-11-16
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
         (Mark one)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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
   (Address of Principal Office)                                  Zip Code

                                 (727) 823-7300
              (Registrant's Telephone Number, Including Area Code)

                                       N/A
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK PAR VALUE $2.00 PER SHARE                9,746,615 SHARES OUTSTANDING AT SEPTEMBER 30, 1998

                            REPUBLIC BANCSHARES, INC.


                                      INDEX

  Part I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the merger with F.F.O. Financial Group, Inc.)

  ITEM 1.     FINANCIAL STATEMENTS                                                                               PAGE
              Consolidated Balance Sheets - September 30, 1998 (unaudited)
               and December 31, 1997.............................................................................   1

              Consolidated Statements of Operations -
                Three and nine month periods
                ended September 30, 1998 and 1997 (all unaudited)................................................   2

              Consolidated Statements of Stockholders' Equity -
               Year ended December 31, 1997 and
               Nine months ended September 30, 1998 (unaudited)..................................................   3

              Consolidated Statements of Cash Flows -
               Three month and nine month periods
               ended September 30, 1998 and 1997 (all unaudited).................................................   4

              Notes to Consolidated Financial Statements (unaudited).............................................   5

              Selected Quarterly Financial and Other Data (unaudited)............................................  15

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.........................................................................  17


Part II.      OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS..................................................................................  26


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K...................................................................  26


SIGNATURES ......................................................................................................  27

                            REPUBLIC BANCSHARES, INC.
     CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                       ($ IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                   SEPTEMBER 30,  DECEMBER 31,
                                                                                       1998          1997
                                                                                   -------------  ------------
                                                                                    (UNAUDITED)
ASSETS
Cash and due from banks                                                             $   45,725    $   45,998
Interest bearing deposits in banks                                                       1,865           671
Federal funds sold                                                                     326,000        33,000
Investment securities:
    Available for sale                                                                  33,598        16,080
Mortgage-backed and mortgage-related securities:
    Available for sale                                                                  12,055        55,467
    Trading                                                                             65,439        36,189
FHLB stock                                                                              10,389         8,148
Loans held for sale (Note 4)                                                           318,854       151,404
Loans, net of allowance for loan losses                                              1,364,473     1,128,955
Premises and equipment, net                                                             52,787        34,168
Other real estate acquired through foreclosure, net                                      5,559         6,997
Accrued interest receivable`                                                            11,683         9,611
Goodwill and premium on deposits                                                        37,880         4,855
Other assets                                                                            43,863        20,862
                                                                                    ----------    ----------
    Total assets                                                                    $2,330,170    $1,552,405
                                                                                    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits-
       Noninterest-bearing checking                                                 $  124,493    $   93,843
       Interest checking                                                               153,128       137,240
       Money market                                                                    121,476        30,389
       Savings                                                                         353,830       291,604
       Time deposits                                                                 1,272,375       808,236
                                                                                    ----------    ----------
          Total deposits                                                             2,025,302     1,361,312
    Securities sold under agreements to repurchase                                      44,690        19,654
    Senior debt                                                                         25,000          --
    FHLB advances                                                                         --          35,000
    Other liabilities                                                                   29,266        12,158
                                                                                    ----------    ----------
          Total liabilities                                                          2,124,258     1,428,124
                                                                                    ----------    ----------

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust solely holding junior
    subordinated debentures of the Company                                              28,750        28,750
Stockholders' equity:
    Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized
       75,000 shares issued and outstanding. Liquidation preference $6,600
       at September 30, 1998 and December 31, 1997.)                                     1,500         1,500
    Common stock $2.00 par, 20,000,000 shares authorized, 9,746,615 and
       7,035,886 shares issued and outstanding at September 30, 1998 and
       December 31, 1997, respectively.)                                                19,493        14,072
Capital surplus                                                                        119,051        50,322
Retained earnings                                                                       36,839        29,155
Net unrealized gain on available-for-sale securities, net of tax effect                    279           482
                                                                                    ----------    ----------
       Total stockholders' equity                                                      177,162        95,531
                                                                                    ----------    ----------
       Total liabilities and stockholders' equity                                   $2,330,170    $1,552,405
                                                                                    ==========    ==========



 The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FOR THE THREE MONTHS ENDED SEPT. 30,          FOR THE NINE MONTHS ENDED SEPT. 30,
                                            ------------------------------------          -----------------------------------
                                                   1998             1997                         1998             1997
                                               ------------     ------------                 ------------     ------------
                                                        (UNAUDITED)                                   (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                   $     44,670     $     26,834                 $    111,787     $     70,320
  Interest on investment securities                     487              551                        1,392            1,863
  Interest on mortgage-backed securities                231            1,246                        1,216            4,096
  Interest on trading securities                      1,254             --                          2,270             --
  Interest on federal funds sold                      1,668              661                        2,751            1,870
  Interest on other investments                         217              173                          648              538
                                               ------------     ------------                 ------------     ------------
       Total interest income                         48,527           29,465                      120,064           78,687
INTEREST EXPENSE:
  Interest on deposits                               21,226           13,572                       52,693           37,729
  Interest on FHLB advances                           1,203              757                        5,898              884
  Interest on senior debt                                26             --                             26             --
  Interest on subordinated debt                        --                113                         --                328
  Interest on other borrowings                          541              280                        1,351              745
                                               ------------     ------------                 ------------     ------------
       Total interest expense                        22,996           14,722                       59,968           39,686
                                               ------------     ------------                 ------------     ------------
       Net interest income                           25,531           14,743                       60,096           39,001
PROVISIONS FOR LOAN LOSSES                            4,308              495                        5,833            2,134
                                               ------------     ------------                 ------------     ------------
Net interest income after provision
 for possible loan losses                            21,223           14,248                       54,263           36,867
                                               ------------     ------------                 ------------     ------------
NONINTEREST INCOME:
  Income from mortgage banking activities            21,100            6,338                       39,513            7,879
  Gain on sale of portfolio loans, net                 --                 42                         --              1,622
  Service charges on deposit accounts                 1,193              923                        2,929            2,462
  Loan fee income                                     1,037              393                        2,267            1,167
  Gain on securities, net                               102              329                          844              477
  Other operating income                                693            1,090                        2,677            1,921
                                               ------------     ------------                 ------------     ------------
    Total noninterest income                         24,125            9,115                       48,230           15,528
NONINTEREST EXPENSES:
  General and administrative
    ("G&A") expenses                                 33,106           16,114                       85,934           38,765
  Merger expenses                                        68            1,031                          362            1,087
  Provision for losses on ORE                           120              120                          160              410
  Other ORE expense, net                                  1               90                           38              170
  Amortization of premium on deposits                   767               57                        1,086              305
                                               ------------     ------------                 ------------     ------------
    Total noninterest expenses                       34,062           17,412                       87,580           40,737
Income loss before income taxes &
   minority interest                                 11,286            5,951                       14,913           11,658
Income tax provision                                 (4,389)          (2,217)                      (5,766)          (4,395)
Minority interest in income from subsidiary
   trust (net of tax)                                  (424)            (284)                      (1,266)            (284)
Minority interest in FFO (net of tax)                  --               (259)                        --               (674)
                                               ------------     ------------                 ------------     ------------
  NET INCOME                                          6,473            3,191                        7,881            6,305
                                               ============     ============                 ============     ============

PER SHARE DATA:
  Net income per common and
     common equivalent share - diluted         $        .64     $        .45                          .84              .92
                                               ============     ============                 ============     ============
  Weighted average common and common
     equivalent shares outstanding-diluted       10,598,255        7,188,255                    9,345,347        7,074,172
                                               ============     ============                 ============     ============

  Net income per common share-basic            $        .66     $        .54                 $        .93     $       1.07
                                               ============     ============                 ============     ============
  Weighted average common shares
    outstanding - basic                           9,735,026        5,963,108                    8,443,419        5,890,526
                                               ============     ============                 ============     ============

 The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1997 AND
              THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                ($ IN THOUSANDS)


                                   Perpetual Preferred                                                     Net Unrealized
                                   Convertible Stock         Common Stock                                  Gains (Losses)
                                   -------------------  ---------------------                               on Available
                                   Shares               Shares                     Capital       Retained     for Sale
                                   Issued    Amount     Issued         Amount      Surplus       Earnings    Securities      Total
                                   ------    ------     ------         ------      -------       --------  --------------  --------
BALANCE, DECEMBER 31, 1996         75,000    $1,500     5,854,414     $ 11,708     $  34,225     $ 20,847     $(102)       $ 68,178

Net income for the twelve
 months ended December 31, 1997      --        --            --           --            --          8,571      --             8,571
Net unrealized gains on
 Available for sale securities
 net of tax effect                   --        --            --           --            --           --         584             584
Exercise of stock options            --        --          21,300           43           197         --        --               240
Net change in minority interest      --        --          (2,537)          (5)         (487)        --        --              (492)
Issuance of common stock
 in merger transaction               --        --         826,709        1,654        11,211         --        --            12,865
Conversion of subordinated
 debentures                          --        --         336,000          672         5,176         --        --             5,848
Dividends on preferred
 stock                               --        --            --           --            --           (263)     --              (263)
                                   ------    ------     ---------     --------     ---------     --------     -----        --------
BALANCE, DECEMBER 31, 1997         75,000     1,500     7,035,886       14,072        50,322       29,155       482          95,531

Net income for the nine
 months ended September 30,
 1998                                --        --            --           --            --          7,881      --             7,881

Net unrealized loss on
 available-for-sale securities
 net of tax                          --        --            --           --            --           --        (203)           (203)

Issuance of common stock             --        --       2,642,150        5,284        67,598         --        --            72,882

Exercise of stock options            --        --          68,579          137           579         --        --               716

Additional paid-in capital from
  performance stock options          --        --            --           --             551         --        --               551

Dividends on preferred
 stock                               --        --            --           --            --           (198)     --              (198)
                                   ------    ------     ---------     --------     ---------     --------     -----        --------

BALANCE, SEPTEMBER 30, 1998        75,000    $1,500     9,746,615     $ 19,493     $ 119,051     $ 36,839     $ 279        $177,162
                                   ======    ======     =========     ========     =========     ========     =====        ========


 The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                        FOR THE THREE MONTHS ENDED SEPT. 30,     FOR THE NINE MONTHS ENDED SEPT. 30,
                                                        ------------------------------------     -----------------------------------
                                                                 1998          1997                      1998          1997
                                                               ---------     ---------                 ---------     ---------
                                                              (UNAUDITED)   (UNAUDITED)               (UNAUDITED)   (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                     $   6,473     $   2,777                 $   7,881     $   6,305
Reconciliation of net income to net cash
provided by (used in):
   Provision for losses on loans and ORE                          (7,342)          692                    (5,948)        2,621
   Depreciation and amortization, net                              5,731           676                    10,163         1,456
   Amortization of premium and accretion of fair value              (104)         (494)                      496          (275)
   (Gain) on sale of loans                                       (21,102)      (14,057)                  (39,513)       (9,351)
   (Gain) on sale of investment securities                            85         2,521                      (646)         (476)
   (Gain) on sale of ORE                                            (143)           13                      (254)         (115)
   Capitalization of mortgage servicing                          (20,234)         (972)                  (38,442)       (2,456)
   Net (increase) in deferred tax benefit                            (86)          617                       630        (1,993)
   Gain on disposal of premises & equipment                          119            11                       117            12
   Net (increase) decrease in other assets                        (1,889)          264                    (7,379)       (5,678)
   Net (increase) in value of performance options                   --            --                         551          --
   Net increase (decrease) in other liabilities                  (19,186)      (36,168)                   16,038           702
                                                               ---------     ---------                 ---------     ---------
     Net cash provided by (used in) operating activities         (57,678)      (44,120)                  (56,306)       (9,248)
                                                               ---------     ---------                 ---------     ---------
INVESTING ACTIVITIES:
   Proceeds from excess of deposit liabilities assumed
    over assets acquired, net cash acquired                      206,622          --                     253,235         7,223
   Proceeds from sales & maturities of:
     Mortgage-backed securities available for sale                (2,960)         --                      38,095          --
     Mortgage-backed securities in trading portfolio                --            --                       8,379          --
   Investment securities available for sale                        7,250        50,058                    10,500       156,263
   Purchase of investment securities held to maturity               --            --                        (998)         --
   Purchase of investment securities available for sale             --            --                     (27,152)      (53,059)
   Purchase of mortgage backed securities AFS                     (1,224)         --                      (1,224)         --
   Purchase of mortgage-backed securities in trading
     portfolio                                                      --            --                     (12,000)         --
   Principal repayment on revenue bonds                              245          --                         245          --
   Principal repayment on mortgage-backed securities               4,839          --                      11,596         1,904
   Purchase of FHLB stock                                           (142)            1                    (2,242)         (250)
   Net increase in loans                                         112,384      (128,882)                 (251,359)     (212,047)
   Purchase of premises and equipment, net                        (3,321)       (3,939)                  (10,201)       (8,408)
   Proceeds from sale of ORE                                       1,612          --                       3,747          --
   Investments in OREO (net)                                         116          --                         212          --
   Disposals in other real estate owned (net)                       --           2,553                      --           5,907
                                                               ---------     ---------                 ---------     ---------
   Net cash used in investing activities                         325,421       (80,209)                   20,833      (102,467)
                                                               ---------     ---------                 ---------     ---------
FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                            60,410       128,191                   240,957       105,722
   Net increase in repurchase agreements                           3,945         4,800                    25,036         9,430
   Reduction of minority interest in FFO                            --          (6,421)                     --          (6,421)
   Proceeds (repayment) from FHLB Advances, net                 (125,000)       12,000                   (35,000)       18,000
   Minority interest in trust subsidiary                            --          28,750                      --          28,750
   Proceeds from issuance of common stock                           (393)       12,400                    73,598        12,463
   Proceeds from senior debt                                      25,000          --                      25,000          --
   Dividends on perpetual preferred stock                            (66)          (66)                     (198)         (198)
                                                               ---------     ---------                 ---------     ---------
     Net cash provided by (used in) financing activities         (36,104)      179,654                   329,393       167,746
                                                               ---------     ---------                 ---------     ---------
Net increase (decrease) in cash and cash equivalents             231,639        55,325                   293,920        56,031
Cash and cash equivalents, beginning of period                   141,951        54,598                    79,670        53,892
                                                               ---------     ---------                 ---------     ---------
Cash and cash equivalents, end of period                       $ 373,590     $ 109,923                 $ 373,590     $ 109,923
                                                               =========     =========                 =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for-
     Interest                                                     23,170        23,620                    72,326        48,673
     Income taxes                                                   (869)         --                        --           4,144


  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows, for the three month and nine month periods ended September 30, 1998 and 1997. The December 31, 1997 statement of financial position was derived from audited financial statements. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the "Bank") and Republic Bank, FSB (the "Savings Bank") are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

The consolidated financial statements of the Company include the accounts of the Company, RBI Capital Trust I ("RBI"), the Savings Bank, the Bank, and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., Tampa Bay Equities, Inc. and VQH Development, Inc. The consolidated financial statements have been restated for the acquisition of FFO Financial Group, Inc., as discussed below. All significant intercompany accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary, which operates 55 branches throughout west central Florida. The Savings Bank operates two branches, one in Pinellas County, Florida and one in Brunswick, Georgia. The Company's primary source of revenue from its subsidiaries is derived from net interest income on loans and investments and income from mortgage banking activities.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the September 1998 financial statement presentation.

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

The reconciliation of the Company's net income to comprehensive income, as defined in SFAS No.130, for the nine months ended September 30, 1998 and 1997 are as follows:

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           1998                1997
                                                                         -------             -------
Net income                                                               $ 7,881             $ 6,305
Unrealized gains on securities
    Unrealized holding gains, net of tax effect during period                641               1,321
    Less reclassification adjustment for gains realized in net income       (844)               (477)
                                                                         -------             -------
       Net unrealized gains (losses)                                        (203)                844
                                                                         -------             -------
    Comprehensive income                                                 $ 7,678             $ 7,149
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

Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 amends SFAS Nos. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 134 establishes standards for the classification of securities and other beneficial interests in accordance with SFAS No. 115. SFAS No. 134 allows an enterprise engaged in mortgage banking activities to classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans as trading, available for sale or held to maturity, depending upon an entity's intent and ability to hold those securities, except for those with sales commitments in place which must be classified as trading. Previously, such securities and beneficial interests retained after securitization of mortgage loans held for sale by an entity engaged in mortgage banking activities were required to be classified as trading. SFAS No. 134 is effective for periods beginning after December 15, 1998 with early application permitted. Management is currently assessing the financial implication of SFAS No. 134 but has not yet determined if the adoption will have a material financial effect on results of operations.

2.  CONSUMMATED AND PENDING MERGERS AND ACQUISITIONS

F.F.O. Financial Group, Inc.

On September 19, 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County, was merged into the Company in a stock transaction (the "FFO Merger"). William R. Hough, one of the Company's principal stockholders and the majority stockholder of the Company at the time of the FFO Merger, owned a majority interest in FFO at the time of merger.

The FFO Merger was accounted for as a corporate reorganization in which the majority stockholder's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which is being amortized over a 10 year period. The Company issued 1,668,370 shares of common stock to FFO's majority stockholder and 826,709 shares of common stock to the minority interest in the FFO merger.

NationsBank and Barnett Branches (consummated June 19, 1998)

In December 1997, the Company entered into two agreements with BankAmerica Corporation ("BankAmerica", formerly NationsBank Corporation) to acquire eight branch offices of BankAmerica's subsidiary banks, NationsBank, N.A. ("NationsBank") and Barnett Bank, N.A. ("Barnett"), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to the branches. The first agreement (the "Florida Agreement"), consummated on June 19, 1998, collectively, three NationsBank branches and four Barnett branches located throughout Florida (the "Florida Branches"). The second agreement (the "Georgia Agreement"), was consummated August 20, 1998, for a Barnett branch located in Brunswick, Georgia (the "Georgia Branch"). When acquired on June 19, 1998, the Florida Branches had deposit liabilities of $199.9 million and loans of $114.4 million, and the Georgia Branch, at acquisition, had deposit liabilities of $16.9 million and loans of $7.5 million. The Company paid a combined deposit and loan premium of $24.0 million for the NationsBank and Barnett branches. These purchases were both accounted for using purchase accounting rules, with the deposit premiums being amortized using the straight-line method over a 10-year period.

Dime Savings Bank (consummated August 13, 1998)

In March 1998, the Company entered into an agreement with Dime Savings Bank, F.S.B. ("DSB"), to acquire DSB's branch in Deerfield Beach, Florida (Broward County) and to assume the deposit liabilities, at acquisition date, of approximately $206.7 million and purchase the personal property and equipment of the branch for $100,000. The transaction, which was consummated on August 13, 1998, was accounted for using purchase accounting rules, with a deposit premium of $9.8 million to be amortized over 10 years.

Bankers Savings Bank (consummated November 5, 1998)

In February 1998, the Company and Bankers Savings Bank, Inc., Coral Gables, Florida, ("BSB") entered into a definitive agreement (the "BSB Agreement") for the merger of BSB into the Bank (the "BSB" Acquisition") The merger was consummated on November 5, 1998 with BSB stockholders receiving 405,496 shares of the Company's Common Stock (an exchange ratio of 0.5749 of a share for each share of BSB Common Stock). There were also 87,000 options outstanding for BSB Common Stock which were exchanged for 50,016 options for Company Common Stock. Based on unaudited data, as of September 30, 1998, BSB had total assets of $67.4 million, total loans of $48.1 million, total deposits of $59.2 million and operated two branches in Dade County. The BSB Acquisition was accounted for as a pooling of interests with the books and records combined at historical cost.

Lochaven Savings (consummated November 5, 1998)

On May 6, 1998, the Company entered into a definitive agreement with Lochaven Federal Savings and Loan Association, Orlando, Florida, ("Lochaven"), providing for the merger of Lochaven with and into Republic Bank (the "Lochaven Acquisition"). The merger was consummated on November 5, 1998 with Lochaven stockholders receiving 169,084 shares of the Company's Common Stock (an exchange ratio of 0.2776 of a share for each share of Lochaven Common Stock). There were also 35,000 options outstanding for Lochaven Common Stock which were exchanged for 9,716 options of Company Common Stock. Based on unaudited data, as of September 30, 1998, Lochaven had total assets of $56.2 million, total loans of $43.6 million, total deposits of $53.1 million and operated one branch in Orange County. The Lochaven Acquisition was accounted for as a pooling of interests with the books and records combined at historical cost.

BankAmerica (formerly NationsBank) and Barnett Branch Lease Assumptions
(proposed)

The Company and BankAmerica have entered into a series of purchase, lease assumption and sublease agreements providing for the Company to purchase three former NationsBank branch offices and lease space and operate its own branch offices at the sites of up to 22 former branches of NationsBank and Barnett Bank that were closed in connection with the merger of NationsBank and Barnett. These branch office sites are located throughout the State of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Dade, Marion, Palm Beach, Pinellas and Volusia Counties. The Company has agreed to pay BankAmerica $2.8 million for the three purchased offices and, in addition to assuming the lease obligations, approximately $3.0 million (for furniture, fixtures and equipment and certain real estate and as a premium) in connection with the lease assumption transactions. Regulatory approval for the Bank to establish branch offices at the 22 NationsBank and Barnett branch locations to be leased has been received. Approval for the three purchased branches are pending.

3.  MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

The Company has classified its mortgage-backed securities purchased in open market transactions as "available for sale" and mortgage-backed and mortgage-related securities resulting from securitization of its loans held for sale as "trading" assets. As of September 30, 1998, there were $12.1 million of such assets in the available for sale category and $65.4 million held as trading assets. Included in the trading category were $36.4 million of mortgage-backed securities and $29.0 million of mortgage-related securities. The market values assigned to the mortgage-backed securities held by the Company were derived using market quotations at September 30, 1998. However, market value quotations for the Company's mortgage-related securities, principally retained interests in the excess cash flows from securitizing High Loan-to-Value ("High LTV Loans"), were generally not available due to distressed conditions in the overall market for asset-backed securities. These retained interests, which are essentially interest-only strips receivable, were valued based on estimates of the present value of the future excess cash flows from the underlying pool or pools of loans. In valuing the Company's mortgage-related securities, management has conducted surveys and analyses of current market conditions and has engaged an independent third party to assist in this process. The assumptions made to estimate the present value of the excess cash flows principally include the following: (i) future rate of prepayment; ii) discount rate used to calculate present value; and (iii) the provision for credit losses on loans sold. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate used in the valuation process represents management's expectations of future prepayment rates based on prior and expected loan performance, the type of loans in the relevant pool and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Management has used prepayment estimates resulting in an average expected life of the pool of loans of approximately 4.2 years, cumulative lifetime default rates ranging from 10% to 14% and a discount rate of 15%. If management's estimates of prepayments or defaults are more favorable than actual experience, the carrying value of the interest-only strips may have to be written down through a charge to earnings in the period of adjustment. To date, the interest-only strips receivable have performed in a manner consistent with management's assumptions.

4.  LOANS AND LOANS HELD FOR SALE:

Loans at September 30, 1998 and December 31, 1997, are summarized as follows (in thousands):

                                                           September 30,   December 31,
                                                              1998            1997
                                                           ------------    ------------
Real estate mortgage loans:
One-to-four family residential                             $   686,696     $   644,235
Multifamily residential                                        101,773          86,835
Commercial real estate (1)                                     335,916         265,153
Construction/land development                                  104,691          50,203
High LTV loans in portfolio                                      9,005            --
Home equity loans                                               61,983          44,389
Commercial loans                                                56,234          36,515
Consumer loans                                                  31,756          26,259
Other loans                                                         68             442
                                                           -----------     -----------
   Total gross portfolio loans                               1,388,122       1,154,031
Less allowance for loan losses                                 (19,640)        (20,776)
Less premiums and unearned discounts on loans purchased            250          (3,273)
Less unamortized loan fees                                      (4,259)         (1,027)
                                                           -----------     -----------
   Total loans held for portfolio                            1,364,473       1,128,955
Loans held for sale:
   First lien residential                                      285,586         101,454
   High LTV loans                                               33,079          47,038
   Title I loans                                                   189           2,912
                                                           -----------     -----------
      Total loans held for sale                                318,854         151,404
                                                           -----------     -----------
      Total loans                                          $ 1,683,327     $ 1,280,359
                                                           ===========     ===========


(1) Includes $122.4 million and $86.4 million of business loans at September 30, 1998 and December 31, 1997, respectively, the primary collateral of which was real estate.

Mortgage loans serviced for others as of September 30, 1998 and December 31, 1997 were $1.3 billion and $370.1 million, respectively. Loans on which interest was not being accrued at September 30, 1998 and December 31, 1997, totaled approximately $25.0 million and $25.6 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 1998 and December 31, 1997 totaled $266,000 and $196,000, respectively.

5.  ALLOWANCES FOR LOSSES:

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

The allowance for loan losses as of September 30, 1998, was comprised of (i) $16.2 million allocated to originated loans (including loans acquired through mergers and acquisitions), (ii) $538,000 allocated to loans acquired from CrossLand Savings, FSB in December 1993, (the "CrossLand Portfolio") (iii) $1.2 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"), (iv) $548,000 allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase") and (v) $1.1 million allocated to the other pools of purchased loans. Of the amounts allocated to the Crossland Portfolio, the March 1995 Purchase, the July 1997 Purchase and other purchased loan portfolios, $2.4 million are acquired reserves which only are available to absorb losses on the related acquired loans. In addition to amounts allocated to the allowance at September 30, 1998, the balance of unaccreted loan discount available to absorb losses on pools of portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $4.0 million.

Changes in the allowance for loan losses were as follows (in thousands):

                                                       For the Nine Months Ended September 30,
                                                       ---------------------------------------
                                                               1998               1997
                                                             --------           --------
Balance, beginning of period                                 $ 20,776           $ 18,747
   Provision for possible loan losses                           5,833              2,134
   Allocated allowance for loan losses on
     purchased loans transferred (to) from discount            (4,303)                39
   Allowances from acquisitions                                  --                  131
Loans charged off                                              (3,024)              (932)
Recoveries of loans charged off                                   358                298
                                                             --------           --------
     Net charge-offs                                           (2,666)              (634)
                                                             --------           --------
Balance, end of period                                       $ 19,640           $ 20,417
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

At September 30, 1998, the Company had one ORE property with a balance of $1.0 million or more, a tract of land carried at $2.0 million acquired through foreclosure in 1988 that has partially been developed as a shopping center site. Federal law and regulations require the Company to dispose of this tract by December 17, 1998. The Company is currently in negotiations to sell virtually all of this property. Management believes the carrying value of the parcel as of September 30, 1998 approximates the amount that could be realized upon final sale to an end-user, but the proceeds from sale to an entity other than an end-user are uncertain.

6.  BUSINESS SEGMENT INFORMATION

The Company's operations are currently divided into two business segments: commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operate through Flagship Mortgage, a separate division of the Bank, include originating, purchasing and servicing residential mortgage loans for sale or securitization. The Bank provides support for its mortgage banking division in areas such as secondary marketing, data processing and financial management. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the three months and the nine months ended September 30, 1998 and 1997. Intracompany services between business segments are reflected at the Company's actual cost for services provided. The Company has elected to report its business segments without allocation of income taxes and minority interests.

Three Months Ended September 30, 1998

                              BUSINESS SEGMENT DATA
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                         1998                               1997
                                           --------------------------------   --------------------------------
                                           Commercial  Mortgage    Company    Commercial  Mortgage    Company
                                             Banking    Banking     Total       Banking    Banking     Total
                                           ----------  --------  ----------   ----------  --------  ----------
TOTAL ASSETS (AT PERIOD-END)               $2,011,316  $318,854  $2,330,170   $1,374,456  $ 94,896  $1,469,352
OPERATING DATA:
Interest income                            $   36,453  $ 12,074  $   48,527   $   26,445  $  3,020  $   29,465
Interest expense                               16,055     6,941      22,996       13,087     1,635      14,722
                                           ----------  --------  ----------   ----------  --------  ----------
Net interest income                            20,398     5,133      25,531       13,358     1,385      14,743
Loan loss provision                             4,308       --        4,308          495       --          495
                                           ----------  --------  ----------   ----------  --------  ----------
Net interest income after
    loan loss provision                        16,090     5,133      21,223       12,863     1,385      14,248
Noninterest income                              2,448    21,677      24,125        2,754     6,361       9,115
General and administrative
    (G & A expenses)                           14,631    18,475      33,106        9,986     6,128      16,114
Merger expenses                                    68       --           68        1,031       --        1,031
Provision for losses on ORE                       120       --          120          120       --          120
Other noninterest expense                           1       --            1           90       --           90
Amortization of goodwill and
    premium on deposits                           767       --          767           57       --           57
                                           ----------  --------  ----------   ----------  --------  ----------
Net income before taxes
    & minority interest                    $    2,951  $  8,335      11,286   $    4,333  $  1,618       5,951
                                           ==========  ========               ==========  ========
Income tax expense                                                   (4,389)                            (2,217)
Minority interest in income from
    subsidiary trust (net of tax)                                      (424)                              (284)
Minority interest in FFO (net of tax)                                   --                                (259)
                                                                 ----------                         ----------
Net income                                                       $    6,473                         $    3,191
                                                                 ==========                         ==========
MEMORANDUM (AS OF OR FOR THE THREE MONTHS
  ENDED SEPTEMBER 30, 1998 AND 1997):

Loans held for sale                        $      --   $318,854  $  318,854   $      --   $ 94,896  $   94,896
Loans closed                                  169,880   346,484     516,364       32,463   133,913     166,376
Loans sold                                        --    395,465     395,465          --    103,191     103,191

Commercial Banking Activities

Income from commercial banking activities in the third quarter of 1998 was $3.0 million compared with $4.3 million for the third quarter of 1997. Net interest income increased by $7.0 million from $13.4 million to $20.4 million while noninterest income decreased by $306,000. G&A expenses increased by $4.6 million to $14.6 million during the current quarter compared with $10.0 million for the same period a year ago. The additional expenses were primarily the result of continued expansion of the Company's loan production activities. Loans closed by the commercial banking segment totaled $169.9 million for the current quarter compared to $32.5 million for the same period last year.

Mortgage Banking Activities

Residential first and second lien loans closed for the quarter ended September 30, 1998 were $346.5 million compared with $133.9 million for the same period of 1997. The Company sold $395.4 million of loans during the current quarter, an increase of $292.3 million over the amount of loans sold during the third quarter of 1997. Consequently, income from mortgage banking activities increased to $8.3 million for the third quarter ended September 30, 1998, an increase of $6.7 million over that of the third quarter of 1997.

Nine Months ended September 30, 1998

                              BUSINESS SEGMENT DATA
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                ($ IN THOUSANDS)

                                                        1998                                 1997
                                         ----------------------------------   ---------------------------------
                                         Commercial   Mortgage     Company    Commercial   Mortgage    Company
                                          Banking      Banking      Total      Banking      Banking     Total
                                         ----------  ----------  ----------   ----------  ---------  ----------
TOTAL ASSETS (AT PERIOD-END)             $2,011,316  $  318,854  $2,330,170   $1,374,456  $  94,896  $1,469,352
OPERATING DATA:
Interest income                          $   90,970  $   29,094  $  120,064   $   73,108  $   5,579  $   78,687
Interest expense                             43,717      16,251      59,968       36,992      2,694      39,686
                                         ----------  ----------  ----------   ----------  ---------  ----------
Net interest income                          47,253      12,843      60,096       36,116      2,885      39,001
Loan loss provision                           5,833         --        5,833        2,134        --        2,134
                                         ----------  ----------  ----------   ----------  ---------  ----------
Net interest income after
    loan loss provision                      42,620      11,643      54,263       33,982      2,885      36,867
Noninterest income                            7,007      41,223      48,230        7,667      7,861      15,528
General and administrative
    (G & A expenses)                         36,349      49,585      85,934       29,016      9,749      38,765
Merger expenses                                 362         --          362        1,087        --        1,087
Provision for losses on ORE                     160         --          160          410        --          410
Other noninterest expense                        38         --           38          167        --          167
Amortization of goodwill and
    premium on deposits                       1,086         --        1,086          305        --          305
                                         ----------  ----------  ----------   ----------  ---------  ----------
Net income before taxes
    & minority interest                  $   10,432  $    4,481      14,913   $   10,661  $     997      11,658
                                         ==========  ==========               ==========  =========
Income tax expense                                                   (5,766)                             (4,395)
Minority interest in income from
    subsidiary trust (net of tax)                                    (1,266)                               (284)
Minority interest in FFO (net of tax)                                   --                                 (674)
                                                                 ----------                          ----------
Net income                                                       $    7,881                          $    6,305
                                                                 ==========                          ==========
MEMORANDUM AS OF OR FOR THE NINE MONTHS
 ENDED SEPTEMBER 30, 1998 AND 1997:

Loans held for sale                      $      --   $  318,854  $  318,854   $      --   $  94,896  $   94,896
Loans closed                                428,517   1,026,549   1,455,065      167,228    301,263     468,491
Loans sold                                      --      809,727     809,727       16,458    237,674     254,132


Commercial Banking Activities

Income from commercial banking activities was $10.4 million for the nine months ended September 30, 1998, compared to $10.7 million for the same period of 1997. Management elected to increase loan loss reserves which offset the improvement from additional income and operating efficiencies from the Company's 1997 acquisitions and growth in loan production activities. Net interest income increased by $11.1 million while G & A expenses increased by $7.3 million.

Mortgage Banking Activities

First and second lien residential loans closed during the first nine months of 1998 totaled $1.0 billion, a $725 million increase over the same period last year. Loans held for sale at September 30, 1998 were $318.9 million or 31.1% of total loan production for mortgage banking during the first nine months of 1998. G & A expenses related to mortgage banking activities for the nine months of 1998 were $49.6 million compared to noninterest income of $41.2 million. However, this difference was more than offset by $11.6 million of net interest income from loans held for sale. Pretax net income from the Company's High LTV Loan production for the nine months was $11.5 million, first lien loan production activities incurred a pretax net loss of $6.8 million and loan servicing activities incurred a $200,000 pretax net loss.

Beginning in early October, conditions in the U.S. financial markets changed dramatically. As interest rates decline, there is a greater likelihood that mortgage loans will prepay at a faster rate which may impact the value of mortgage servicing rights. These developments have combined to reduce liquidity levels in the asset-backed securities markets significantly and, in turn, the volume and pricing of mortgage loans in the secondary markets.

As a result of this environment, the Company has decided to forego sales of High LTV Loans in the fourth quarter of 1998 and to reorganize its mortgage banking business. In the fourth quarter of 1998, it is likely that the Company will incur an operating loss because there will be insufficient revenues from loan sales to cover the expense levels of the mortgage banking division. As the Company reorganizes its mortgage banking operations, originations of High LTV Loans are expected to be significantly reduced so that the Company can concentrate more of its efforts on the profitable origination of first-lien loans.

7.  MARKET RISK

The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. At September 30, 1998, the Company did not use derivative financial instruments to manage its market risk.

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

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of managing market risk or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax. Trading securities include mortgage backed securities resulting from the securitization of High LTV and other residential mortgage loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest-only strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "gain on securities, net".

There have been no material changes in the market risk inherent in the Company's market sensitive instruments during the nine-month interim period ending September 30, 1998.

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         QUARTERS ENDING
                                                             ------------------------------------------------------------------
                                                              SEPT. 1998         JUNE 1998         MAR. 1998         DEC. 1997
                                                             ------------      ------------      ------------      ------------
OPERATING DATA:
Interest income                                              $     48,527      $     38,115      $     33,778      $     29,771
Interest expense                                                   22,996            19,857            17,115            15,239
                                                             ------------      ------------      ------------      ------------
Net interest income                                                25,531            18,258            16,663            14,532
Loan loss provision                                                 4,308             1,032               493               494
                                                             ------------      ------------      ------------      ------------
Net interest income after loan loss provision                      21,223            17,226            16,170            14,038
Other noninterest income                                           24,125            11,218            12,529             9,505
General and administrative ("G&A") expenses                        33,106            29,896            22,923            18,720
Other noninterest expense                                             956               589               110               439
                                                             ------------      ------------      ------------      ------------
Net income (loss) before income taxes & minority interest          11,286            (2,041)            5,666             4,384
Income tax (provision) benefit                                     (4,389)              800            (2,175)           (1,701)
Minority interest in income from subsidiary trust                    (424)             (422)             (420)             (417)
Minority interest in FFO                                             --                --                --                --
                                                             ------------      ------------      ------------      ------------
Net income (loss)                                            $      6,473      $     (1,663)     $      3,071      $      2,266
                                                             ============      ============      ============      ============
PER SHARE DATA:
Earnings per share - diluted                                 $        .64      $       (.23)     $        .39      $        .29
                                                             ============      ============      ============      ============
Weighted average shares outstanding - diluted                  10,598,255         8,522,623         7,968,984         7,953,978
                                                             ============      ============      ============      ============
Earnings per share - basic                                   $        .66      $       (.26)     $        .44      $        .33
                                                             ============      ============      ============      ============
Weighted average shares outstanding - basic                     9,735,026         8,522,623         7,043,024         6,832,737
                                                             ============      ============      ============      ============
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                                    2,330,170      $  2,155,025      $  1,841,143      $  1,552,405
Investment & mortgage backed securities                           111,092           109,760            99,341           107,736
Loans held for sale                                               318,854           410,113           311,749           151,404
Portfolio loans, net of unearned income                         1,384,113         1,374,797         1,158,251         1,149,731
Allowance for loan losses                                          19,640            20,296            20,557            20,776
Goodwill & premium on deposits                                     37,880            28,765             4,679             4,855
Deposits                                                        2,025,302         1,741,377         1,418,555         1,361,312
Stockholders' equity                                              177,162           170,347            98,281            95,531
Book value per share (dollars)                                      16.88             16.26             12.60             12.27
SELECTED FINANCIAL RATIOS:
Return on average assets                                             1.17%             (.35)%             .75%              .61%
Return on average equity                                            15.60             (5.29)            13.60             10.24
Equity to assets                                                     7.60              7.90              5.34              6.15
Equity and minority interest in preferred
  subsidiary to assets                                               8.84              9.24              6.90              8.01
Portfolio loans/deposit ratio                                       68.34             78.95             81.65             84.46
Net interest spread                                                  4.57              3.85              3.85              3.71
Net interest margin                                                  4.96              4.14              4.24              4.18
G & A expense to average assets (1)                                  2.63              2.55              2.43              2.95
G & A efficiency ratio (1)                                          64.04             71.07             65.77             74.69
Nonperforming loans to portfolio loans                               1.80              2.13              2.51              2.25
Nonperforming assets to total assets                                 1.37              1.79              2.03              2.20
Loan loss allowance to portfolio loans (2)                           1.42              1.48              1.77              1.79
Loan loss allowance to nonperforming loans (2)
    Originated portfolio                                            84.79             90.92             75.32            102.83
    July 1997 Purchase                                              35.22             52.11             35.35             31.74
    March 1995 Purchase                                            111.62            263.80            459.97            373.91
    CrossLand portfolio                                             50.80            409.57             71.39            421.88
    Other purchased portfolios                                      45.08             17.82             24.01             18.41
    Total                                                           78.79             69.19             70.62             80.41
OTHER DATA (AT PERIOD-END):
Number of branch banking offices                                       55                53                46                46
Number of full-time equivalent employees                            1,583             1,439             1,262             1,046

(1)  Commercial banking segment only.

(2) See "Note 5 - Allowance for Losses" for a discussion of the allocation and availability of loan loss reserves among portfolio of loans within the Bank.

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     EIGHT CONSECUTIVE QUARTERS (UNAUDITED)
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       QUARTERS ENDING
                                                             --------------------------------------------------------------
                                                              SEPT. 1997       JUNE 1997        MAR. 1997        DEC. 1996
                                                             -----------      -----------      -----------      -----------
OPERATING DATA:
Interest income                                              $    29,465      $    25,344      $    23,877      $    24,216
Interest expense                                                  14,722           12,822           12,142           11,839
                                                             -----------      -----------      -----------      -----------
Net interest income                                               14,743           12,522           11,735           12,377
Loan loss provision                                                  495              501            1,138            1,075
                                                             -----------      -----------      -----------      -----------
Net interest income after loan loss provision                     14,248           12,021           10,597           11,302
Noninterest income                                                 9,115            2,749            3,703            2,604
General and administrative ("G&A") expenses                       16,114           12,224           10,482           10,594
Other noninterest expense                                          1,298              303              314           (1,331)
                                                             -----------      -----------      -----------      -----------
Net income (loss) before income taxes & minority interest          5,951            2,243            3,504            4,643
Income tax (provision) benefit                                    (2,217)            (863)          (1,315)          (1,651)
Minority interest in income from subsidiary trust                   (284)            --               --               --
Minority interest in FFO (net of tax)                               (259)            (227)            (188)             467
                                                             -----------      -----------      -----------      -----------
Net income (loss)                                            $     3,191      $     1,153      $     2,002      $     2,525
                                                             ===========      ===========      ===========      ===========
PER SHARE DATA:
Earnings per share - diluted                                 $       .45      $       .17      $       .30      $       .38
                                                             ===========      ===========      ===========      ===========
Weighted average shares outstanding - diluted                  7,188,255        7,017,181        6,987,074        6,641,203
                                                             ===========      ===========      ===========      ===========
Earnings per share - basic                                   $       .54      $       .20      $       .34      $       .43
                                                             ===========      ===========      ===========      ===========
Weighted average shares outstanding - basic                    5,963,108        5,852,861        5,854,414        5,856,511
                                                             ===========      ===========      ===========      ===========
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                                 $ 1,469,352      $ 1,321,573      $ 1,231,456      $ 1,224,357
Investment & mortgage backed securities                           96,982          140,899          134,781          161,357
Loans held for sale                                               94,896           72,487           44,774           47,052
Portfolio loans, net of unearned income                        1,106,728          995,864          928,973          920,323
Allowance for loan losses                                         20,417           19,328           19,088           18,747
Goodwill & premium on deposits                                     4,872              397              404              527
Deposits                                                       1,289,100        1,165,042        1,118,710        1,114,907
Stockholders' equity                                              87,593           71,254           69,694           68,178
Book value per share (dollars)                                     11.77            10.79            10.55            10.32
SELECTED FINANCIAL RATIOS:
Return on average assets                                             .89%             .35%             .66%             .84%
Return on average equity                                           17.53             6.33            11.76            14.95
Equity to assets                                                    5.96             5.39             5.57             5.66
Equity and minority interest in preferred
 subsidiary to assets                                               7.92             --               --               --
Portfolio loans/deposit ratio                                      85.85            85.48            83.04            82.55
Net interest spread                                                 4.03             3.52             3.52             4.12
Net interest margin                                                 4.41             4.10             4.10             4.40
G & A expense to average assets (1)                                 2.82             3.13             2.94             3.14
G & A efficiency ratio (1)                                         61.98            73.79            64.93            65.34
Nonperforming loans to portfolio loans                              2.01             1.99             2.19             2.10
Nonperforming assets to total assets                                2.05             2.08             2.36             2.26
Loan loss allowance to loans (2)                                    1.84             1.94             2.05             2.02
Loan loss allowance to nonperforming loans (2)
    Originated portfolio                                          107.98            90.96            84.74            73.15
    July 1997 Purchase                                             36.12             --               --               --
    March 1995 Purchase                                           504.89           441.82           551.88           488.78
    CrossLand portfolio                                            81.57           106.60           104.82           126.12
    Other purchased portfolios                                     44.32            46.67            45.60            89.80
    Total portfolio loans                                          98.80            97.32            94.62            96.03
OTHER DATA (AT PERIOD-END):
Number of branches                                                    45               45               43               42
Number of full-time equivalent employees                             958              856              802              785

(1)  Commercial banking segment only.

(2) See "Note 5 - Allowance for Losses" for a discussion of the allocation and availability of loan loss reserves among portfolio of loans within the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Overview

Total assets were $2.3 billion at September 30, 1998, compared to $1.6 billion at December 31, 1997, an increase of $777.8 million or 50.1%. This increase included $200.4 million in assets from the acquisition of the Florida Branches from NationsBank in June 1998, $17.0 million in assets from the acquisition of the Georgia Branch from NationsBank, and $207.2 million in assets from the Dime branch acquisition. Also, during the second quarter of 1998, the Company completed a public offering of 2,642,150 shares of its Common Stock, realizing net proceeds of $72.9 million, which provided the capital necessary to support the Company's 1998 acquisitions, while maintaining the Bank's status as a well capitalized institution for regulatory capital purposes.

Federal Funds Sold and Interest Bearing Deposits

Federal funds sold, all on an overnight basis, increased by $293.0 million from $33.0 million at the prior year-end to $326.0 million at September 30, 1998, primarily as a result of the excess cash acquired in the Dime branch and BankAmerica (formerly NationsBank) branch acquisitions.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $45.7 million at September 30, 1998 compared to $71.5 million at December 31, 1997, a decrease of $25.8 million. The Company has classified all its purchased investment and mortgage-backed securities at September 30, 1998 as "available-for-sale". The Company recorded $464,000 in net gains on the sale of $37.5 million in investments and mortgage-backed securities during the nine months ended September 30, 1998.

Trading Assets

The Company records all mortgage-related securities resulting from securitization of the Company's loans held for sale loans as trading assets. In its securitization of $240.0 million High LTV Loans in June, 1998 (the "June Securitization"), the Company retained a $12.0 million subordinate tranche of the securities from the securitization at a fair value of $10.9 million and a residual interest in cash flows valued at $17.6 million as of September 30, 1998. The fair value assigned to the residual interest from the June Securitization was based on an evaluation of the present value of expected future cash flows using a 15% discount rate, a cumulative default rate equivalent to 10.7% of the face amount of the loans and a prepayment rate resulting in a 4.2 year average expected life of the pool of loans. Management reviews the fair value determination of its trading assets quarterly and any valuation adjustments are reflected in current period results of operations.

Loans & Loans Held for Sale

Total loans held in portfolio increased by $234.4 million from $1.1 billion at the prior year-end to $1.4 billion at September 30, 1998. A $121.9 million portion of the increase was attributable to loans purchased in the Florida and Georgia branch acquisitions. Real estate-secured loans increased during the period by $209.2 million to $1.3 billion or 93.6% of total portfolio loans. Loans held for sale increased by $167.5 million to $318.9 million, at September 30, 1998, with residential loans secured by first liens held for sale increasing by $184.1 million to $285.6 million, and High LTV Loans declining $14.0 million to $33.1 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $19.6 million at September 30, 1998, (1.42% of portfolio loans) compared with $20.8 million (1.8% of portfolio loans) at December 31, 1997. At September 30, 1998, the allowance for loan losses included $16.2 million allocated to loans originated by the Company, $1.2 million allocated to the March 1995 Purchase, $548,000 allocated to the July 1997 Purchase, $538,000 allocated to the CrossLand Portfolio and $1.1 million allocated to other loan purchases (for a discussion of discounts on purchased loans and the use of amounts allocated to the allowance for loan losses, see the notes to the consolidated financial statements). Other activity relating to the allowance in 1998 included provisions for loan losses of $5.8 million, part of which was a $2.1 million charge to provision, offset by the transfer of allowances on the purchased loan portfolios to loan discount of $4.3 million. Other charges to the provision included a $1.0 million provision for write-offs on SBA claims receivable, and $2.7 million in additional general provisions. Loan charge-offs (net of recoveries) were $2.7 million.

Nonperforming Assets

Nonperforming assets amounted to $31.9 million or 1.37% of total assets at September 30, 1998, compared with $34.2 million or 2.20% of total assets at December 31, 1997. Nonperforming loans totaled $25.2 million at September 30, 1998, a decrease of $620,000 from the prior year-end total of $25.8 million. Nonperforming residential loans increased by $3.9 million, commercial real estate and commercial (business) nonperforming loans declined $4.3 million, while nonperforming residential loans increased $3.9 million. ORE balances also decreased by $1.4 million to $5.6 million.

Deposits

Total deposits were $2.03 billion at September 30, 1998, compared to $1.36 billion at the prior year-end, an increase of $664 million. Of the increase, $423.6 million resulted from the additional deposits acquired through the Florida and Georgia Branches purchased from the BankAmerica and the Dime branch acquisitions. Of the total increase, checking account balances increased by $46.5 million, savings and money market accounts increased by $153.3 million and certificates of deposit increased by $464.1 million.

Senior Debt

On September 24, 1998, the Company entered into a loan agreement ("Loan Agreement") with SunTrust Bank, Central Florida, N.A. ("SunTrust"), pursuant to which SunTrust extended a non-revolving line of credit for up to $25.0 million to the Company. Interest on the loan made pursuant to the Senior Debt ("Senior Debt") is payable monthly, and the maturity date for the loan is September 25, 1999. Certain terms of the loan agreement, including the interest rate to be paid, are contingent upon the Company reducing its investment in assets related to High LTV Loans. On September 25, 1998, the Company received the full $25.0 million balance under the line of credit. The Company contributed the proceeds of the Senior Debt to the Bank in order to maintain the regulatory capital of the Bank at well capitalized levels and to support the Bank's planned branch expansion activities.

Stockholders' Equity

Stockholders' equity was $177.2 million at September 30, 1998, or 7.60% of total assets, compared to $95.5 million or 6.15% of total assets at December 31, 1997. At September 30, 1998, the Bank's tier 1 ("leverage") capital ratio was 7.10%, its tier 1 risk-based capital ratio was 11.07%, and its total risk-based capital ratio was 12.32%, all in excess of minimum FDIC capital guidelines for an institution to be considered a "well-capitalized" bank. The Company's tier 1 ("leverage") ratio, tier 1 risk-based capital ratio and total risk-based capital ratios were 6.13%, 9.51%, and 10.75%, respectively. In May 1998, the Company completed a public offering of 2,642,150 shares of its Common Stock at an offering price of $29.50 per share, realizing net proceeds of $72.9 million after deducting underwriters' discounts and offering expenses.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Overview

Net income for the third quarter of 1998 was $6.5 million, or $.64 per share (on a diluted basis), compared with a net income of $3.2 million, or $.45 per share, for the same period in 1997. During the third quarter of 1998, the Company completed a whole loan sale of $221 million of High LTV Loans recognizing revenue of $15.2 million.

Analysis of Net Interest Income (see table on page 20)

Net interest income for the three months ended September 30, 1998 was $25.5 million compared with $14.7 million for the same period last year. This $10.8 million or 73.2% increase consisted of $2.2 million from an improved net interest spread and $8.6 million in additional income from balance sheet growth. Interest income was $48.5 million for the third quarter of 1998, an increase of $19.1 million over the same period in 1997. Interest expense increased by $8.3 million. Average asset yield increased by 63 basis points from 8.78% for the same period of 1997 to 9.41% for 1998. The average cost of interest-bearing liabilities increased by 9 basis points from 4.75% to 4.84%. As a result, net interest spread increased 54 basis points from 4.03% for 1997 to 4.57% for 1998 and net interest margin, which includes the benefit of noninterest bearing funds, increased by 55 basis points from 4.41% for 1997 to 4.96% for 1998.

Noninterest Income

Noninterest income for the three months ended September 30, 1998 was $24.1 million compared with $9.1 million for the same period of 1997, an increase of $15.0 million. This increase was primarily the result of significant growth in the Company's mortgage banking operations, with gains on sale of loans and recognition of the value of mortgage servicing rights increasing by $14.8 million. Service charges on deposit accounts increased $270,000 and loan fee income increased $644,000.

The following table reflects the components of noninterest income for the three months ended September 30, 1998, and 1997 (in thousands):

                                                  For the three Months
                                                   Ended  September 30,
                                           --------------------------------
                                                                   Increase
                                             1998        1997     (Decrease)
                                           --------    --------    --------
Income from mortgage banking operations    $ 21,100    $  6,338    $ 14,762
Service charges on deposit accounts           1,193         923         270
Generations Gold fee income                     266         147         119
Loan fee income                               1,037         393         644
Gains on sales of portfolio loans, net         --            42         (42)
Gain on sale of securities, net                   3         252        (249)
Net trading account  gains                       99          77          22
Foreign exchange income                          32          16          16
Other income                                    395         927        (532)
                                           --------    --------    --------
Total noninterest income                   $ 24,125    $  9,115    $ 15,010
                                           ========    ========    ========

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended September 30, 1998 and 1997 (in thousands):

                                                           Three  Months  Ended  September 30,
                                           -------------------------------------------------------------------
                                                         1998                                1997
                                           --------------------------------    -------------------------------
                                             Average                Average      Average               Average
Summary of Average Rates                     Balance     Interest    Rate        Balance     Interest   Rate
------------------------                   ----------   ----------  -------    ----------   ---------  -------
Interest-earning assets:
  Loans, net                               $1,797,063   $   44,670   9.89%     $1,167,800   $  26,834   9.16%
  Investment securities                        35,122          487   5.50          35,363         551   6.18
  Mortgage-backed securities                   12,113          231   7.63          78,185       1,246   6.38
  Trading securities                           77,240        1,254   6.49             --          --     --
  Interest bearing deposits in banks            3,986           22   2.21           3,249          22   2.72
  FHLB stock                                   10,295          195   7.50           8,326         151   7.20
  Federal funds sold                          117,077        1,668   5.58          43,811         661   5.91
                                           ----------   ----------             ----------   ---------
  Total interest-earning assets             2,052,896       48,527   9.41       1,336,734      29,465   8.78
  Non interest-earning assets                 174,689                              79,144
                                           ----------                          ----------
  Total assets                             $2,227,585                          $1,415,878
                                           ==========                          ==========
Interest-bearing liabilities:
  Interest checking                        $  157,609   $      331    .83      $  108,141   $     118    .43%
  Savings                                      70,870          377   2.11          56,627         253   1.77
  Passbook Gold                               272,939        3,395   4.94         216,846       2,683   4.91
  Money market                                101,407          866   3.39          33,958         159   1.85
  Time deposits                             1,156,085       16,257   5.58         732,666      10,359   5.60
  Subordinated debt                               --           --     --            6,000         113   7.47
  FHLB advances                                85,326        1,203   5.59          53,446         757   5.62
  Senior debt                                   1,630           26   6.40             --          --     --
  Other borrowings                             40,220          541   5.34          21,206         280   5.25
                                           ----------   ----------             ----------   ---------
  Total interest-bearing liabilities        1,886,086       22,996   4.84       1,228,890      14,722   4.75
                                                        ----------                          ---------
  Non interest-bearing liabilities            174,052                             115,824
  Stockholders' equity                        167,447                              71,164
                                           ----------                          ----------
  Total liabilities and equity             $2,227,585                          $1,415,878
                                           ==========                          ==========
Net interest income/net interest spread                 $   25,531   4.57%                  $  14,743   4.03%
                                                        ==========   ====                   =========   ====
Net interest margin                                                  4.96%                              4.41%
                                                                     ====                               ====

                                               Increase (Decrease) Due to (1)
                                              ----------------------------------
Changes in Net Interest Income                 Volume        Rate         Total
------------------------------                --------     --------     --------
Interest earning assets:
  Loans, net                                  $ 14,702     $  3,134     $ 17,836
  Investment securities                             21          (85)         (64)
  Mortgage backed securities                    (1,206)         191       (1,015)
  Trading Securities                             1,254         --          1,254
  Interest bearing deposits in banks                 5           (5)        --
  FHLB stock                                        37            7           44
  Federal funds sold                             1,046          (39)       1,007
                                              --------     --------     --------
    Total change in interest income             15,859        3,203       19,062

Interest-bearing liabilities:
  Interest checking                                 85          128          213
  Savings                                           70           54          124
  Passbook Gold                                     14          698          712
  Money market                                     499          208          707
  Time deposits                                  5,991          (93)       5,898
  Subordinated debt                               (113)        --           (113)
  FHLB advances                                    432           14          446
  Senior debt                                       26         --             26
  Other borrowings                                 257            4          261
                                              --------     --------     --------
Total change in interest expense                 7,261        1,013        8,274
                                              --------     --------     --------
Increase (decrease) in net interest income    $  8,598     $  2,190     $ 10,788
                                              ========     ========     ========

Noninterest Expense

General and administrative ("G & A") expenses for the third quarter of 1998 were $33.1 million compared with $16.1 million for the same period last year, an increase of $17.0 million. G & A expenses for the commercial banking segment accounted for $4.6 million of the increase while expenses for the mortgage banking segment increased $12.3 million. These increases were primarily attributable to the operating expenses associated with the Company's acquisitions and the growth of its mortgage banking operations. Total noninterest expenses, which include G & A expense, were $34.1 million for the three months ended September 30, 1998 compared with $17.4 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended September 30, 1998 and 1997 (in thousands):

                                             For the Quarter Ended
                                                 September 30,
                                       --------------------------------
                                                               Increase
                                         1998        1997     (Decrease)
                                       --------    --------    --------
Salaries and benefits                  $ 13,123    $  7,417    $  5,706
Net occupancy expense                     3,581       2,103       1,478
Advertising                               4,872       1,820       3,052
Data processing fees                        908         792         116
FDIC and state assessments                  242         149          93
Telephone expense                           672         378         294
Legal and professional                      978         487         491
Postage and supplies                      6,135       1,632       4,503
Other operating expense                   2,595       1,336       1,259
                                       --------    --------    --------
Total G & A expenses                     33,106      16,114      16,992
Merger expenses                              68       1,031        (963)
Provision for losses on ORE                 120         120        --
ORE expense, net of ORE income                1          90         (89)
Amortization of premium on deposits         767          57         710
                                       --------    --------    --------
Total noninterest expense              $ 34,062    $ 17,412    $ 16,650
                                       ========    ========    ========

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Overview

Net income for the nine months ended September 30, 1998 was $7.9 million, or $.84 per share on a diluted basis, compared with $6.3 million, or $.92 per share, for the same period in 1997. Return on average assets for the first nine months of 1998 was .55%, while return on average equity was 8.28%.

Analysis of Net Interest Income (see table on page 23)

Net interest income for the nine months ended September 30, 1998 was $60.1 million compared with $39.0 million for the same period last year. This $21.1 million increase was the result of $2.3 million in additional income from an improved net interest spread and $18.8 million from balance sheet growth. Average asset yield was 8.95% for the first nine months of 1998, a 39 basis point increase from 8.56% for the same period in 1997. The average yield on loans was 9.30%, up from 8.97% last year. The average cost of interest-bearing liabilities has remained relatively level at 4.85%. As a result, net interest spread increased 39 basis points to 4.10% from 3.71% for 1997 and net interest margin, which includes the benefit of noninterest bearing funds, increased 24 basis points from 4.21% for the first nine months of 1997 to 4.45% for 1998.

Noninterest Income

Noninterest income for the first nine months of 1998 was $48.2 million compared with $15.5 million for the same period of 1997, an increase of $32.7 million. This increase was primarily the result of a $31.6 million increase in income from mortgage banking operations, consisting of gains recognized from the sale of $809.7 million of loans, which takes into account the value of mortgage servicing rights and residual interest. Service charges on deposit accounts and loan fee income also increased $467,000 and $1.1 million, respectively. In addition, Generations Gold fee income increased $334,000. These improvements were partially offset by a decline in gains on sale of portfolio loans in 1997 of $1.5 million.

The following table reflects the components of noninterest income for the nine months ended September 30, 1998, and 1997 (in thousands):

                                                  For the Nine Months
                                                   Ended September 30,
                                           ---------------------------------
                                                                    Increase
                                             1998        1997      (Decrease)
                                           --------    --------     --------
Income from mortgage banking operations    $ 39,513    $  7,879     $ 31,634
Service charges on deposit accounts           2,929       2,462          467
Loan fee income                               2,267       1,167        1,100
Gains on sales of portfolio loans, net         --         1,472       (1,472)
Unrealized gains on loans held for sale        --          (150)        (150)
Gain on sale of securities, net                 464         466           (2)
Trading asset gains (losses), net               380          11          369
Generations Gold fee income                     682         348          334
Income from SPC1                                534        --            534
Foreign exchange income                          88          51           37
Other income                                  1,373       1,522         (149)
                                           --------    --------     --------
Total noninterest income                   $ 48,230    $ 15,528     $ 32,702
                                           ========    ========     ========

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                                Nine Months Ended September 30,
                                           -----------------------------------------------------------------------
                                                           1998                                   1997
                                           ---------------------------------     ---------------------------------
                                             Average                 Average       Average                 Average
Summary of Average Rates                     Balance     Interest     Rate         Balance      Interest    Rate
------------------------                   ----------   ----------   -------     ----------   -----------  -------
Interest-earning assets:
  Loans, net                               $1,597,575   $  111,787    9.30%      $1,040,864   $    70,320    8.97%
  Investment securities                        32,723        1,392    5.69           40,535         1,863    6.14
  Mortgage-backed securities                   23,466        1,216    6.91           84,524         4,096    6.46
  Trading securities                           49,539        2,270    6.11             --             --      --
  Interest bearing deposits in banks            2,154           64    4.00            4,058           110    3.63
  FHLB stock                                   10,652          584    7.33            7,811           428    7.31
  Federal funds sold                           65,913        2,751    5.50           43,201         1,870    5.71
                                           ----------   ----------               ----------   -----------
  Total interest-earning assets             1,782,022      120,064    8.95        1,220,993        78,687    8.56
  Non interest-earning assets                 142,894                                68,263
                                           ----------                            ----------
  Total assets                             $1,924,916                            $1,289,256
                                           ==========                            ==========
Interest-bearing liabilities:
  Interest checking                        $  141,455   $      993     .94       $   95,204   $       740    1.04%
  Savings                                      58,887          885    2.01           37,551           791    2.82
  Passbook Gold                               262,831        9,701    4.94          220,121         8,040    4.88
  Money market                                 58,805        1,248    2.84           33,005           490    1.98
  Time deposits                               956,736       39,866    5.57          659,627        27,668    5.61
  Subordinated debt                               --           --      --             6,000           328    7.31
  FHLB advances                               138,040        5,898    5.71           23,352           884    5.06
  Senior debt                                     549           26    6.40              --            --      --
  Other borrowings                             33,675        1,351    5.36           19,159           745    5.19
                                           ----------   ----------               ----------   -----------
  Total interest-bearing liabilities        1,650,978       59,968    4.85        1,094,019        39,686    4.85
                                                        ----------                            -----------
  Non interest-bearing liabilities            145,304                               126,814
  Stockholders' equity                        128,634                                68,423
                                           ----------                            ----------
  Total liabilities and equity             $1,924,916                            $1,289,256
                                           ==========                            ==========
Net interest income/net interest spread                 $   60,096    4.10%                   $    39,001    3.71%
                                                        ==========    ====                    ===========    ====
Net interest margin                                                   4.45%                                  4.21%
                                                                      ====                                   ====

                                                  Increase (Decrease) Due to
                                              ----------------------------------
Changes in Net Interest Income                 Volume        Rate         Total
                                              --------     --------     --------
Interest earning assets:
  Loans, net                                  $ 39,321     $  2,146     $ 41,467
  Investment securities                           (372)         (99)        (471)
  Mortgage backed securities                    (3,105)         225       (2,880)
  Trading Securities                             2,270         --          2,270
  Interest bearing deposits in banks               (56)          10          (46)
  FHLB stock                                       156         --            156
  Federal funds sold                               950          (69)         881
                                              --------     --------     --------
    Total change in interest income             39,164        2,213       41,377

Interest-bearing liabilities:
  Interest checking                                330          (77)         253
  Savings                                          364         (270)          94
  Passbook Gold                                  1,576           85        1,661
  Money market                                     489          269          758
  Time deposits                                 12,464         (266)      12,198
  Subordinated debt                               (328)        --           (328)
  FHLB advances                                  4,819          195        5,014
  Senior debt                                       26         --             26
  Other borrowings                                 598            8          606
                                              --------     --------     --------
     Total change in interest expense           20,338          (56)      20,282
                                              --------     --------     --------
Increase (decrease) in net interest income    $ 18,826     $  2,269     $ 21,095
                                              ========     ========     ========

Noninterest Expense

G & A expenses for the first nine months of 1998 were $85.9 million compared with $38.8 million for the same period in 1997, an increase of $47.1 million. Total noninterest expenses, which include G & A expenses, were $87.6 million for 1998 compared with $40.7 million for the same period last year, an increase of $46.9 million. Primarily as a result of acquisitions and growth of the Company, noninterest expenses in the commercial banking segment increased $7.0 million and the mortgage banking segment increased $39.8 million.

The following table reflects the components of noninterest expense for the nine months ended September 30, 1998 and 1997 (in thousands):

                                             For the Nine Months
                                              Ended September 30,
                                       --------------------------------
                                                               Increase
                                         1998        1997     (Decrease)
                                       --------    --------    --------
Salaries and benefits                  $ 33,734    $ 18,467    $ 15,267
Net occupancy expense                     8,884       5,833       3,051
Advertising                              15,420       2,805      12,615
Data processing fees                      2,452       2,031         421
FDIC and state assessments                  683         628          55
Telephone expense                         1,707       1,047         660
Legal and professional                    2,383       1,221       1,162
Postage and supplies                     15,083       2,983      12,100
Other operating expense                   5,588       3,750       1,838
                                       --------    --------    --------
   Total G & A expense                   85,934      38,765      47,169
Merger expenses                             362       1,087        (725)
Provision for losses on ORE                 160         410        (250)
ORE expense, net of ORE income               38         170        (132)
Amortization of premium on deposits       1,086         305         781
                                       --------    --------    --------
    Total noninterest expense          $ 87,580    $ 40,737    $ 46,843
                                       ========    ========    ========

YEAR 2000 READINESS DISCLOSURE

In the next two years, many companies, including financial institutions such as the Company, will face potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date, or are expected to be unable to compute payment interest or delinquency. If the Company's critical internal systems do not correctly recognize and process data information beyond the year 1999, there could be a material adverse impact on the Company's business and operations.

In 1997, the Company began the process of identifying the many software applications and hardware devices expected to be impacted by this issue. The Company formed a Year 2000 Committee, consisting of the Bank's senior management and key data processing employees to address the year 2000 compliance project. The Board of Directors is updated on the Company's progress towards compliance on a monthly basis. Also, as the Bank's primary federal regulator, the FDIC conducts periodic examinations of the Bank's readiness for year 2000 operations. Additional staff, including a full-time project coordinator and other technically-proficient employees, have been hired to monitor the Company's progress towards becoming Year 2000 compliant. Non-compliant vendors have been and continue to be contacted for project progress reports. Communication with compliant vendors to develop testing plans is also ongoing. The Company has set a target date of December 31, 1998 to complete testing of vendor systems other than its main client loan and deposit application systems that are processed by ALLTEL Information Services, Inc. ("ALLTEL"). As ALLTEL tests and certifies applications as year 2000 compliant, the test results are being forwarded to the Company for verification. All main client applications are expected to be compliant and installed by year-end 1998 with the Company and ALLTEL performing future date testing during the fourth quarter of 1998 to verify system compliance. The Company's vendors will be able to perform tests with ALLTEL during this time also. The Company anticipates that the critical internal systems of Lochaven and BSB will be converted to the ALLTEL loan and deposit application systems by December 31, 1998, and that the day-to-day activities of Lochaven and BSB will thereafter be fully integrated into the Bank.

In the event that the Company and ALLTEL's efforts are unsuccessful and/or that one or more of Republic's critical internal systems are not year 2000 compliant by December 31, 1999, the following could occur, any of which could have a material adverse impact on the operations of the Company and the Bank.

(a) Client service could deteriorate to the point that a substantial number of Republic's clients move their account relationships to another financial institution;

(b) The Company and the Bank may be unable to provide the public and the applicable regulatory authorities with timely and accurate financial information; or

(c) The Company and the Bank may be unable to fulfill on a timely basis their various contractual obligations.

The Company expects to formulate a contingency plan by December 31, 1998 to address the remote possibility that ALLTEL will not be year 2000 compliant. The Company will continue its efforts toward year 2000 compliance with a goal of January 1, 1999 for completion of all testing and implementation of compliant systems. The Company estimates that the costs associated with replacing non-compliant hardware and software will be approximately $1.4 million, the majority of which will be incurred in the normal course of upgrading Bancshares' computer systems.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995

Certain of the statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption, "Management's Discussion and Analysis," are forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future development and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1998, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Company's existing and new loan and deposit products, the impact of competitive products, the Company's ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While the Company periodically reassesses material trends and uncertainties affecting the Company's results of operations and financial condition in connection with its preparation of management's discussion and analysis contained in its Quarterly Report, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

On August 7, 1998, Republic National Bank of Miami brought an action against the Bank in the United States District Court for the Southern District of Florida seeking to enjoin the Bank from using the term "REPUBLIC" or "REPUBLIC BANK" in connection with any business that the Bank conducts in the State of Florida. Given the Bank's long-standing use of the name "REPUBLIC BANK" and the existence of other financial institutions in the State of Florida also using the name "Republic", the Company and the Bank believe the lawsuit filed by Republic National Bank of Miami to be entirely without merit and intends to defend itself vigorously in any ensuing litigation.

The Company is party to other various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operation.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             a.   Exhibits:

                  15.0 Acknowledgement Letter
                  27.0 Financial Data Schedule
                  99.0 Review Report of Independent Certified Public Accountants

             b. There were no reports on Form 8-K filed during the nine months ended September 30, 1998.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     REPUBLIC BANCSHARES, INC.


    Date: November 13, 1998          By: /s/John W. Sapanski
         ------------------             ----------------------------------------
                                            John W. Sapanski
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


    Date: November 13, 1998          By: /s/William R. Falzone
         ------------------             ----------------------------------------
                                            William R. Falzone
                                            Treasurer (principal financial and
                                            accounting officer)