Form 10-K
period 1998-12-31
REPUBLIC BANCSHARES INC
filed 1999-03-30
CIK 1005501

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                    Commission File
    December 31, 1998                                          No. 0-27652

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

                                 (727) 823-7300
              (Registrant's Telephone Number, Including Area Code)

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

                                Yes X       No
                                -----       --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices, was approximately $206,852,000, on March 19, 1999. As of that date, there were 10,473,504 shares of the Registrant's Common Stock, par value $2.00 per share, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Parts I, II, III, and IV of this report.

                                TABLE OF CONTENTS

                                     PART I



ITEM 1.  BUSINESS
  Background and Prior Operating History ................................ 1
  Business of Republic Bancshares, Inc................................... 2
  Sources of Funds....................................................... 3
  Lending Activities..................................................... 3
  Credit Administration.................................................. 5
  Asset Quality.......................................................... 6
  Investment Activities..................................................10
  Employees..............................................................10
  Market Area............................................................10
  Market Risk............................................................11
  Supervision and Regulation.............................................13
  Effects of Inflation...................................................18
  Year 2000 Issues.......................................................18
  Changes in Accounting Standards........................................19

ITEM 2.  PROPERTIES......................................................20
ITEM 3.  LEGAL PROCEEDINGS...............................................28
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............28

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS............................................28
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997.................................32
  Years Ended December 31, 1997 and 1996.................................38
  Asset/Liability Management and Liquidity...............................46

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................49
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................49

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............49
ITEM 11. EXECUTIVE COMPENSATION..........................................50
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..50
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................50

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K............................................50

                                     PART I


ITEM 1.  BUSINESS

Republic Bancshares, Inc. (the "Company") is a registered bank holding company whose principal subsidiary is Republic Bank (the "Bank"), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. The Company also has a St. Petersburg-based thrift subsidiary, chartered in 1998 under the name Republic Bank, F.S.B. (the "Savings Bank"). The Bank and the Savings Bank provide a broad range of traditional commercial banking services, emphasizing commercial real estate and business lending. Previously, the Company's mortgage banking activities comprised a significant portion of its business, however, at the end of 1998, the Company significantly reduced the size and scope of its mortgage banking operations. At December 31, 1998, the Bank's branch network consisted of 61 branches throughout Florida. The Savings Bank has two branches, one in Florida and one in Brunswick, Georgia. At December 31, 1998, the Company's consolidated assets totaled $2.5 billion, portfolio loans totaled $1.9 billion, deposits totaled $2.2 billion and stockholders' equity was $163.6 million. The Company is regulated by the Federal Reserve. The Bank is regulated by the Florida Department of Banking and Finance (the "Department") and the Federal Deposit Insurance Corporation (the "FDIC"). The Savings Bank is regulated by the Office of Thrift Supervision (the "OTS"). The Bank and the Savings Bank's deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the "FHLB").

BACKGROUND AND PRIOR OPERATING HISTORY OF THE BANK

In May 1993, William R. Hough and John W. Sapanski, the Company's two principal shareholders, acquired from the prior controlling stockholder more than 99.0% of the Bank's outstanding common stock (the "Change in Control"). After the Change in Control, the Bank began to implement a program of expanding its branches and lines of business. In December 1993, the Bank acquired 12 branches from Crossland Savings, F.S.B., a federal stock savings bank, assumed deposit liabilities of $327.7 million and purchased loans secured by real estate and other real estate ("ORE") amounting to $201.6 million. During the latter part of 1994 and throughout 1995, the Bank continued to pursue a strategy of increasing its retail banking presence on the West Coast of Florida. The Bank opened 13 new branches, increasing market presence in existing counties and expanding into Pasco County. At the same time, the Bank undertook a program of purchasing residential mortgage loans, primarily from the FDIC at substantial discounts from face value, as a means of deploying the excess liquidity from new deposits until internal loan growth was sufficient.

Following the Bank's conversion to a holding company structure in February 1996, the Company focused on increasing its residential lending capabilities by adding loan production offices in Florida, Boston, Massachusetts, and Irvine, California. These offices expanded the Company's product line to include government-insured first mortgage loans, and high loan-to-value debt consolidation and home improvement loans secured by junior liens on real estate ("High LTV Loans"). In the fourth quarter of 1996, the Bank also added a wholesale lending operation that purchased loans from third-party originators for resale. The Company sold or securitized a substantial portion of the loans it originated from its mortgage banking division, and consummated its first securitization of High LTV Loans in December 1997.

While building its mortgage banking operation, the Company continued expanding its commercial banking operation and in January 1997, opened a new branch in Hernando County. In April 1997, the Company acquired Firstate Financial, F.A., a thrift institution headquartered in Orlando, Florida, for a cash purchase price of $5.5 million (the "Firstate Acquisition"). The Firstate Acquisition, in which the Company acquired $71.1 million in assets, $67.9 million in deposits, and a branch in each of Orange and Seminole Counties, increased the Company's presence in central Florida, where the Company previously operated a commercial loan production facility but had no branches.

In September 1997, F.F.O. Financial Group, Inc. ("FFO"), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County, was merged into the Company in a stock-for-stock transaction (the "FFO Merger"). The FFO Merger further increased the Company's presence in central Florida by adding 11 branches in Brevard, Orange and Osceola Counties. At the time of the merger, FFO had total assets of $328.4 million, total loans of $222.4 million and total deposits of $281.3 million.

In June 1998, the Company acquired three branch offices of NationsBank, N.A. and four branch offices of NationsBank's then affiliate, Barnett Bank, N.A., all of which were located in Florida, including the loans and other assets recorded at such offices. At acquisition, the seven branches had deposit liabilities of $199.9 million and loans of $114.4 million. On August 20, 1998, the Company acquired an additional branch of Barnett located in Brunswick (Glynn County), Georgia, with the office becoming an interstate branch of the Company's newly-chartered Savings Bank. At acquisition, the Georgia Branch had deposit liabilities of $16.9 million and loans of $7.5 million. The Company paid a combined deposit and loan premium of $24.0 million for all of the branches that were acquired.

On August 13, 1998, the Company purchased a branch office in Deerfield Beach (Broward County), Florida from the Dime Savings Bank, F.S.B. In the transaction, the Company acquired $61,000 of loans and $100,000 of personal property and equipment located at the branch and assumed $206.7 million of deposits. The Company's purchase price for the Dime Branch was $9.8 million.

On November 5, 1998, Bankers Savings Bank, F.S.B., Coral Gables, Florida ("BSB"), was acquired by the Company in a stock-for-stock transaction. At the date of acquisition, BSB had total assets of $70.0 million, total loans of $46.2 million, total deposits of $61.1 million and operated two branches in Dade County.

On November 5, 1998, Lochaven Federal Savings and Loan Association, Orlando, Florida, was also acquired by the Company in a stock-for-stock transaction. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million, total deposits of $54.0 million and operated one branch in Orange County.

In the fourth quarter of 1998 the Company significantly reduced the size and scope of its mortgage banking activities. Turmoil in financial markets, particularly the High LTV and nonconforming mortgage loan segments, reduced liquidity levels in the high LTV sector of the asset-backed securities markets which in turn adversely affected the volume and pricing of mortgage loans in the secondary markets. During the second half of November 1998, the Company's normal conduits for sale and/or securitization of its High LTV Loans and nonconforming first mortgage loans became unavailable due to those liquidity problems. Rather than dispose of High LTV Loans and nonconforming mortgages at distressed prices resulting from the illiquid market, the Company elected during such period to forego sales or securitizations of those loans in the fourth quarter of 1998 and to hold those loans in its portfolio. The Company also ceased originating High LTV Loans and substantially reduced its originations of nonconforming first mortgage loans. The Company also closed its out-of-state loan production offices and ceased all telemarketing efforts that were the source of the majority of the loan originations from its mortgage banking unit. A restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated and an $818,000 charge was recorded for legal and other costs not includable as part of the restructuring charge.

BUSINESS OF REPUBLIC BANCSHARES, INC.

Following the recent restructuring of its mortgage lending operations (the "Restructuring"), the Company revised its principal business strategy to include: (i) increasing the amount of its consumer and business loans held in portfolio, with continued emphasis on commercial real estate and multifamily residential loans; (ii) increasing market share and expanding its market area primarily through de novo branching and internal growth; (iii) emphasizing commercial and retail checking relationships; and (iv) increasing its range of commercial banking and retail-oriented products and services. While pursuing this strategy, management remains committed to improving asset quality, managing interest rate risk and enhancing profitability.

SOURCES OF FUNDS

Deposit accounts are the Company's primary source of funds for lending, investment, and other general business purposes. In addition to deposits, funds are derived principally from loan repayments. Scheduled loan payments on the residential loan portfolio are a relatively stable source of funds, while residential loan prepayments, deposit in-flows and out-flows are significantly influenced by general interest rate and money market conditions. Additional funding needs may be met through borrowings from the FHLB, which are secured by a blanket lien on the Company's portfolio of residential loans. Current funding requirements can be met through retail deposits, without reliance on brokered deposits. To the extent there is a requirement for short-term financing beyond liquid assets, the Company intends to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Asset/Liability Management."

The Company offers a full range of deposit services, including checking and other transaction accounts, savings accounts, and time deposits. At December 31, 1998, the Company had no brokered deposits; time deposits in amounts of $100,000 or more constituted 13.18% of total deposits.

The following table sets forth the principal types of deposit accounts offered and the aggregate amounts of such accounts at December 31, 1998 (in thousands):


                                                 Weighted
                                                 Average                        Percent of
                                              Interest Rate       Amount      Total Deposits
                                              -------------    ------------   --------------
    Noninterest bearing                          0.00%           $  138,934        6.35%
    Interest checking                              .75              189,392         8.66
    Passbook savings                              4.25              292,324        13.36
    Statement savings                             1.98               74,493         3.41
    Money market                                  3.48              159,868         7.31
    Time deposits with original maturities of:
      One year or less                            4.87              146,659         6.70
      Over 1 year through 5 years                 5.55            1,010,031        46.17
          Over 5 years                            6.17              175,711         8.03
                                                ------       --------------      -------
           Total time deposits (1)                5.55            1,332,401        60.91
                                                ======       ==============      =======
        Total deposits                           4.63%           $2,187,412      100.00%
                                                ======       ==============      =======


     (1) Includes time deposits in amounts of $100,000 or more of $288.3 million.

At December 31, 1998, scheduled maturities of total time deposits were as follows (in thousands):


             Year ended                              Percent of
             December 31,            Amount     Total Time Deposits
             ------------         ------------  -------------------
             1999                 $  993,455                 74.6%
             2000                    212,031                 15.9
             2001                     58,423                  4.4
             2002                     19,957                  1.5
             2003                     46,714                  3.5
             Thereafter                1,821                   .1
                                  ------------  ------------------
             Total time deposits  $1,332,401                 100.0%
                                  ============  ==================


LENDING ACTIVITIES


The Company originates a full range of lending products for its portfolio. The Company's origination of High LTV and real estate-secured loans for sale in the secondary market has been significantly reduced in amount and product selection as a result of the Restructuring. Portfolio lending efforts are now focused on customers located throughout

Florida and in Brunswick, Georgia. The Company's portfolio objective has been revised to reduce, over time, the reliance on residential mortgage loans and to increase its consumer and business loans. The Company will also continue to emphasize commercial real estate and multifamily residential lending.


For 1998, originations of first and second lien mortgage loans totaled $1.4 billion, including $1.3 billion in fixed-rate loans and $94.0 million of adjustable-rate loans. Sales of first and second lien loans totaled $952.0 million for 1998. Residential mortgage loan originations are expected to amount to less than $200.0 million in 1999. Originations of commercial real estate and commercial (business) loans totaled $538.0 million for 1998 and are expected to remain at this level in 1999.


The following tables set forth information concerning the loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated (in thousands):



Based on total dollars:                                       At December 31,
                                      ---------------------------------------------------------
                                         1998          1997        1996        1995       1994
                                      --------    ----------    --------     -------    -------
Real estate mortgage loans:
 One-to-four family residential       $973,538      $686,661    $532,692    $512,751     $417,041
 Multifamily residential               92,209         84,863      89,129      94,242      107,054
 High LTV Loans                        116,764             -           -           -            -
 Commercial real estate                379,797       278,951     234,043     184,050      144,233
 Construction/land development         130,415        51,511      32,245      26,268       27,189
 Home equity loans                      75,707        47,365      15,014       7,939        7,568
                                    ----------    ----------  ----------    --------     --------
Total real estate mortgage loans     1,768,430     1,149,351     903,123     825,250      703,085

Commercial (business) loans             84,002        39,119      40,747      36,272       32,894
Consumer loans and other loans          43,857        27,430      32,352      24,320       17,383
                                    ----------    ----------  ----------    --------     --------
Total portfolio loans                1,896,289     1,215,900     976,222     885,842      753,362
Allowance for loan losses              (28,077)      (22,023)    (19,774)    (21,097)     (16,322)
                                    ----------    ----------  ----------    --------     --------
   Portfolio loans, net of allowance 1,868,212     1,193,877     956,448     864,745      737,040

Loans held for sale:
Residential first mortgage loans       184,176       141,556      92,838      84,311       61,214
High LTV Loans                               -        45,670       5,511           -            -
                                    ----------    ----------  ----------    --------     --------
               Loans held for sale     184,176       187,226      98,349      84,311       61,214
                                    ----------    ----------  ----------    --------     --------
               Total loans          $2,052,388    $1,381,103  $1,054,797    $949,056     $798,254
                                    ==========    ==========  ==========    ========     ========

Based on percent of portfolio:                         December 31,
                                      ------------------------------------------
                                        1998     1997     1996     1995    1994
                                      ------   -------   ------   ------   -----
Real estate mortgage loans:
One-to-four family residential         51.34%   56.47%   54.57%   57.88%   55.36%
Multifamily residential                 4.86     6.98     9.13    10.64    14.21
Commercial real estate                 20.03    22.94    23.97    20.78    19.14
High LTV Loans                          6.16     0.00     0.00     0.00     0.00
Construction/land development           6.88     4.24     3.30     2.97     3.61
Home equity loans                       3.99     3.90     1.54     0.89     1.00
                                     -------  ----------------  -------  -------
Total real estate mortgage loans       93.26    94.53    92.51    93.16    93.32

Commercial (business) loans             4.43     3.22     4.17     4.10     4.37
Consumer loans and other loans          2.31     2.25     3.32     2.74     2.31
                                     -------  -------  -------  -------  -------
          Total portfolio loans      100.00%  100.00%  100.00%  100.00%  100.00%
                                     =======  =======  =======  =======  =======

The following table sets forth the contractual amortization of real estate and commercial loans at December 31, 1998 and 1997. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. The table also sets forth the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics (in thousands):



                                      December 31, 1998                December 31, 1997
                               ------------------------------------------------------------------
Type of loan:                      Real Estate       Commercial  Real Estate       Commercial
                               ---------------  ---------------  --------------------------------
Amounts due:
 One year or less                   $  361,236          $13,369          $90,381          $15,597
 After one through five years          296,670           55,375          281,528           20,142
 More than five years                1,110,524           15,258          777,442            3,380
                               ---------------  ---------------  ---------------  ---------------
Total                               $1,768,430          $84,002       $1,149,351          $39,119
                               ===============  ===============  ===============  ===============

Interest rate terms on
 amounts due after one year:
 Adjustable                         $  688,040          $51,229         $691,743           $9,220
 Fixed                                 719,154           19,404          367,227           14,302
                               ---------------  ---------------  ---------------  ---------------
Total                               $1,407,194          $70,633       $1,058,970          $23,522
                               ===============  ===============  ===============  ===============



CREDIT ADMINISTRATION


The Company's loan approval process provides for various levels of lending authority to loan officers, the Officers' Loan Committee, and the Chairman and Chief Executive Officer. In addition, loans in excess of $1.5 million require the approval of the Board of Directors' Loan Committee or a majority of the full Board prior to funding. Loan purchases are made subject to the same underwriting standards as loan originations. All loan purchases must be approved in advance of funding by the Chief Executive Officer and are reported to the full Board following purchase. To achieve consistency in underwriting policies and procedures, the Company has centralized the supervision of all credit decision functions.


The Company's real estate lending consists of extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property. Under applicable regulations, the Company is required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies in December 1992 (the "Guidelines"). The Guidelines set forth regulations prescribing standards for real estate lending, which the Company has incorporated into its lending policy.


The Company's lending policy addresses certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. The Company's policy, subject to certain approval exceptions, establishes, among other things, the following LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and non-residential) (80%); and improved property (85%). For portfolio purposes, loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. Originations of High LTV Loans has been discontinued. The Board of Directors reviews and approves the Company's lending policies at least annually.


The Company's commercial (business) lending is based on a strategy of extending credit to the Florida business community, with commercial loans being made to corporate and commercial loans to borrowers with satisfactory cash flows.

The Company manages its loan portfolio on an ongoing basis following written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. Management undertakes regular portfolio reviews to estimate loss exposure and ascertain compliance with policies (see -- "Asset Quality").


ASSET QUALITY


ALLOWANCE/PROVISION FOR LOAN LOSSES


The allowance for loan losses represents management's estimate of an amount adequate to provide for probable losses inherent in the loan portfolio based on historical data for the Company and the current status of the loan portfolio. However, there may be additional risks of losses in the future, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as available information about conditions affecting individual borrowers, management's estimate of the allowance needed is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.


Management conducts an ongoing evaluation and grading of its loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the estimation of the overall allowance necessary based on historical experience. The Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans which have been identified for potential credit quality problems. The Loan Review Department also reports its findings to the Directors' Audit Committee to ensure independence of the loan grading function.


The Company believes that its loan loss allowance policy is both consistent with policies established by federal and state regulatory agencies and commensurate with historical loss experience. Provisions for loan losses charged to expense during each period are made based on management's assessment of the adequacy of the allowance when compared to the inherent risk of the existing portfolio. As part of the risk assessment for loans purchased from Crossland in 1993 and for loans purchased from 1994 through 1997, management allocated a portion of the discount on such loan purchases to the allowance in amounts which are consistent with the Company's loan loss allowance policy guidelines. Amounts resulting from discount allocation or loss provision to the allowance related to specific pools of purchased loans are available to absorb potential losses only on those purchased loans and are not available to cover losses on other loans. At December 31, 1998, $1.2 million was allocated to the March 1995 Purchase, $539,000 was allocated to loans purchased from Crossland, $543,000 was allocated to the July 1997 Purchase, $1.0 million was allocated to other loan purchases, and $24.8 million was allocated to originated loans. At December 31, 1998, the amount of unearned discount on purchased loans, which had not been allocated to the allowance, totaled $3.9 million.


Activity to the allowance during 1998 included a $14.3 million provision for loan losses. Of this, $10.0 million represented provisions necessary to maintain the adequacy of the allowance considering transfer of High LTV and nonconforming residential loans to the portfolio. Other activity to the allowance during 1998 included $3.9 million of loan charge-offs (net of recoveries), and $4.3 million reallocated from the allowance to loan discounts as a result of lower than expected charge-offs in these portfolios. Activity to the allowance during 1997 included a $3.2 million provision for loan losses, loan charge-offs (net of recoveries) of $1.2 million, $132,000 of reserves related to the Firstate acquisition, and $39,000 transferred to unearned discount.

The following table sets forth information concerning the activity in the allowance for loan losses during the periods indicated (in thousands):



                                                             Years Ended December 31,
                                          ------------------------------------------------------------
                                           1998           1997           1996         1995       1994
                                          -------        -------       -------       -------   -------

Allowance at beginning
 of period:                               $22,023        $19,774       $21,097       $16,322   $17,346
Allowance from Firstate
 Acquisition                                    -            132             -            -          -
Loan discount (net) allocated
to/(from) the allowance for:
Loans purchased from Crossland               (805)             -             -            -       (757)
Loans purchased in 1994                      (689)             -          (202)           -      1,400
Loans purchased in 1995                    (2,605)          (773)       (1,541)       7,658          -
Loans purchased in 1996                         -              -            11            -          -
Loans purchased in 1997                      (204)           812             -            -          -
                                          -------        -------        ------       -------     -----
 Total loan discount allocated
 to/(from) the allowance                   (4,303)            39        (1,732)       7,658        643

Charge-offs:
Residential loans (1-4 family)             (1,481)          (974)       (1,934)        (553)      (796)
Commercial real estate/
 multi-family                                (266)           (15)         (170)      (4,054)    (1,612)
Commercial (business)                      (1,450)          (125)         (249)      (1,000)      (320)
Consumer and other loans                   (1,197)          (288)         (292)        (207)      (141)
                                          -------        -------        ------       ------      -----
Total charge-offs                          (4,394)        (1,402)       (2,645)      (5,814)    (2,869)

Recoveries:
Residential loans (1-4 family)                112              3            31           65         83
Commercial real estate/
 multi-family                                 183             54            35          379        113
Commercial loans (business)                    48            152           168           53         64
Consumer and other loans                      147             24            62           10          1
                                          -------        -------        ------       ------      -----
Total recoveries                              490            233           296          507        261

Net charge-offs                            (3,904)        (1,169)       (2,349)      (5,307)    (2,608)

Reclassification of allowance for
 in substance foreclosures under
 adoption of SFAS Nos.114 and 118               -              -             -           -           537
Provisions for loan losses                 14,261          3,247         2,758       2,424           404
                                          -------        -------       -------     -------       --------

Allowance at end of period                $28,077        $22,023       $19,774     $21,097       $16,322
                                          =======        =======       =======     =======       ========

Charges to allocated loan discount           0.03%          0.04%         0.15%       0.09%         0.20%
Other net charge-offs                        0.19           0.06          0.10        0.54          0.21
                                          -------        -------        ------  -----------        -----
Total net charge-offs to
    average loans                            0.22%          0.10%         0.24%       0.63%         0.40%
                                          =======        =======        ======       ======        =====

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



                                              1998                       1997
                                      ---------------------       ------------------
Allowance Allocation                             Percent of               Percent of
                                      Amount      Portfolio       Amount   Portfolio
                                      -------    ----------       ------  ----------
                                                      (in thousands)
Performing/not classified:
Residential loans:
arch 1995 Purchase                     $  49          1.2%       $3,421      2.1%
All other residential                   1,976         55.5         1,427     58.9
Debt consolidation & subprime loans     4,621          8.4             -        -
Commercial (business)                     830          4.0          358       2.5
Commercial real estate                  3,602         19.2        3,481      27.6
Consumer & other                        1,995          7.9        1,416       5.3
                                        -----         ----       ------      ----
Subtotal                               13,073         96.2       10,103      96.4

Nonperforming/classified:
Special mention                           587          1.4          200        .7
Substandard & nonperforming             7,272          2.3        5,663       2.7
Doubtful                                  871           .1          722        .1
Loss                                        -            -          992        .1
                                        -----         ----       ------      ----
Subtotal                                8,730          3.8        7,577       3.6
Off balance sheet risk                  1,553            -          946         -
Unallocated                             4,721            -        3,397         -
                                        -----         ----       ------      ----
Total                                 $28,077        100.0%     $22,023     100.0%
                                      =======       ======      =======     ======



NONPERFORMING ASSETS
--------------------

Nonperforming assets include: (i) loans which are 90 days or more past due and have been placed into non-accrual status; (ii) restructured loans that have not yet demonstrated a sufficient payment history to warrant return to performing status and therefore, are not accruing interest; (iii) accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection; and (iv) ORE (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure). All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in the opinion of management, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.


Loans classified as non-accrual totaled $36.6 million at December 31, 1998, compared with $30.4 million at December 31, 1997, an increase of $6.2 million. Nonperforming one-to-four family residential loans at year-end 1998 increased $7.0 million and commercial real estate and multifamily loans increased $482,000, while nonperforming commercial (business) loans declined $1.0 million. The increase in residential nonperforming loans was primarily the result of a $4.1 million increase in nonperforming loans originated by the mortgage banking unit which were transferred to portfolio due to underwriting weaknesses which caused the quality of the loans to fall below investor standards. The loans later became delinquent. At December 31, 1998 and 1997, the Company had nonperforming assets (including loans classified as non-accrual) of $42.8 million or 1.71% of total assets and $38.8 million or 2.31% of total assets, respectively. Accruing loans, which were 90 days past due amounted to $1.2 million at December 31, 1998 and $196,000 at December 31, 1997, and primarily consisted of loans in process of renewal. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Comparison of Balance Sheets at December 31, 1998 and 1997.")

The following table sets forth information regarding the components of nonperforming assets at the dates indicated (in thousands):



                                                      At December 31,
                                  --------------------------------------------------
                                     1998      1997        1996       1995      1994
                                  ---------------------------------------------------
Non-accrual loans:
Residential loans (1-4 family)    $24,149   $17,101     $12,495     $13,394   $12,134
Multi-family residential              183       194          55         129     1,160
Commercial real estate              9,614     9,121       8,140       4,119     3,907
Commercial (business)               1,027     2,031       1,604       1,059     1,179
Home equity and consumer              619       638         164         495       632
Other nonperforming  receivables    1,010     1,319           -           -         -
                                  -------   -------   ---------   ---------     -----
Total non-accrual loans            36,602    30,404      22,458      19,196    19,012
ORE acquired through foreclosure    4,951     8,191       9,477      13,465    18,436
Accruing loans 90 days
past due                            1,232       196         113       1,876       293
                                  -------   -------   ---------   ---------   -------
Nonperforming assets              $42,785   $38,791     $32,048     $34,537   $37,741
                                  =======   =======   =========   =========   =======

Nonperforming loans
to loans                             2.02%     2.52%       2.31%       2.38%     2.56%

Nonperforming assets
to total assets                      1.71%     2.31%       2.35%       2.78%     3.64%



OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE


All ORE assets are recorded at the lower of cost or estimated fair market value less selling costs based on appraisal information that is updated when a property is taken into ORE and, thereafter, when determined appropriate by management but no less than annually. As of December 31, 1998, in no case did the book value of any ORE property exceed 90% of the most recent appraisal.


The following table sets forth information regarding the Company's ORE balances, net of allowances, as of the dates indicated (in thousands):



                                                              At December 31,
                                                --------------------------------------------
                                                 1998     1997     1996       1995     1994
                                                ------   ------   ------   -------   -------
Vacant undeveloped residential land             $    6   $1,145   $1,334   $ 1,755   $ 2,444
Vacant developed residential lots                  785      254      260       265       434
Residential houses                               2,258    2,613    3,442     1,779     1,464
Vacant commercial undeveloped land                 640      855      821     1,357     6,419
Commercial land developed for sale                 890    2,835    3,450     4,823     6,771
Income-producing commercial buildings              310      427       12     2,801        80
Vacant commercial buildings                         62       62        -       685       824
                                                ------   ------   ------   -------   -------
Total ORE                                       $4,951   $8,191   $9,319   $13,465   $18,436
                                                ======   ======   ======   =======   =======
ORE to total assets                               0.20%    0.49%    0.69%     1.08%     1.78%
                                                ======   ======   ======   =======   =======



The ORE amount has been reduced from $18.4 million at the end of 1994, which includes assets acquired from Crossland, to $5.0 million at the end of 1998. The largest ORE property is a tract of land in Holiday, Florida, currently carried at $884,000. During 1998, the Company recorded $1.4 million of valuation allowances on this property. The Company will be required to write-off the remaining book value of this property, for regulatory purposes, if it has not been sold by March 31, 1999. A contract for the sale of this property has been approved by the Company and the purchaser for closing before March 31, 1999 at a sales price of $1.5 million.

TROUBLED DEBT RESTRUCTURINGS


In a troubled debt restructuring ("TDR") the creditor allows the debtor certain concessions that would not normally be allowed, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. At December 31, 1998 and 1997, the loan portfolio included TDR's amounting to $411,000 and $7.5 million, respectively. Restructured, nonperforming loans (all in non-accrual status), included in total TDR's for 1998 and 1997 were $0 and $4.9 million, respectively.


INVESTMENT ACTIVITIES


State law requires that the Bank maintain a specified minimum amount of liquid assets, based on the level of deposits, which are subject to certain restrictions. At December 31, 1998, the amount of liquid assets maintained exceeded the regulatory minimum.


EMPLOYEES


At December 31, 1998, there were 1,733 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement. Included in this total were 997 employees assigned to the Company's commercial banking operations and 736 employees assigned to its mortgage banking operation. As a result of the restructuring of the mortgage banking unit announced in December 1998, the Company expects to reduce the number of employees assigned to this area to approximately 150.


MARKET AREA


At December 31, 1998, the Company had 61 branches throughout Florida and one branch in Glynn County, Georgia. As a multi-branch institution, the Company's market area encompasses all of the counties in which it operates.


Most of the Company's branches are in Metropolitan Statistical Areas ("MSA"). A MSA is defined by the U.S. Census Bureau as a geographic area with a significant population nucleus, along with any adjacent communities that have a high degree of economic and social integration with the nucleus. Of the Company's branches, more than half are in the two MSA's which anchor the West Coast of Florida: (i) Tampa-St. Petersburg-Clearwater, which includes Hillsborough, Hernando, Pasco and Pinellas Counties; and (ii) Sarasota-Bradenton, comprised of Manatee and Sarasota Counties. As of April 1998, the latest date estimates were available, the Tampa-St. Petersburg MSA had a population of 2.28 million and the Sarasota-Bradenton MSA had a population of 563,000. Together, the two MSA's had a combined population of
2.8 million residents, which would rank approximately 12th in the United States. The economic base of the MSA's in which the Company has branches are supported by a large and growing segment of retirees, tourism, which contributes to the economic base throughout the year, and light industry.


Florida is a highly competitive state for financial services of all kinds. Competition for deposits also exists from money market funds and credit unions. Consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions.


The Company ranked 10th among banks and 15th among all depository institutions in the state of Florida in terms of deposits held as of June 30, 1998, the latest date for which data is available. As the table below indicates, market share ranges from 12.5% in Osceola County to one-half of 1% in Orange County.

                      Branch Deposits in Florida by County

                                 (in millions)


                   At December 31, 1998,
                 ------------------------
                                                       As of  June 30, 1998
                       Number of             ---------------------------------------
                 Branch Offices    Amount    The Company      Total      The Company
                 --------------  --------    -----------    ----------   -----------

       Brevard              5    $182,338    $167,828       $4,011,965      4.2 %
       Broward              4     204,749           -                -        -
       Columbia             1      25,515      22,852          392,232      5.8
       Dade                 2      60,117
       Hernando             1      19,806      16,108        1,669,828      1.0
       Manatee              7     209,613     206,065        2,886,949      7.1
       Marion               2      41,075
       Monroe               3      97,868      35,988        2,520,364      1.4
       Pasco                3      90,156      77,751        3,874,976      2.0
       Pinellas            21     854,904     773,129       13,293,565      5.8
       Osceola              5     134,330     134,637        1,077,156     12.5
       Orange               3      93,092      42,142        8,470,761       .5
       Sarasota             2      87,507      84,095        6,014,749      1.4
       Seminole             1      42,530      42,766        2,681,015      1.6
       Suwannee             1      28,239      27,719          271,667     10.2
                           --  ----------  ----------      -----------    -----
         Total - Florida   61  $2,171,839  $1,631,080      $47,165,227     3.5%
                           ==  ==========  ==========      ===========    =====
       Glynn County, GA     1      15,573
                           --  ----------
         Total             62  $2,187,412
                           ==  ==========



MARKET RISK


The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures which delegate to the Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve pricing strategies.


Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect. Trading securities include mortgage-backed securities resulting from the securitization of residential and High LTV Loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest only-strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under "Gain on sale of securities, net".

For a description of key assumptions used related to the Company's market risk, see the discussion on interest sensitivity analysis under the caption "Asset/Liability Management."


The table below represents principal amounts and related average interest rates, by year of maturity, for the Company's market sensitive instruments as of December 31, 1998 (in thousands).



Assets                        1999           2000        2001         2002        2003      Thereafter          Total
                             -----          -----       ------       ------       -----     ----------         -------
Interest bearing
  deposits in banks         $ 3,467       $    -       $    -       $    -            -       $     -            $3,467
Avg. interest rate             5.45%           -            -            -            -             -              5.45%
Federal funds sold           93,000            -            -            -            -             -            93,000
Avg. interest rate             5.24%           -            -            -            -             -              5.24%
U.S. treasuries and
 government agencies         21,679        6,928            -            -            -             -            28,607
 Avg. interest rate            5.37%        3.74%           -            -            -             -              4.97%
Revenue bond                      -            -        1,385            -            -         1,011             2,396
 Avg. interest rate               -            -         8.60%           -            -          6.23%             7.57%
Mortgage-backed
 Securities - fixed          23,806          534          390          246          102        45,362            70,440
 Avg. interest rate            5.85%           -            -            -            -          9.08%             7.82%
Mortgage-backed
 Securities - variable       28,340            -            -            -            -             -            28,340
 Avg. interest rate            6.35%           -            -            -            -             -              6.35%
FHLB stock                        -            -            -            -            -        11,152            11,152
 Avg. interest rate               -            -            -            -            -          7.25%             7.25%
Loans portfolio - fixed      44,920       24,943       65,314       22,854       29,239       652,682           839,953
 Avg. interest rate            8.95%        9.37%        8.73%        9.47%        8.41%         8.75              8.79%
Loans portfolio - variable  973,061       58,390       44,078       36,064       60,996        39,847         1,212,435
 Avg. interest rate            8.34%        8.08%        8.63%        9.09%        8.15%         7.60              8.33%
Mortgage servicing
 rights                       2,350        2,063        1,814        1,598        1,411        13,694            22,930
 Avg. interest rate               -            -            -            -            -             -                 -

Liabilities
Deposits                  1,487,106      413,026      218,165       19,928       46,669         2,518         2,187,412
 Avg. interest rate            4.34%        4.27%        3.79%        5.79%        5.81%         5.79%             4.32%
Securities sold under
 agreements to repurch  .   36,640            -             -            -            -             -            36,640
 Avg. interest rate           4.69%           -             -            -            -             -              4.69%
FHLB advances               25,000            -             -            -            -             -            25,000
 Avg. interest rate           5.15%           -             -            -            -             -              5.15%
Holding company senior
 debt                       25,000            -             -            -            -             -            25,000
Avg. interest rate            7.47%           -             -            -            -             -              7.47%
Holding company
 unsecured notes             7,000            -             -            -            -             -             7,000
Avg. interest rate            7.75%           -             -            -            -             -              7.75%

SUPERVISION AND REGULATION


The Company, the Bank and the Savings Bank are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting the Company, the Bank and the Savings Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company's business. Supervision, regulation, and examination of the Company, the Bank, and the Savings Bank by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders.


REGULATION OF THE COMPANY


The Company is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.


The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of the bank; (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (iii) it may merge or consolidate with any other bank holding company. Similar federal statues require bank holding companies and other companies to obtain the prior approval of the OTS before acquiring ownership or control of a savings association.


The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. Considerations of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA").


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


In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, operating a thrift subsidiary, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its non-bank subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of the holding company.


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


REGULATION OF THE BANK AND THE SAVINGS BANK


The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. In addition, the Bank is regulated and supervised by the FDIC, which serves as its primary federal regulator and the administrator of the fund that insures the Bank's deposits. Accordingly, the Department and the FDIC conduct regular examinations of the Bank, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of the Bank's operations. In addition to these regular examinations, the Bank must furnish to the FDIC quarterly reports containing detailed financial statements and schedules. The Savings Bank is a nationally chartered thrift and as such is subject to regulation, supervision and examination by the OTS as its chartering authority and primary regulator, and by the FDIC as the administrator of the Savings Bank's insurance fund. The OTS's examinations of the Savings Bank are similar to the current examinations of the Bank by the FDIC and the Department.


Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary regulators, the Department and the FDIC have authority to impose penalties, initiate civil and administrative actions, and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the Bank Insurance Fund and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law.


As a federally-chartered institution, the Savings Bank and its deposit-taking and lending activities are governed primarily by federal law, although certain aspects of Florida and Georgia law will be applicable to the Savings Bank and its branch banking facility in Brunswick. The OTS exercises supervision and enforcement authority over the Savings Bank similar to that exercised by the FDIC with respect to the Bank. The Savings Bank is a member of the Savings Association Insurance Fund (the "SAIF"), and deposits in the Savings Bank are insured by the FDIC.

The Bank and the Savings Bank are subject to the provisions of the CRA. Under the CRA, the Bank and the Savings Bank have a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low- and moderate-income individuals and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank's or the Savings Bank's discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC, and in the case of the Savings Bank, the OTS), in connection with their regular examinations, to assess a financial institution's record in meeting the credit needs of the community serviced by it, including low- and moderate-income neighborhoods. A federal banking agency's assessment of a financial institution's CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where Republic applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank and the Savings Bank. The Bank received a "Satisfactory" CRA rating in its most recent examination.


In April 1995, the federal banking agencies substantially revised their CRA regulations. Among other things, the amended CRA regulations, which became fully effective in 1997, substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system will focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects; and (iii) a service test, to evaluate the institution's delivery of services through its branches and other offices. The amended CRA regulations also clarify how an institution's CRA performance will be considered in the application process. The Company does not anticipate that the revised CRA regulations will have any material impact on the Bank's or the Savings Bank's operations or that they will have any impact on either institution's CRA rating.


DEPOSIT INSURANCE


The Bank and the Savings Bank are subject to FDIC deposit insurance assessments. In 1994, the Bank became subject to a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., "well capitalized" and "healthy") are less than assessment rates on deposits for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern").


The Bank, as a state-chartered commercial bank, is a member of the Bank Insurance Fund ("BIF"). However as part of the Crossland Purchase and Assumption, the Bank acquired $327.7 million in deposits insured by the SAIF and thereby became a so-called "Oakar Bank". Based on the Crossland Purchase and Assumption and the Firstate acquisition, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of December 31, 1998, the most recent measurement date for assessment purposes, approximately 67% of the Bank's deposits were treated as SAIF-insured deposits, with the remaining 33% of deposits being assessed at the BIF rate. The Savings Bank is a member of the SAIF. However, since all of its initial deposits were deposits assumed by the Savings Bank from Barnett, a BIF-member bank, all of the Savings Bank's deposits will be assessed at the BIF assessment rate.


Prior to enactment of the Deposit Insurance Funds Act of 1996 ( the "Funds Act"), only assessments were available to pay interest on the so-called "FICO Bonds", which were issued by the Financing Corporation (the "FICO") in the late 1980's to fund the resolution of troubled thrifts. The Funds Act shifted a portion of the FICO funding obligations to the BIF- member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. Legislation has recently been proposed that would extend the current five-to-one ratio through 2002. In the event that such legislation is not adopted, it is currently anticipated that the FDIC will equalize the FICO assessment rates for members of both insurance funds. In 1998, the Bank's total FICO payment obligation was $1.2 million, $918,000 of which was attributable to the Bank's SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.


Currently, the FICO assessment rate for BIF assessable deposits is 0.013 percent (or 1.3 basis points) and the FICO assessment rate for SAIF assessable deposits is 0.0648 percent or (6.48 basis points). The Savings Bank did not pay a FICO assessment in 1998.


CAPITAL REQUIREMENTS


The Company, the Bank, and the Savings Bank are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank) and the OTS (for the Savings Bank). The minimum capital requirements applicable to the Company, the Bank, and the savings Bank are essentially the same. The only significant differences among these requirements are that: (i) the Savings Bank must also have and maintain a tangible capital-to-adjusted total assets ratio of at least 1.5%; and (ii) the Savings Bank may have and maintain a leverage ratio of as low as 3.0% of adjusted total assets if it has a composite CAMELS rating of "1". As of December 31, 1998, the Company qualified as being "adequately capitalized" and the Bank and the Savings Bank were "well capitalized" for purposes of the agency's prompt corrective action guidelines.


For additional information regarding capital requirements applicable to the Bank and the Savings Bank and their compliance with such requirements, see "Note 16 of the Company's Consolidated Financial Statement."


PAYMENT OF DIVIDENDS


As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank's net profits for that year and its retained net profits for the preceding two years. For the years ended December 31, 1996, 1997 and 1998, the aggregate net income of the Bank was $3.4 million while dividends paid to the Company by the Bank for the same period totaled $4.5 million. The aggregate retained net income for 1997 and 1998 was a $4.6 million deficit. Therefore, the Bank will be required to obtain approval for dividend payments in 1999 until retained net income for 1999 exceeds the $4.6 million deficit.


As a federally chartered thrift institution, the Savings Bank is subject to the OTS's regulations applicable to the payment of dividends and other capital distributions by savings associations. Under these regulations, a thrift that is well-capitalized (i.e., has risk-based capital of 10% or more, Tier 1 Capital of 5% or more and Tier 1 risk-based capital of 6% or more), both before and after the proposed distribution, and that has not been designated by the OTS as being "in need of more than normal supervision" may distribute in a calendar year the greater of: (i) 100% of net income for the current calendar year plus 50% of its "capital surplus"; or (ii) 75% of its net income over the most recent four quarters. The percentages of income that may be distributed are lower for thrifts that are "adequately capitalized". It is the Company's current intention to maintain the Savings Bank at a "well-capitalized" level such that it will be able to upstream as much of its net income as is not required for the thrift's current operations and future growth.


Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulation may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become "undercapitalized" or if it already is "undercapitalized".


FEDERAL RESERVE SYSTEM


The Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The new Federal Reserve Board regulations, effective April 1, 1997, generally require that reserves be maintained against aggregate transaction accounts as follows: (i) for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve) the reserve requirement is 3.0%; and (ii) for accounts greater than $46.5 million, the reserve requirement is $1.4 million plus 10.0% (subject to adjustment by the Federal Reserve between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank's interest earning assets. FHLB System members also are authorized to borrow from the Federal Reserve "discount window," but Federal Reserve regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.


FEDERAL HOME LOAN BANK SYSTEM


The Bank and the Savings Bank are members of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board (the "FHFB"). The Federal Home Loan Banks provide a central credit facility for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of one percent of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or five percent of its borrowings from the FHLB (including advances and letters of credit issued by the FHLB on the Bank's behalf ).


The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the Board of Directors of the FHLB. Currently outstanding advances from the FHLB are required to be secured by a member's shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 1998, the Bank had $25.0 million of outstanding advances from the FHLB.


LIQUIDITY


Under Florida banking regulations, the Bank is required to maintain a daily liquidity position equal to at least 15% of its total transaction accounts and eight percent of its total non-transaction accounts, less those deposits of public funds for which security has been pledged as provided by law. The Bank may satisfy its liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, federal funds sold, interest bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the State. The FDIC also reviews the Bank's liquidity position as part of its examination and imposes similar requirements on the Bank. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 1998, the Bank's net liquid assets exceeded the minimum amount required under the applicable Florida regulations.


MONETARY POLICY AND ECONOMIC CONTROLS


The banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment and short and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.


EFFECTS OF INFLATION


As a financial institution, the majorities of the Company's assets are monetary in nature and, therefore, differ greatly from those of more industrial or commercial companies that have significant investments in fixed assets. The effects of inflation on the financial condition and results of operations, therefore, are less significant than the effects of changes in interest rates. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of general inflation.


YEAR 2000 ISSUES


In the next year, many companies, including financial institutions such as the Company, will face potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date. If a company's critical internal systems do not correctly recognize and process data information beyond the year 1999, there could be a material adverse impact on business and operations.


In 1997, the Company began the process of identifying the many software applications and hardware devices affected by Year 2000 issues. The Company formed a Year 2000 Committee, consisting of the Bank's senior management and essential data processing employees to address the year 2000 compliance project. The Board of Directors is updated on the Company's progress towards compliance on a monthly basis. In addition, as the Bank's primary federal regulator, the FDIC conducts periodic examinations of the Bank's Year 2000 readiness.


Additional staffing for year 2000 compliance, including a full-time project coordinator and other technically proficient employees, have been hired to monitor the daily activities of the project for the Bank. Non-compliant vendors have been and continue to be contacted for project progress reports. The Bank is independently verifying significant vendors' Year 2000 readiness. Communications with vendors, that have advised the Bank that they are already Year 2000 compliant, to develop and implement testing plans is also ongoing.


The FDIC has set a target date of March 31, 1999 for financial institutions to substantially complete testing of their main client loan and deposit application systems. The Bank's systems are processed by ALLTEL Information Services, Inc. ("ALLTEL"). As ALLTEL tests and certifies applications as year 2000 compliant, the test results are being forwarded to Bank personnel for verification. All main client applications are expected to be compliant, installed, and tested by the Bank and ALLTEL by March 31, 1999. The Bank's vendors will be able to perform tests with ALLTEL during this time also. The critical internal systems of BSB and Lochaven have been converted to the ALLTEL loan and deposit application systems, and the day-to-day activities of BSB and Lochaven have been fully integrated into those of the Bank. The Bank will continue its efforts toward Year 2000 compliance with a goal of June 30, 1999 for completion of all testing and Year 2000 readiness.


The Company estimates that the costs associated with replacing non-compliant hardware and software will be approximately $1.4 million, the majority of which will be incurred in the normal course of upgrading the Company's computer systems. As of December 31, 1998, the Company's Year 2000 compliance expenditures had totaled $345,000, with the balance of the $1.4 million to be expended during 1999.


In the event that the Bank and ALLTEL's efforts are unsuccessful and/or that one or more of the Company's critical internal systems should not properly recognize January 1, 2000 and subsequent dates, the following could occur, any of which could have a material adverse impact on the operations of the Bank and the Company.


  (a) Client service could deteriorate to the point that a substantial number of the Bank's and Savings Bank's clients move their account relationships to another financial institution;

  (b) The Company, the Bank and the Savings Bank may be unable to provide the public and the applicable regulatory authorities with timely and accurate financial information; or

  (c) The Company, the Bank and the Savings Bank may be unable to fulfill, on a timely basis, their various contractual obligations.


The Bank and the Savings Bank have formulated a contingency plan for the remote possibility that ALLTEL will not be year 2000 compliant. The plan addresses among other things, the ability of the Bank and the Savings Bank to switch to and utilize back-up sites for the loan and deposit application systems in a timely fashion and the various strategies and resources available to rapidly restore critical internal systems.


CHANGES IN ACCOUNTING STANDARDS


The Financial Accounting Standards Board ("FASB") recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.


Disclosures About Pensions and Other Postretirement Benefits


In February 1998, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosure about Pensions and Other Retirement Benefits"; SFAS No. 132 revises the disclosure requirements for employees' pensions and other postretirement benefit plans. SFAS No. 132 was effective for fiscal years beginning after December 15, 1997, earlier application was encouraged. Management implemented SFAS No. 132 in the year ended December 31, 1997.


Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 will not have a material impact on the accompanying consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management is currently assessing the financial implications of SFAS No. 133 and has not yet determined if the adoption will have a material effect upon the results of operations.

Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 amends SFAS Nos. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 134 establishes standards for the classification of securities and other beneficial interests in accordance with SFAS No. 115. SFAS No. 134 allows an enterprise engaged in mortgage banking activities to classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans as trading, available for sale or held to maturity, depending upon an entity's intent and ability to hold those securities, except for those with sales commitments in place which must be classified as trading. Previously, such securities and beneficial interests retained after securitization of mortgage loans held for sale by an entity engaged in mortgage banking activities were required to be classified as trading. SFAS No. 134 is effective for periods beginning after December 15, 1998 with early application permitted. Management is currently assessing the financial implications of SFAS No. 134 but does not believe the adoption will have a material financial effect on results of operations.

ITEM 2.  PROPERTIES


At December 31, 1998, the Company had 62 branch offices, of which 28 were leased and 34 were owned. In addition, there were 11 loan production offices, six operations centers and two facilities used for warehouse purposes, all of which were leased. Substantially all furniture, fixtures and equipment items are owned. The following table shows the name, location and lease expiration date (if applicable) for each facility as of December 31, 1998:


 Location                                  Ownership/Lease Expiration Date

 Florida:

 Brevard County:


 Causeway Office                           Facility Owned
 450 East Eau Gallie Boulevard
 Indian Harbour Beach, Florida 32937

 Imperial Plaza Office                     September 30, 1999
 6769 N. Wickham Road, Suite 100
 Melbourne, Florida 32940-2019

 Melbourne Office                          Facility Owned
 1300 Babcock Street
 Melbourne, Florida 32901

 Melbourne Beach Office                    May 1, 2009
 401 Ocean Avenue
 Melbourne Beach, Florida 32951

 Palm Bay Office                           May 31, 2004
 6000 Babcock Street, SE
 Palm Bay, Florida 32909

 Broward County:

 Deerfield Office                          April 30, 2003
 1327 South Military Trail
 Deerfield Beach, Florida 33442

 Location                                  Ownership/Lease Expiration Date


 Hollywood Mall Office                     May 31, 2005
 470 Hollywood Mall
 Hollywood, Florida 33021

 Pembroke Commons Office                   February 26, 2001
 502 University Drive
 Pembroke Pines, Florida 33024

 Weston Office                             September 30, 2008
 1290 Weston Road
 Weston, Florida 33326

 Lake City Office                          Facility Owned
 100 North First Street
 Lake City, Florida 32055

 Dade County:


 Coral Gables Office                       November 5, 2008
 2222 Ponce DeLeon Boulevard
 Coral Gables, Florida 33134

 South Miami Office                        March 31, 2002
 8211 South Dixie Highway
 Miami, Florida 33143

 Hernando County:


 Spring Hill Office                        January 31, 2006
 5331 Spring Hill Drive
 Spring Hill, Florida 34606

 Manatee County:


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

 Bayshore Office                           Facility owned
 6204 14th Street West
 Bradenton, Florida 34207

 Westside Office                           Facility owned
 5905 Manatee Avenue West
 Bradenton, Florida 34209

 Ironwood Office                           Facility owned
 4302 Cortez Road West
 Bradenton, Florida 34210

 Mt. Vernon Office                         Facility owned
 9819 Cortez Road West
 Bradenton, Florida 34210

 Location                                  Ownership/Lease Expiration Date


 53rd Avenue Office                        Facility owned
 415 53rd Avenue, West
 Bradenton, Florida 34207

 Ellenton Office                           Facility owned
 3510 U.S. Highway 301
 Ellenton, Florida 34222

 Orange County:

 Downtown Orlando Office                   February 28, 2002
 255 South Orange Avenue
 Orlando, Florida 32801

 Winter Garden Office                      Facility Owned
 232 South Dillard Street
 Winter Garden, Florida 34787

 North Orange Office                       November 30, 2003
 2415 North Orange Avenue
 Orlando, Florida 32804

 Osceola County:


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

 Broadway Office                           Facility Owned
 200 East Broadway
 Kissimmee, Florida 34741

 Mill Creek Office                         Facility Owned
 1300 East Vine Street
 Kissimmee, Florida 34744

 Ninth Street Office                       December 31, 1999
 1220 Ninth Street
 St. Cloud, Florida 34769

 Oak Park Office                           Facility Owned
 4291 13th Street
 St. Cloud, Florida 34769

 Pasco County:


 Holiday Office                            May 23, 1999
 4649 Sunray Drive
 Holiday, Florida 34691

 Holiday Drive-up                          Facility owned
 4649-A Sunray Drive
 Holiday, Florida 34691

 Location                                  Ownership/Lease Expiration Date


 New Port Richey Office                    Facility owned
 6500 Massachusetts Avenue
 New Port Richey, Florida 34653

 Gulfview Square Mall Office               April 30, 2005
 9501 U.S. 19 North
 Port Richey, Florida 34668

 Pinellas County:


 Corporate Headquarters and Branch         December 13, 2004
 111 Second Avenue N.E.
 St. Petersburg, Florida 33701

 Main Office Drive-up                      April 30, 2009
 201 Second Avenue South
 St. Petersburg, Florida 33701

 Countryside Office                        April 30, 2005
 28050 U.S. 19 North
 Clearwater, Florida 33761

 Northwood Office                          February 28, 2006
 3024 Enterprise Road
 Clearwater, Florida 33759

 Missouri Office                           December 31, 2000
 1235 South Missouri Avenue
 Clearwater, Florida 33756

 Highland Avenue Office                    Facility Owned
 1831 Highland Avenue North
 Clearwater, Florida 33755

 ICOT Office                               December 31, 2003
 5801 Ulmerton Road
 Clearwater, Florida 33760

 Seminole Office                           September 30, 2007 (Ground lease)
 8000 113th Street North                   Facility Owned
 Seminole, Florida 33772-4801

 Palm Harbor Office                        October 31, 2002
 33920 U.S. 19 North
 Palm Harbor, Florida 34684

 Location                                  Ownership/Lease Expiration Date


 Largo Mall Office                         February 28, 2004
 10500 Ulmerton Road E, #816
 Largo, Florida 33771

 Pinellas Park Office                      Facility owned
 7600 66th Street North
 Pinellas Park, Florida 33781

 St. Petersburg Office                     Facility owned
 100 34th Street North
 St. Petersburg, Florida 33713

 Oldsmar Office                            March 31, 2001
 3711 Tampa Road, Suite 101
 Oldsmar, Florida 34677

 Dunedin Office                            Facility owned
 1478 Main Street
 Dunedin, Florida 34698

 Belleair Bluffs Office                    Facility owned
 401 North Indian Rocks Road
 Belleair Bluffs, Florida 33770

 Caladesi Office                           Facility owned
 2678 Bayshore Boulevard
 Dunedin, Florida 34698

 Walsingham Office                         Facility owned
 14141 Walsingham Road
 Largo, Florida 33774

 Pinellas Point Office                     October 14, 2006 (Ground lease)
 3000 54th Avenue South                    Facility owned
 St. Petersburg, Florida 33712

 Tyrone Office                             December 31, 2004
 6900 22nd Avenue North
 St. Petersburg, Florida 33710

 Northeast Office                          December 31, 1999 (Facility)
 250 37th Avenue North                     December 31, 2017 (Ground lease)
 St. Petersburg, Florida

 East Lake Woodlands                       March 31, 2007
 3412 East Lake Road
 Palm Harbor, Florida 34685

 Location                                  Ownership/Lease Expiration Date


 Clearwater Loan Operations Center         Facility Owned
 28051 U.S. 19 North, Suite G
 Clearwater, Florida 34621

 Clearwater Loan Operations Center         Facility Owned
 28059 U.S. Highway 19 North
 Suites A & E
 Clearwater, Florida 34621

 Bay Plaza                                 July 31, 1999
 25 Second Street North
 St. Petersburg, Florida 33702

 Tyrone Gardens                            October 31, 1999
 1028 58th Street North
 St. Petersburg, Florida 33710

 Polk County:


 Lakeland Loan Production Office           October  1, 1999
 1506 South Florida Avenue
 Lakeland, Florida 33803

 Sarasota County:


 Sarasota Office & Loan Production Office  Facility owned
 1100 South Tamiami Trail
 Sarasota, Florida 34236

 Venice Office                             Facility owned
 400 Venice By-pass North
 Venice, Florida 34292

 Seminole County:


 Lake Howell Office                        Facility owned
 1980 Howell Branch Road
 Winter Park, Florida 32792

 Suwannee County:


 Live Oak Office                           Facility owned
 535 Ohio Avenue South
 Live Oak, Florida 32060

 Location                                  Ownership/Lease Expiration Date


 Lee County:


 Bonita Springs                            June 30, 2000
 Loan Production Office
 24830 Burnt Pine Drive, Suite 2
 Bonita Springs, Florida 34134

 Ft. Myers Loan Production Office          October 31, 2001
 12681 New Brittany Boulevard
 Ft. Myers, Florida 33907

 Cape Coral Loan Production Office         April 30, 1999
 3501 Del Prado Blvd., Suite 302
 Cape Coral, Florida 33904

 Marion County:

 Forest Office                             Facility owned
 15825 East Highway 40
 Silver Springs, Florida 34488

 Silver Springs Office                     Facility owned
 5431-A Silver Springs Boulevard
 Silver Springs, Florida 34488

 Monroe County:


 Key West Office                           Facility owned
 1010 Kennedy Drive
 Key West, Florida 33040

 Marathon Office                           Facility owned
 6090 Overseas Highway
 Marathon, Florida 33050

 Plantation Key Office                     Facility owned
 90184 Overseas Highway
 Tavernier, Florida 33070

 Hillsborough County:


 Tampa Loan Production Office              December 1, 1999
 1411 North Westshore Boulevard
 Suite 300
 Tampa, Florida 33607

 Palm Beach County:


 West Palm Beach Loan Production Office    August 31, 1999
 1645 Palm Beach Lakes Blvd., Suite 480
 West Palm Beach, Florida 33401

 Location                                  Ownership/Lease Expiration Date


 Other Florida Facilities:


 Warehouse                                 February 15, 2000
 2718 24th Street North
 St. Petersburg, Florida 33713

 Warehouse - Midstate                      Month-to-Month lease
 3215 13th Street, Units 13 & 19
 St. Cloud, Florida 34769

 Republic Bank Center                      Facility Owned
 and Savings Bank Branch
 1432 66th Street North
 St. Petersburg, Florida 33710

 Republic Bank Center Annex                October 31, 2012
 1500 66th Street North
 St. Petersburg, Florida 33710

 REPUBLIC SAVINGS, FSB
 Georgia:
 Glynn County:


 Brunswick Office                          October 31, 2001
 3420 Cypress Mill Road
 Brunswick, Georgia 31520

 FACILITIES CLOSED

 Boston, Massachusetts:


 Boston Loan Production Office             July 31, 2000
 137 Newbury Street
 Boston, Massachusetts 02116

 Boston Loan Production Office             September 30, 2002
 Commercial Loans
 123 Moody Street
 Waltham, Massachusetts 02109

 Virginia Beach, Virginia:


 Satellite Loan Production Office          Month-to-Month lease
 1206 Laskin Road
 Birdneck Executive Centre, Suite 201E
 Virginia Beach, Virginia 23451

 Boca Raton Loan Production Office         Month-to-Month lease
 5355 Town Center Road, Suite 301
 Boca Raton, Florida 33846

 Irvine, California:


 Loan Production Office                    March 31, 2003
 18012 Sky Park Circle
 Irvine, California 92614

ITEM 3. LEGAL PROCEEDINGS


In December 1998, the Company received notice of a potential claim by certain unnamed former directors and shareholders of BSB which alleges that the Company failed to disclose information relating to the loss incurred by the Company in the fourth quarter of 1998. No action has been initiated to date.


Also in December 1998, the Company received a claim from a former vendor that provided printing and direct mailing services for the Company's mortgage banking operation which alleges that the vendor is owed damages of approximately $13 million for breach of contract. The claim is based on a term contract executed by the former manager of the High LTV Loan origination unit who was not an officer of the Company or the Bank at the time the contract was executed. The Company has filed a lawsuit against the vendor and the former manager alleging civil conspiracy and fraud in connection with the execution of the contract. The vendor has, at this same time, filed an arbitration proceeding against the Company relating to the same issues. This matter is in the discovery phase.


The Company is also subject to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Information required by this item is incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting.


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



                                            High      Low       Closing
                                            --------  --------  -------
          Quarter ended March 31, 1997      16        14        15 1/2
          Quarter ended June 30, 1997       18 1/2    17 1/4    17 1/4
          Quarter ended September 30, 1997  27 5/8    16 7/8    26 3/8
          Quarter ended December 31, 1997   27 7/8    23 3/4    26 1/2
          Quarter ended March 31, 1998      31 3/4    25        29 1/4
          Quarter ended June 30, 1998       34 3/4    25 13/16  27 1/8
          Quarter ended September 30, 1998  27 1/16   17 3/4    22 1/8
          Quarter ended December 31, 1998   21 29/32  13 1/8    13 1/8



These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.


STOCKHOLDERS AND DIVIDENDS


As of December 31, 1998, the Company had approximately 5,348 beneficial owners of common stock. As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the

Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank's net profits for that year and its retained net profits for the preceding two years.


As a federally chartered thrift institution, the Savings Bank is subject to the OTS's regulations applicable to the payment of dividends and other capital distributions by savings associations. Under these regulations, a thrift that is "well-capitalized" (i.e., has risk-based capital of 10% or more, Tier 1 Capital of 5% or more and Tier 1 risk-based capital of 6% or more), both before and after the proposed distribution, and that has not been designated by the OTS as being "in need of more than normal supervision" may distribute in a calendar year the greater of: (i) 100% of net income for the current calendar year plus 50% of its "capital surplus"; or (ii) 75% of its net income over the most recent four quarters. The percentages of income that may be distributed are lower for thrifts that are "adequately capitalized". It is the Company's intention to maintain the Savings Bank as a "well-capitalized" thrift such, the Savings Bank will be able to upstream to the Company as much of its net income as is not required for the thrift's current operations and future growth.


Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized. (See Item 1. "Business -- Supervision and Regulation -- Payment of Dividends.")


To date, the Company has paid no dividends on its common stock and has no present plans to do so. The only dividends that the Company declared in 1998 were quarterly dividends totalling $3.52 per share on its 75,000 shares of noncumulative convertible perpetual preferred stock. (See Note 14, "Stockholders' Equity").

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1994 through 1998, were derived from the audited consolidated financial statements.


The BSB and Lochaven mergers, completed on November 5, 1998, were accounted for as poolings of interest. This accounting treatment required that all prior period financial information be restated as if the mergers had been completed in the four preceding years. The following information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information presented elsewhere.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     (IN THOUSANDS, EXCEPT SHARE DATA, FINANCIAL RATIOS AND OTHER DATA)


                                                                           Years Ended December 31,
                                                     -------------------------------------------------------------------
OPERATING DATA:                                         1998          1997             1996         1995         1994
                                                     ----------    ----------       ----------   ----------   ----------
Interest income                                      $  172,793    $  117,834       $   99,058   $   88,848   $   66,570
Interest expense                                         89,609        60,742           51,245       47,232       31,364
                                                     ----------    ----------       ----------   ----------   ----------
Net interest income                                      83,184        57,092           47,813       41,616       35,206
Loan loss provision                                      14,261         3,247            2,758        2,424          404
                                                     ----------    ----------       ----------   ----------   ----------
Net interest income after loan loss provision            68,923        53,845           45,055       39,192       34,802
Noninterest income                                       56,157        29,451           10,531        8,964        9,536
Gain on sale of ORE held for investment                       -             -            1,207            -            -
General and administrative ("G&A") expenses             129,017        65,420           44,788       39,287       35,736
Merger/acquisition expenses                               3,233         1,144                -            -            -
Restructuring costs                                       6,673             -                -            -            -
SAIF special assessment                                       -             -            4,818            -            -
Provision for losses on ORE                               1,603           530              111          240            -
Other noninterest (income) expense                          (40)          396             (490)         661        4,267
Amort. of goodwill & premium on deposits                  1,930           479              491          450        1,269
                                                     ----------    ----------       ----------   ----------   ----------
Net income (loss) before income taxes, negative
 goodwill accretion & minority interest                 (17,336)       15,327            7,075        7,518        3,066
Accretion of negative goodwill                                -             -                -        1,578        2,705
                                                     ----------    ----------       ----------   ----------   ----------
Net income (loss) before income taxes &
minority interest                                       (17,336)       15,327            7,075        9,096        5,771
Income tax  benefit (expense)                             6,602        (6,165)          (2,772)      (2,231)         232
Minority interest in income from subsidiary trust        (1,687)         (701)               -            -            -
Minority interest in FFO                                      -         ( 674)            (505)        (503)        (131)
                                                     ----------    ----------       ----------   ----------   ----------
Net income (loss)                                      $(12,421)   $    7,787       $    3,798   $    6,362   $    5,872
                                                     ==========    ==========       ==========   ==========   ==========
Earnings (loss) per share - basic                        $(1.34)   $     1.16       $      .59   $     1.05   $     1.08
                                                     ==========    ==========       ==========   ==========   ==========
Weighted average shares outstanding - basic           9,286,813     6,693,970        6,423,130    6,057,206    5,434,167
                                                     ==========    ==========       ==========   ==========   ==========
Earnings (loss) per share - diluted                      $(1.34)   $     1.01       $      .53   $      .93   $      .95
                                                     ==========    ==========       ==========   ==========   ==========
Weighted average shares outstanding - diluted         9,286,813     7,920,926        7,204,217    6,820,377    6,168,132
                                                     ==========    ==========       ==========   ==========   ==========
BALANCE  SHEET DATA:
Total assets                                         $2,505,117    $1,678,831       $1,365,845   $1,241,967   $1,036,496
Investment & mortgage backed securities                 129,783       115,769          170,392      164,387      110,076
Loans held for sale                                     184,176       187,226           98,349       84,311       61,214
Loans held in portfolio                               1,896,289     1,215,900          976,222      885,841      753,362
Allowance for loan losses                                28,077        22,023           19,774      (21,097)      16,322
Goodwill & premium on deposits                           36,916         4,855              527        1,017          820
Deposits                                              2,187,412     1,471,679        1,237,211    1,110,293      914,829
Stockholders' equity                                    163,597       102,530           75,961       72,697       56,955
Book value per share (dollars)                            14.77         12.28            10.59        10.13         8.90

SELECTED FINANCIAL RATIOS:
Return on average assets                                   (.58)%         .53%             .29%         .54%         .60%
Return on average equity                                  (7.91)         9.46             5.11         9.95        12.25
Equity to assets                                           6.53          6.11             5.56         6.85         5.49
Equity & minority interest in preferred
subsidiary to assets                                       7.68          7.82             5.56         5.85         5.49
Net interest spread                                        3.71          3.64             3.57         3.64         3.80
Net interest margin                                        4.12          4.08             3.93         3.96         4.05
G & A expense to average assets - Commercial
  banking segment only                                     2.76          3.23             3.33         3.35         3.67
G & A efficiency ratio - Commercial
  banking segment only                                    70.12         72.35            75.28        77.67        79.87
Loan/deposit ratio - Excludes loans held for sale         86.69         82.62            78.71        79.78        82.35
Nonperforming loans to loans                               2.02          2.52             2.31         2.38         2.56
Nonperforming assets to total assets                       1.71          2.31             2.35         2.78         3.64
Loan loss allowance to loans                               1.48          1.81             2.03         2.26         2.17
Loan loss allowance to nonperforming loans:
   Originated portfolio                                   74.71         82.81            66.79        89.17       137.65
   March 1995 purchase                                   108.06        373.91           488.78       647.83          N/A
   Crossland portfolio                                    43.50        421.88           126.12        41.77        23.73
   July 1997 purchase                                     35.70         31.74              N/A          N/A          N/A
   Other purchased portfolios                            113.69         18.41            89.80        41.84        82.99
   Total portfolio loans                                  74.21         71.97            87.61       100.12        84.55

OTHER DATA (AT PERIOD-END):
   Number of branches                                        62            48               46           46           34
   Number of full time equivalent employees               1,733         1,165              930          706          743

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The BSB and Lochaven Mergers, completed on November 5, 1998, were accounted for as poolings of interests, which required that all prior period financial information be restated as if the BSB and Lochaven Mergers had been completed in those previous years. All financial data and Management's Discussion and Analysis has been revised to incorporate those restatements. The following discussion and analysis of the Company's balance sheets and statements of operations should be read in conjunction with Item 6. "Selected Consolidated Financial Data", the Consolidated Financial Statements and the related notes included elsewhere therein.


YEARS ENDED DECEMBER 31, 1998 AND 1997


COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1998 AND 1997


OVERVIEW

Total assets of the Company were $2.5 billion at December 31, 1998, and $1.7 billion at December 31, 1997, an increase of $826.3 million or 49.2%. The source of the Company's net growth in 1998 was the result of: (i) $330.0 million of internal growth; (ii) $423.5 million in deposits acquired from NationsBank and Dime Savings; and (iii) the completion of a stock offering of
2.6 million shares in May 1998 with net proceeds of $72.9 million.


INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $129.8 million at December 31, 1998, compared to $115.8 million at December 31, 1997, an increase of $14.0 million or 12.1%. At December 31, 1998, all purchased investment and mortgage-backed securities were carried in the "available for sale" category and all mortgage-backed securities resulting from securitization of the Company's loans were carried in the "trading" category. The Company has also included in the trading asset category: (i) the excess spread on mortgage servicing rights, which amounted to $4.4 million at year-end 1998; (ii) a $10.9 million subordinate tranche of securities purchased from the Company's securitization of High LTV Loans in June 1998; and (iii) $25.4 million in residual interests in cash flows from that securitization and from a $60.0 million securitization completed in December 1997. The Company has recorded these assets at values that it believes are a reasonable approximation of their fair market value. However, the market for High LTV Loan residuals and subordinate securities is extremely limited, and there is no assurance that the Company could realize these values if such assets were sold.


LOANS AND LOANS HELD FOR SALE

Total loans held for portfolio were $1.9 billion at December 31, 1998, and $1.2 billion at December 31, 1997, an increase of $680.4 million, or 56.0%. One-to-four family first lien residential loans increased $286.9 million from $686.7 million at December 31, 1997 to $973.5 million at year-end 1998. Of this increase, $127.3 million resulted from retention in portfolio of nonconforming first lien residential loans that were originated in 1998 or held for sale at the end of 1998. Other changes in real estate-secured loans included: (i) retention in portfolio of $116.8 million of High LTV Loans; (ii) an increase of $187.1 million of commercial real estate, multifamily and construction loans; and (iii) a $28.3 million increase in home equity loans with loan-to-value ratios of less than 100%.


Loans held for sale at December 31, 1998 amounted to $184.2 million, the majority of which was comprised of first lien residential loans of agency quality. Loans held for sale at the end of 1997 amounted to $187.2 million.


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses amounted to $28.1 million at December 31, 1998,
compared with $22.0 million at December 31, 1997.   At December 31, 1998, the
allowance for loan losses included $24.8 million allocated to loans originated by the Company, $1.2 million allocated to the March 1995 Purchase, $539,000 allocated to loans purchased from Crossland, $543,000 allocated to the July 1997 Purchase, and $1.0 million allocated to other loan purchases. Activity to the allowance in 1998 included $14.3 million of provisions for loan losses including a $4.3 million provision due to growth in the loan portfolio and replacement of credit losses and $10.0 million to provide allowances on $285.7 million loans transferred from held for sale to the portfolio category at year-end 1998. Other activity included $3.9 million of loan charge-offs (net of recoveries) and $4.3 million reallocated from the allowance to loan discount.


NONPERFORMING ASSETS

Nonperforming assets amounted to $42.8 million or 1.71% of total assets at December 31, 1998, compared with $38.8 million or 2.31% of total assets at December 31, 1997. Nonperforming loans totaled $37.8 million at December 31, 1998, an increase of $7.2 million from December 31, 1997. Nonperforming residential mortgage loans increased by $7.4 million primarily as a result of loans originated by the Company's mortgage banking operations which were taken into portfolio due to underwriting weaknesses which caused the quality of the loans to fall below investor standards. The loans later became delinquent. Such loans increased $4.1 million from $2.3 million at December 31, 1997, to $6.5 million at year-end 1998. Nonperforming loans acquired through merger activity increased $2.0 million while nonperforming loans originated by the Company increased by $1.4 million. ORE decreased $3.2 million from $8.2 million at December 31, 1997, to $5.0 million at December 31, 1998. This decline included ORE writedowns in 1998 of $1.6 million.


DEPOSITS

Total deposits were $2.2 billion at December 31, 1998, compared to $1.5 billion at December 31, 1997, an increase of $715.7 million or 47.7% Internal growth accounted for $292.2 million of the increase while deposits acquired in the NationsBank and Dime Branch acquisitions contributed $423.5 million.


SENIOR DEBT

On September 24, 1998, the Company entered into a loan agreement ("Loan Agreement") with SunTrust Bank, Central Florida, N.A. ("SunTrust"), pursuant to which SunTrust extended a non-revolving line of credit for up to $25.0 million to the Company. Interest on the loan made pursuant to the Senior Debt (the "Senior Debt") is payable monthly, and the maturity date for the loan is September 25, 1999. On September 25, 1998, the Company received the full $25.0 million balance under the line of credit. The Company contributed the proceeds of the Senior Debt to the Bank in order to augment the regulatory capital of the Bank.


Following the Company's disclosure that it expected to incur an operating loss in the fourth quarter of 1998, the terms of the loan agreement were amended on December 29, 1998 to require, among other things, that: (i) an interest rate of LIBOR plus 1.50%, effective January 1, 1999 be paid; (ii) the Bank maintain a supervisory rating of no less than '3' on the regulatory composite scale of '1' to '5' ('1' being the highest rating, '5' being the lowest) and that the Bank not become subject to a cease and desist order; and (iii) upon written request from SunTrust at any time after March 31, 1999, for any reason whatsoever, Mr. William R. Hough purchase the loan from SunTrust.


On March 19, 1999, the loan agreement was further amended to extend the date for SunTrust's option to request purchase of the loan from March 31, 1999 to September 24, 1999, the maturity date of the loan. The Company agreed to establish an interest reserve account with SunTrust and to deposit in the account sufficient funds to pay interest on the note through the maturity date. SunTrust retained its right to request purchase of the loan in the event the Bank failed to comply with financial convenants of the loan agreement which require the Bank to: (i) maintain its ratio of nonperforming assets to assets at no more than three percent; (ii) maintain its debt service coverage ratio at no less than two to one; and (iii) eliminate the excess of dividends paid by the Bank to the Holding Company over the Bank net income for the current and two preceding years by June 30, 1999.


UNSECURED DEBT

On December 30, 1998, the directors of the Company executed unsecured notes with an aggregate balance of $7.0 million with the Company to further augment the regulatory capital of the Bank. Of the total amount, $5.0 million was contributed to the Bank and $2.0 million was retained by the Company to cover its debt servicing obligations. The unsecured notes mature on September 25, 1999.


STOCKHOLDERS' EQUITY

Stockholders' equity was $163.6 million at December 31, 1998, or 6.5% of total assets, compared to $102.5 million or 6.1% of total assets at December 31, 1997. At December 31, 1998, the Bank's Tier 1 ("Leverage") Capital ratio was 6.66%, its Tier 1 Risk-Based Capital ratio was 9.27%, and its Total Risk-Based Capital ratio was 10.56%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's ratios were 5.49%, 7.72%, and 9.01%, respectively, which placed the Company in the "adequately-capitalized" category.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND
1997


OVERVIEW

The Company incurred a net loss of $12.4 million, or $1.34 per share, was incurred for the year ended December 31, 1998 compared to net income of $7.8 million, or $1.16 per share, for the same period in 1997. Return on average assets for the year ended December 31, 1998, was a negative .58%, compared with a positive .53% for the same period in 1997, while the return on average equity was a negative 7.91%, compared with a positive 9.46% for the same period in 1997. Results for 1998 were negatively impacted by a restructuring charge of $6.7 million, $818,000 in other costs associated with legal and other issues and $10.0 million in loss provisions for loans transferred to portfolio at year-end 1998.


For the Company's commercial banking business segment, pretax net income before minority interest reductions and reductions for non-operating items was $19.2 million for 1998 compared to $14.2 million for 1997, an increase of 35.1%. On the same basis the company's mortgage banking segment incurred a loss of $15.0 million for 1998 compared to net income of $2.8 million for 1997.


BUSINESS SEGMENT INFORMATION

The Company's operations are divided into two business segments, commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operated through a separate division of the Bank during 1998 and 1997, include originating, purchasing, and servicing mortgage loans. The Bank provides support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the years ended December 31, 1998 and 1997. The Company has elected to report its business segments before non-operating items and without allocation of income taxes and minority interests.


COMMERCIAL BANKING ACTIVITIES

Income from commercial banking activities (before non-operating items, income taxes and minority interests) was $19.2 million for 1998 compared to $14.2 million for 1997, an increase of $5.0 million. Net interest income in the commercial banking segment increased by $17.8 million due to increased lending volumes from expansion of the Bank's commercial lending activities. General and Administrative ("G&A") expenses increased by $11.5 million, primarily due to the bank's lending and branch expansion. Noninterest income, comprised primarily of service fees and other charges on deposit accounts and servicing fees on the loan portfolio, increased by $757,000 from $14.1 million to $14.9 million.


MORTGAGE BANKING ACTIVITIES

The Company incurred a net loss before non-operating items, income taxes and minority interests from mortgage banking activities of $15.0 million for 1998 compared to net income of $2.8 million for 1997, on the same basis. The expansion of the High LTV Loan origination function was the primary reason for the $52.1 million increase in G&A expenses from $17.5 million for 1997 to $69.6 million for 1998. Noninterest income, primarily gains on sale of loans, increased $25.9 million from $15.3 million for 1997 to $41.3 million for 1998. In 1998, sales of High LTV Loans accounted for $36.2 million or 89.2% of total noninterest income in the mortgage banking segment.


In the fourth quarter of 1998, the Company undertook a restructuring of its mortgage banking operations, which significantly reduced the size and scope of its mortgage origination activities. Due to their limited marketability, High LTV Loans amounting to $116.8 million and nonconforming first lien mortgage loans amounting to $127.3 million were transferred from the held for sale
category to the portfolio category.   A loan loss provision of $10.0 million
was recorded upon transfer. Sales of High LTV Loans and nonconforming first lien mortgage loans had been the predominant source of noninterest income for the mortgage banking segment. Without revenues from sales of these loans, noninterest income was significantly less than the cost of production, primarily advertising, direct mail and postage for telemarketing activities. The Bank ceased originating High LTV Loans and subsequently reduced its originations of nonconforming first lien mortgage loans in December 1998. All telemarketing and direct mail origination efforts were also eliminated. A restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated and an $818,000 charge was recorded for legal and other costs not includable as part of the restructuring charge.

                                              BUSINESS SEGMENT DATA
                                    YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                (IN THOUSANDS)

                                                      1998                                       1997
                                     --------------------------------------       ----------------------------------
                                        Commercial     Mortgage   Company         Commercial   Mortgage    Company
                                         Banking       Banking     Total            Banking    Banking      Total
                                     ----------------  --------  ----------       ----------  ---------- -----------
BALANCE SHEET DATA (AT PERIOD END):
Total assets                         $2,320,941        $184,176  $2,505,117       $1,580,952     $97,879  $1,678,831
Nonperforming assets                     36,301           6,484      42,785           36,453       2,338      38,791

OPERATING DATA:
Interest income                         141,554          31,239     172,793          108,704       9,130     117,834
Interest expense                         71,677          17,932      89,609           56,591       4,151      60,742
                                     ----------        --------  ----------       ----------  ----------  ----------
Net interest income                      69,877          13,307      83,184           52,113       4,979      57,092
Loan loss provision (recurring)           4,266               -       4,266            3,247           -       3,247
                                     ----------        --------  ----------       ----------  ----------  ----------
Net interest income after
    loan loss provision                  65,611          13,307      78,918           48,866       4,979      53,845
Noninterest income                       14,905          41,252      56,157           14,148      15,303      29,451
General and administrative
  (G & A) expenses                       59,447          69,570     129,017           47,938      17,482      65,420
Other noninterest (income) expense          (40)              -         (40)             396           -         396
Amort. of goodwill & premium
  on deposits                             1,930               -       1,930              479           -         479
                                     ----------        --------  ----------       ----------  ----------  ----------
Net income (loss) before non-
operating items, income
 taxes and minority interest            $19,179        $(15,011)     $4,168          $14,201      $2,800     $17,001
                                        =======        ========                   ==========  ==========
Non-operating items:
Loan loss provision on loans
 transferred to portfolio                                            (9,995)                                       -
Merger/acquisition expenses                                          (3,233)                                  (1,144)
Restructuring cost                                                   (6,673)                                       -
Provision for losses on ORE                                          (1,603)                                    (530)
                                                                 ----------                               ----------
Net income (loss) before income
 taxes and minority interest                                        (17,336)                                  15,327
Income tax benefit (expense)                                          6,602                                   (6,165)
                                                                 ----------                               ----------
Net income (loss) before minority interests                         (10,734)                                   9,162
Minority interest in income from
 subsidiary trust                                                    (1,687)                                    (701)
Minority interest in FFO                                                  -                                     (674)
                                                                 ----------                               ----------
Net (loss) income                                                  $(12,421)                                 $ 7,787
                                                                 ==========                               ==========

ANALYSIS OF NET INTEREST INCOME

Net interest income for the year ended December 31, 1998, was $83.2 million, compared to $57.1 million for the same period in 1997. This $26.1 million, or 45.7% increase was primarily due to growth in total interest earning assets. For the year ended December 31, 1998, interest expense increased by $28.9 million to $89.6 million from $60.7 million for the same period in 1997. Average asset yield increased 11 basis points from 8.46% for the year ended December 31, 1997, to 8.57% for the same period in 1998 and average earning assets increased $628 million from $1.4 billion for the year ended December 31, 1997, to $2.0 billion for the same period in 1998. During this same period, the average cost of interest bearing liabilities increased three basis points from 4.83% to 4.86%. Therefore, the Company's net interest spread increased seven basis points to 3.71%. Net interest margin, which includes the benefit of noninterest bearing funds, increased from 4.08% for the year ended December 31, 1997, to 4.12% for the same period in 1998.


NONINTEREST INCOME

Noninterest income for the year ended December 31, 1998, was $56.2 million compared with $29.5 million for the same period in 1997, an increase of $26.7 million. This increase is primarily the result of higher income from mortgage banking activities, which increased $25.6 million, and a $1.6 million increase in loan fee income.


The following table reflects the components of noninterest income for the years ended December 31, 1998 and 1997 (in thousands):



                                         For the Years Ended December 31,
                                         --------------------------------
                                                               Increase
                                            1998       1997    (Decrease)
                                          -------    --------  ----------
Income from mortgage banking activities   $40,600     $15,009   $25,591
Service charges on deposit accounts         4,472       3,701       771
Loan fee income                             3,178       1,611     1,567
Gain on sale of loans, net                  2,890       5,184    (2,294)
Recovery of unrealized loss
 on loans held for sale                         -         150      (150)
Gain on sale of securities, net               867         544       323
Net trading account profit (loss)             173         764      (591)
Generations Gold fee income                   970         517       453
Merchant charge card processing fees          466         265       201
Foreign exchange income                       111          72        39
Other income                                2,430       1,634       796
                                         --------  ----------  --------
Total noninterest income                  $56,157     $29,451   $26,706
                                         ========  ==========  ========



NONINTEREST EXPENSE

Total noninterest expenses for the year ended December 31, 1998, were $142.4 million, compared with $68.0 million for the same period in 1997, an increase of $74.4 million. G&A expenses for the year ended December 31, 1998, included in the noninterest expense total, were $129.0 million, compared with $65.4
million for the same period in 1997, an increase of $63.6 million.   This
increase was primarily the result of increased costs from an overall expansion of the Company's loan production and mortgage banking capabilities. Merger and acquisition expenses, primarily employee severance benefits, were $3.2 million for 1998 compared to $1.1 million in 1997. Also included in 1998 results was the $6.7 million restructuring charge, $1.6 million in provisions for losses on ORE and $1.9 million for amortization of premiums paid for branch acquisition and amortization of goodwill.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 1998 and 1997 (in thousands):



                                                                      Years Ended December 31,
                                         ---------------------------------------------------------------------
                                                         1998                                 1997
                                         ----------------------------------   --------------------------------
                                           Average       Average                Average     Average
                                           Balance      Interest       Rate     Balance    Interest      Rate
                                         ----------     --------       ----   ----------   ---------     -----
Summary of Average Rates
Interest earning assets:
Loans, net                               $1,773,697     $159,495       8.97%  $1,188,796    $105,803     8.84%
Investment securities                        38,430        2,364       6.15       43,599       2,598     5.96
Mortgage backed securities                   23,171        1,669       7.20       80,381       5,252     6.54
Trading securities                           56,160        2,859       5.09        1,505          59     3.92
Interest bearing deposits in banks            2,655          128       4.81       15,456         902     5.83
FHLB stock                                   11,337          843       7.44        8,786         642     7.26
Federal funds sold                          105,783        5,435       5.07       44,746       2,579     5.69
                                         ----------     --------              ----------   ---------
Total interest earning assets             2,011,233      172,793       8.57    1,383,269     117,835     8.46
Noninterest earning assets                  138,353                               85,635
                                         ----------                           ----------
Total assets                             $2,149,586                           $1,468,904
                                         ==========                           ==========
Interest bearing liabilities:
Interest checking                          $151,460     $  2,201       1.45    %$109,090      $1,168     1.07%
Money market                                101,683        2,743       2.70       64,800       1,976     3.05
Savings                                      64,757        1,394       2.15       45,455       1,204     2.65
Passbook gold                               270,045       12,904       4.78      222,957      10,901     4.89
Time deposits                             1,106,167       61,916       5.60      761,188      42,600     5.60
FHLB advances                               104,894        6,103       5.82       25,776       1,364     5.29
Other borrowings                             43,976        2,348       5.34       27,105       1,529     5.29
                                         ----------     --------              ----------   ---------
Total interest bearing liabilities        1,842,982       89,609       4.86    1,256,371      60,742     4.83
Noninterest bearing liabilities             153,164                              131,873
Stockholders' equity                        153,440                               80,660
                                         ----------                           ----------
Total liabilities and equity             $2,149,586                           $1,468,904
                                         ==========                           ==========

Net interest income/net interest spread                 $ 83,184       3.71%                 $57,093     3.64%
                                                        ========       ====                =========     ====
Net interest margin                                                    4.12                              4.08%
                                                                       ====                              ====

                                                Increase (Decrease) Due to
                                            -----------------------------------
Changes in Net Interest Income                  Volume       Rate        Total
Interest earning assets:
 Loans, net                                    $ 52,082     $1,611      $53,693
 Investment securities                             (316)        82         (234)
 Mortgage backed securities                      (4,069)       486       (3,583)
 Trading securities                               2,778         22        2,800
 Interest bearing deposits in banks                (639)       (135)       (774)
 FHLB stock                                         185         16          201
 Federal funds sold                               3,165        (309)      2,856
 Total change in interest income                 53,186      1,773       54,959
                                            -----------   ---------   ---------
Interest bearing liabilities:
  Interest checking                                 538        495        1,033
  Money market                                    1,018        (251)        767
  Savings                                           445        (255)        190
  Passbook gold                                   2,255        (252)      2,003
  Time deposits                                  19,336         (20)     19,316
  FHLB advances                                   4,589        150        4,739
  Other borrowings                                  875         (56)        819
                                            -----------   ---------   ---------
  Total change in interest expense               29,056        (189)     28,867
                                            ------------  ---------   ---------
Increase (decrease) in net interest income     $ 24,130     $1,962      $26,092
                                            ===========   ========    =========

The following table reflects the components of noninterest expense for the years ended December 31, 1998 and 1997 (in thousands):



                                              For the Years Ended December 31,
                                              --------------------------------
                                                                    Increase
                                                1998        1997    (Decrease)
                                              -----       -------   ----------
Salaries and benefits                         $ 53,257    $31,926    $21,331
Net occupancy expense                           13,623      9,376      4,247
Advertising and marketing                       18,776      4,712     14,064
FDIC and state assessments                       1,190      1,034        156
Data processing fees and services                3,743      2,970        773
Telephone expense                                2,693      1,686      1,007
Legal and professional                           4,348      2,418      1,930
Postage and supplies                            20,813      5,639     15,174
Other operating expense                         10,574      5,659      4,915
                                              -------- ----------    -------
G & A expenses                                 129,017     65,420     63,597
Merger & acquisition expenses                    3,233      1,144      2,089
Restructuring cost                               6,673          -      6,673
Provision for losses on ORE                      1,603        530      1,073
ORE expense, net of ORE income                     (40)       396       (436)
Amortization of goodwill premium on deposits     1,930        479      1,451
                                              -------- ----------    -------
Total noninterest expense                     $142,416    $67,969    $74,447
                                              ======== ==========    =======



MINORITY INTERESTS

The minority interest reduction from subsidiary trust, which represents the after-tax cost of borrowings through RBI Capital Trust 1 ("RBI Capital"), formed in July 1997 in connection with the Company's trust preferred securities offering, were $1.7 million and $701,000 for 1998 and 1997, respectively. The minority interest reduction representing the portion of FFO's earnings allocable to its minority shareholders, prior to the FFO Merger in September 1997, was $674,000.


YEARS ENDED DECEMBER 31, 1997 AND 1996


COMPARISON OF BALANCE SHEETS AT DECEMBER 31, 1997 AND 1996


OVERVIEW

Total assets of the Company were $1.7 billion at December 31, 1997 and $1.4 billion at December 31, 1996, an increase of $313.0 million. This growth was primarily the result of the expansion of the Company's residential and commercial real estate loan production and mortgage banking capabilities. Total portfolio loans increased by $239.7 million from $976.2 million at the end of 1996 to $1.2 billion at the end of 1997. Total deposits increased by $234.5 million from $1.2 billion at year-end 1996 to $1.5 billion at year-end 1997.


INVESTMENT AND MORTGAGE-BACKED SECURITIES

The Company's investment securities consisted of U.S. Treasury securities. Total investment and mortgage-backed securities amounted to $115.8 million in 1997 compared to $170.4 million in 1996, a decrease of $54.6 million. The decline was the result of investing excess liquidity into higher-yielding loans.


LOANS AND LOANS HELD FOR SALE

Total loans at December 31, 1997, included $1.2 billion of loans held for portfolio and $187.2 million of loans held for sale, a total of $1.4 billion. At December 31, 1996, these amounts were $976.2 million and $98.3 million, respectively. The $239.7 million increase in total portfolio loans was primarily comprised of a $154.0 million increase in one-four family residential loans and a $44.9 million increase in commercial real estate loans. At December 31, 1997, loans secured by first liens on real estate constituted 56.6% of the total portfolio loans. Commercial (business) loans not secured by real estate decreased $1.6 million while consumer loans, including retail home equity loans, increased $27.4 million.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses amounted to $22.0 million at December 31, 1997, compared to $19.8 million at December 31, 1996. The Company made various loan purchases totaling $157.4 million, $102.3 million, $8.2 million and $95.4 million in 1994, 1995, 1996, and 1997, respectively. The Company allocated a portion of the discount on its purchased loans to the allowance in amounts consistent with loan loss allowance policy guidelines and recorded the remainder as an unearned discount to be accreted to income as a yield adjustment. The overall allowance at year-end 1997 of $22.0 million was comprised of $1.0 million allocated to loans purchased from Crossland, $5.9 million allocated to other loan purchases and $15.1 million allocated to originated loans.


Activity to the allowance during 1997 included a $3.2 million provision for loan losses, loan charge-offs (net of recoveries) of $1.2 million, and $39,000 allocated to the allowance from unearned discount. At December 31, 1997, the amount of unearned discount on purchased loans not allocated to allowance totaled $3.9 million.


NONPERFORMING ASSETS

Nonperforming assets amounted to $38.8 million, or 2.31% of total assets, at December 31, 1997, compared with $32.0 million, or 2.35% of total assets, at December 31, 1996. Nonperforming loans totaled $30.4 million at the end of 1997, an increase of $7.9 million from the prior year-end total of $22.5 million. The ratio of nonperforming loans to total loans increased from 2.31% at the end of 1996 to 2.52% at year-end 1997. Nonperforming loans at December 31, 1997 and 1996 included troubled debt restructurings of $4.9 million and $6.0 million, respectively. ORE acquired through foreclosure decreased by $1.2 million from $9.5 million at the end of 1996 to $8.2 million at year-end 1997.


DEPOSITS

Total deposits were $1.5 billion at December 31, 1997, compared with $1.2 billion at the prior year-end, an increase of $234.5 million. Noninterest bearing deposits increased from $68.5 million in 1996 to $97.8 million in 1997. Interest checking increased $52.5 million, from $89.9 million in 1996 to $142.4 million in 1997. Time deposits increased $182.4 million. Other interest bearing accounts decreased $29.7 million.


MINORITY INTEREST IN MANDATORILY-REDEEMABLE SECURITIES OF SUBSIDIARY TRUST

On May 29, 1997, the Company formed RBI Capital, a wholly owned subsidiary of the Company, to issue Cumulative Trust Preferred Securities (the "Preferred Security or Securities") to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI Capital issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI Capital invested the proceeds in junior subordinated debt of the Company, which had an interest rate of 9.10%. The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank.


MINORITY INTEREST IN FFO

The FFO Merger, which was accounted for as a corporate reorganization, required the restatement of periods prior to the September 19, 1997, merger date as if the FFO Merger had been completed in prior years. A portion of FFO's net income was allocated to FFO's minority shareholders. The cumulative amount of that allocation was reflected on the balance sheet as a minority interest in FFO. The balance was extinguished on the date of the FFO merger.


CONVERTIBLE SUBORDINATED DEBT

On December 27, 1996, the Company issued $6.0 million in convertible subordinated debentures (the "Debentures") at a fixed rate of 6.00%, interest payable semi-annually with a maturity of December 1, 2011. Under the terms of the indenture the Company had the right to redeem, without payment of a premium, all or any of the Debentures if the closing price of the Company's common stock equals or exceeds 130% of the conversion price, which was $17.78514, for not less than 20 consecutive trading days. During September 1997, the closing price of the common stock remained above that price for the requisite number of consecutive trading days. The Company then exercised its option to redeem all of the outstanding debentures on December 1, 1997. All of the holders elected to convert their debentures into 336,000 shares of common stock.

STOCKHOLDERS' EQUITY

Stockholders' equity of the Company was $102.5 million at December 31, 1997, or 6.11% of total assets, compared with $76.0 million, or 5.56% of total assets, at December 31, 1996. At December 31, 1997, the Company and the Bank's capital ratios were all in excess of minimum regulatory guidelines for an institution to be considered "well-capitalized."


COMPARISON OF RESULTS OF OPERATIONS FOR YEARS ENDED DECEMBER 31, 1997 AND 1996


OVERVIEW

Consolidated net income for 1997 was $7.8 million, or $1.16 per share, basic, compared with $3.8 million, or $0.59 per share, basic, for 1996.


BUSINESS SEGMENT INFORMATION

The Company's operations are divided into two business segments, commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operated through a separate division of the Bank during 1997 and 1996, include originating, purchasing, and servicing mortgage loans. The Bank provides support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division is provided through the Bank. The following are the business segment results of operation for the years ended December 31, 1997 and 1996. The Company has elected to report its business segments before non-operating items and without allocation of income taxes and minority interests.


COMMERCIAL BANKING ACTIVITIES

Income from commercial banking activities (before non-operating items, income taxes and minority interests) was $14.2 million for 1997 compared to $11.3 million for 1997, an increase of $2.9 million. Net interest income in the commercial banking segment increased by $4.8 million due to increased lending volumes from expansion of the Bank's commercial lending activities. G&A expenses increased by $5.2 million, primarily due to the bank's lending and branch expansion which was partially offset by a $4.7 million increase in noninterest income, comprised primarily of service fees and other charges on deposit accounts.


MORTGAGE BANKING ACTIVITIES

Income from mortgage banking activities, which began in April 1996, improved from a pre-tax net loss of $474,000 for 1996 to net income of $2.8 million for 1997. Net interest income for this segment increased by $4.5 million from $508,000 in 1996 to $5.0 million in 1997. Noninterest income, primarily gains on sale of loans, increased by $14.2 million from $1.1 million in 1996 to $15.3 million in 1997. The cost of producing mortgage loans for sale also increased substantially, from $2.1 million in 1996 to $17.5 million in 1997.







                   [Balance of page intentionally left blank]

                                       BUSINESS SEGMENT DATA
                               YEARS ENDED DECEMBER 31, 1997 AND 1996
                                               (IN THOUSANDS)

                                                    1997                             1996
                                     ------------------------------   --------------------------------
                                     Commercial  Mortgage   Company   Commercial  Mortgage    Company
                                       Banking   Banking     Total      Banking    Banking     Total
                                     ----------  --------   -------   ----------  --------    --------
BALANCE SHEET DATA (AT PERIOD END):
Total assets                         $1,580,952  $97,879  $1,678,831  $1,319,252   $46,593  $1,365,845
Nonperforming assets                     36,453    2,338      38,791      32,048         -      32,048

OPERATING DATA:
Interest income                         108,704    9,130     117,834      97,587     1,471      99,058
Interest expense                         56,591    4,151      60,742      50,282       963      51,245
                                     ----------  -------  ----------  ----------   -------     -------
Net interest income                      52,113    4,979      57,092      47,305       508      47,813
Loan loss provision (recurring)           3,247        -       3,247       2,758         -       2,758
                                     ----------  -------  ----------  ----------   -------     -------
Net interest income after
    loan loss provision                  48,866    4,979      53,845      44,547       508      45,055
Noninterest income                       14,148   15,303      29,451       9,457     1,074      10,531
General and administrative
  (G & A) expenses                       47,938   17,482      65,420      42,732     2,056      44,788
Other noninterest expense (income)          396        -         396        (490)        -        (490)
Amort. of goodwill & premium
  on deposits                               479        -         479         491         -         491
                                     ----------  -------  ----------  ----------   -------     -------
Net income (loss) before income
before non-operating items, income
   taxes and minority interest          $14,201   $2,800     $17,001     $11,271     $(474)    $10,797
                                     ==========  =======              ==========   =======
 Non-operating items:
 Gain on sale of ORE held for investment                           -                             1,207
 SAIF special assessment                                           -                            (4,818)
 Merger/acquisition expenses                                  (1,144)                                -
 Provision for losses on ORE                                    (530)                             (111)
                                                             -------                           -------
 Net income (loss) before income
   taxes and minority interest                                15,327                             7,075
 Income tax expense                                           (6,165)                           (2,772)
                                                             -------                           -------
 Net income before minority interests                          9,162                             4,303
 Minority interest in income from
   subsidiary trust                                             (701)                                -
 Minority interest in FFO                                       (674)                             (505)
                                                             -------                           -------
 Net Income                                                  $ 7,787                           $ 3,798
                                                             =======                           =======

ANALYSIS OF NET INTEREST INCOME

Net interest income for 1997 was $57.1 million compared to $47.8 million for 1996. This $9.3 million or 19.4% increase, was primarily the result of additional income from balance sheet growth. Interest income was $117.8 million for 1997, an increase of $18.8 million over 1996. During the same period, interest expense increased by $9.5 million from $51.2 million for 1996 to $60.7 million for 1997. Asset yield increased 29 basis points from 8.17% for 1996 to 8.46% for 1997 and average-earning assets increased $173.3 million. The average cost of interest bearing liabilities increased 23 basis points from 4.60% to 4.83%. Net interest spread increased seven basis points from 3.57% for 1996 to 3.64% for 1997, and the net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.93% for 1996 to 4.08% for 1997.


NONINTEREST INCOME

Noninterest income for 1997 was $29.4 million compared with $11.7 million for 1996, an increase of $17.7 million. Income from the Company's expanded mortgage banking activities increased $14.0 million, service fees on deposit accounts and Generations Gold fee income increased $845,000, loan service and other ancillary fees increased $226,000, and net gains on sale of investments and trading account profits increased $1.0 million. Other sources of income increased $595,000.


The following table reflects the components of noninterest income for the years ended December 31, 1997 and 1996 (in thousands):

                                                      For the Years
                                                    Ended December 31,
                                              -----------------------------
                                                                  Increase
                                               1997     1996     (Decrease)
                                              -------  -------   ----------
     Income from mortgage banking operations  $15,009  $ 1,002      $14,007
     Service charges on deposit accounts        3,701    3,173          528
     Loan fee income                            1,611    1,385          226
     Gain on sale of loans, net                 5,184    3,456        1,728
     Recovery of unrealized loss on loans
     held for sale                                150     (150)         300
     Gain on sale of securities, net              544      457           87
     Net trading account profit (loss)            764     (196)         960
     Gain on sale of ORE held for investment        -    1,207       (1,207)
     Generations Gold fee income                  517      200          317
     Merchant charge card processing fees         265      108          157
     Foreign exchange income                       72       57           15
     Other income                               1,634    1,039          595
                                              -------  -------       ------
     Total noninterest income                 $29,451  $11,738      $17,713
                                              =======  =======      =======

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 1997 and 1996 (in thousands):


                                                            Years Ended December 31,
                                                             1997                       1996
                                              --------------------------    --------------------------
                                               Average     Average           Average   Average
                                               Balance    Interest  Rate      Balance  Interest  Rate
                                              --------    --------  ----     --------  --------  -----
Summary of Average Rates
Interest earning assets:
Loans net                                    $1,188,796   $105,803  8.84 %  $1,016,578   $87,781  8.61 %
Investment securities                            43,599      2,598  5.96        48,319     2,549  5.27
Mortgage backed securities                       80,381      5,252  6.54        87,258     5,378  6.16
Trading securities                                1,505         59  3.92             -         -  0.00
Interest bearing deposits in banks               15,456        902  5.83        15,184       909  5.78
FHLB stock                                        8,786        642  7.26         7,869       577  7.31
Federal funds sold                               44,746      2,579  5.69        34,774     1,864  5.35
                                             ----------    -------          ----------   -------
Total interest earning assets                 1,383,269    117,835  8.46     1,209,982    99,058  8.17
Noninterest earning assets                       85,635                         60,625
                                             ----------                     ----------
Total assets                                 $1,468,904                     $1,270,607
                                             ==========                     ==========
Interest bearing liabilities:
Interest checking                              $109,090   $  1,168  1.07 %  $  111,700   $ 1,369  1.22 %
Money market                                     64,800      1,976  3.05        77,437     2,762  3.56
Savings                                          45,455      1,204  2.65        68,555     1,277  1.87
Passbook gold                                   222,957     10,901  4.89       142,008     6,689  4.71
Time deposits                                   761,188     42,600  5.60       692,871    38,005  5.49
FHLB advances                                    25,776      1,364  5.29        11,363       650  5.72
Other borrowings                                 27,105      1,529  5.29         9,656       493  5.10
                                             ----------    -------          ----------   -------
Total interest bearing liabilities            1,256,371     60,742  4.83     1,113,590    51,245  4.60
Noninterest bearing liabilities                 131,873                         82,536
Stockholders' equity                             80,660                         74,481
                                             ----------                     ----------
Total liabilities and equity                 $1,468,904                     $1,270,607
                                             ==========                     ==========
Net interest income/net interest spread                   $ 57,093  3.64 %               $47,813  3.57 %
                                                          ========  ====                 =======  ====
Net interest margin                                                 4.08 %                        3.93 %
                                                                    ====                          ====


                                           Increase (Decrease) Due to (1)
                                           -------- ---------  ----------
Changes in Net Interest Income               Volume     Rate     Total
                                           -------- ---------  ----------
Interest earning assets:
 Loans, net                                 $12,971   $5,051   $18,022
 Investment securities                         (264)     313        49
 Mortgage backed securities                    (443)     317      (126)
 Trading securities                              59        -        59
 Interest bearing deposits in banks              (5)      (2)       (7)
 FHLB stock                                      69       (4)       65
 Federal funds sold                             586      128       714
                                            -------   ------   -------
 Total change in interest income             12,973    5,803    18,776
Interest bearing liabilities:
  Interest checking                             (32)    (169)     (201)
  Money market                                 (419)    (367)     (786)
  Savings                                      (509)     436       (73)
  Passbook gold                               3,948      264     4,212
  Time deposits                               3,819      776     4,595
  FHLB advances                                 766      (52)      714
  Other borrowings                            1,015       21     1,036
                                            -------   ------   -------
  Total change in interest expense            8,588      909     9,497
                                            -------   ------   -------
Increase (decrease) in net interest income  $ 4,385   $4,894   $ 9,279
                                            =======   ======   =======



(1) Changes in net interest income due to changes in rate and/or volume are calculated at the individual product level

     (i.e., residential, commercial, etc.). The amounts above represent the sum of the individual amounts.

NONINTEREST EXPENSE

Total noninterest expenses for 1997 were $68.0 million compared with $49.7 million for the same period in 1996, an increase of $18.3 million. G & A expenses for 1997, included in the noninterest expense total, were $65.4 million compared with $44.8 million, an increase of $20.6 million. The increase was primarily the result of expanding the Company's mortgage banking activities and related administrative support units.


The following table reflects the components of noninterest expense for the years ended December 31, 1997 and 1996 (in thousands):

                                                 For the Years
                                               Ended December 31,
                                        --------------------------------
                                                               Increase
                                         1997        1996     (Decrease)
                                        -------     -------   ----------
   Salaries and benefits                $31,926     $22,774      $ 9,152
   Net occupancy expense                  9,376       7,618        1,758
   Advertising                            4,712         973        3,739
   FDIC and state assessments             1,034       1,959         (925)
   Data processing fees                   2,970       2,484          486
   Telephone expense                      1,686       1,271          415
   Legal and professional                 2,418       1,519          899
   Postage and supplies                   5,639       1,874        3,765
   Other operating expense                5,659       4,316        1,343
                                        -------     -------      -------
   Total G & A expenses                  65,420      44,788       20,632
   Merger expenses                        1,144           -        1,144
   SAIF special assessment                    -       4,818       (4,818)
   Provision for losses on ORE              530         111          419
   ORE expense, net of ORE income           396        (490)         886
   Amortization of premium on deposits      479         491          (12)
                                        -------     -------      -------
   Total noninterest expense            $67,969     $49,718      $18,251
                                        =======     =======      =======








                   [Balance of page intentionally left blank]

SELECTED QUARTERLY FINANCIAL DATA

Summarized selected quarterly financial information for the years ended December 31, 1998 and 1997 follows (in thousands except share data):



                                                    1998
                                  -------------------------------------
                                     First  Second     Third     Fourth
                                   Quarter  Quarter   Quarter   Quarter
                                   -------  -------   -------   -------
Interest income                    $35,960  $40,322  $50,777    $45,734
Interest expense                    18,558   21,302   24,446     25,303
                                   -------  -------  -------    -------
Net interest income                $17,402  $19,020  $26,331    $20,431
                                   =======  =======  =======    =======
Net income (loss)                  $ 3,065  $(1,514)  $7,125   $(21,097)
                                   =======  =======  =======    =======
Earnings (loss) per share-diluted  $   .36    $(.17)    $.63     $(2.04)
                                   =======  =======  =======    =======
Earnings (loss) per share-basic    $   .40    $(.17)    $.69     $(2.04)
                                   =======  =======  =======    =======

                                                    1997
                                   ------------------------------------
                                     First  Second     Third     Fourth
                                   Quarter  Quarter   Quarter   Quarter
                                   -------  -------   -------   -------
Interest income                    $26,248  $27,664   $31,801   $32,121
Interest expense                    13,577   14,252    16,185    16,728
                                   -------  -------   -------   -------
Net interest income                $12,671  $13,412   $15,616   $15,393
                                   =======  =======   =======   =======
Net income                         $ 2,056  $ 1,011   $ 3,159   $ 1,561
                                   =======  =======   =======   =======
Earnings per share-diluted         $   .28  $   .14   $   .40   $   .19
                                   =======  =======   =======   =======
Earnings per share-basic           $   .32  $   .16   $   .47   $   .21
                                   =======  =======   =======   =======



     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


Certain of the statements contained in this Annual Report on Form 10-K or incorporated therein by reference (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the captions "Letters to Our Stockholders" and "Management's Discussion and Analysis", may constitute forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future development and their potential effect upon the Corporation. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Corporation will be those anticipated by management.


The Corporation wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1999 and thereafter include many factors that are beyond the Corporation's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Corporation's existing and new loan and deposit products, the impact of competitive products, the Company's ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.


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

ASSET/LIABILITY MANAGEMENT AND LIQUIDITY

LIQUIDITY

The Asset/Liability Management Committee ("ALCO") reviews the Company's liquidity, which is its ability to generate sufficient cash flow to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales of investments, other funds from operations and the Company's capital. The Bank is a member of the FHLB and has the ability to borrow to supplement its liquidity needs.


When the Company's primary sources of funds are not sufficient to meet its liquidity needs, the Company may supplementally borrow funds from the FHLB and from other sources. The FHLB acts as an additional source of funding for banks and thrift institutions that make residential mortgage loans.


FHLB borrowings, known as "advances," are secured by the Bank's mortgage loan portfolio, and the terms and rates charged for FHLB advances vary based on an institution's loan portfolio and in response to general economic conditions.
As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. Varieties of borrowing plans are offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution's regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 1998, the Bank had $25.0 million of
outstanding advances from the FHLB.   See "Business - Supervision and
Regulation - Federal Home Loan Bank System and Liquidity".


At December 31, 1998, the Bank's liquidity ratio, defined as net cash and investments of $221.3 million divided by net deposits and short-term liabilities of $183.3 million, was 10.24% as compared to 19.8% at December 31, 1997. Net liquid assets were $38.0 million in excess of the amount required by Florida banking regulations.


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


The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or re-pricing within certain periods, and liabilities maturing or re-pricing within the same period, is commonly referred to as the "gap" for such period. Controlling the maturity or re-pricing of an institution's assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. "Negative gap" occurs when, during a specific time period, an institution's liabilities are scheduled to re-price more rapidly than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution's interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution's interest expense would decrease more rapidly than its interest income. "Positive gap" occurs when an institution's assets are scheduled to re-price more rapidly than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution's interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution's interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or re-pricing within the next 12 months.


ALCO uses an industry standard computer modeling system to analyze the impact of financial strategies prior to their implementation. The system attempts to simulate the asset and liability base and project future operating results under a variety of interest rates and spread assumptions. Through this management tool, management can also, among other things, project the effects of changing its asset and liability mix and modifying its balance sheet, and identify appropriate investment opportunities. The results of these simulations are evaluated within the context of the interest-rate risk policy, which sets out target levels for the appropriate level of interest-rate risk.

The policy is to maintain a cumulative one-year gap of no more than 15% of total assets. Management attempts to conform to this policy primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations and loan purchases carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and to provide it with the ability to utilize long-term fixed-rate advances to improve the match between interest earning assets and interest bearing liabilities in certain periods. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk but such instruments are used to limit the exposure to changes in the value of residential loans held for resale and estimated loan commitments to originate and close fixed rate residential and mortgage loans. However, there continues to be a risk that such loan commitments do not close or are renegotiated in a declining interest rate environment. Management may expand its use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.


The cumulative one-year gap at December 31, 1998, was a negative $206.0 million, or a negative 8.33% (expressed as a percentage of total assets). Management will attempt to moderate any lengthening of the re-pricing structure of earning assets by emphasizing variable-rate assets and, where appropriate, match-funding longer-term fixed-rate loans with FHLB advances. See "Business -- Sources of Funds."


The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 1998. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Based on management's experience in the markets in which the Company operates, statement savings deposits are assumed to re-price at 8.30% of the total balance in the first three months, 25% in the four-to-twelve month category, and the remaining 66.7% from one to five years. Passbook savings deposits are assumed to re-price equally over a 24-month period. Re-pricing of interest checking is assumed to occur at 12.7% of the total balance for every three month interval over a 5-year period and re-pricing of money market accounts is assumed at 25% of the total balance over a 12-month period.



                  [Balance of page intentionally left blank]

                          INTEREST SENSITIVITY ANALYSIS
                                DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                     0-3 months          4-12 months              1-5 Years          Over 5 Years
                                  ---------------     ------------------     ------------------     ---------------
                                   Yield/               Yield/                Yield/                 Yield/
                                   Amount   Rate        Amount      Rate      Amount       Rate      Amount   Rate
                                  -------  ------     ---------    ------    --------     ------    --------  -----

Interest earning assets:
U.S. Treasury securities
 and government agencies          $  3,501   5.46%    $  18,059     5.35%     $  7,047     3.72%    $      -  0.00%
Revenue bonds                            -   0.00             -     0.00         1,545     8.60          753   6.22
Mortgage backed securities           2,751   5.55        48,681     6.24             -     0.00        4,632   6.18
Trading securities                       -   0.00             -     0.00             -     0.00       10,560  11.11
Residual                                 -   0.00             -     0.00             -     0.00       25,715   0.01
Federal funds sold                  93,000   5.24             -     0.00             -     0.00            -   0.00
Interest bearing deposits
 in banks                            3,467   5.45             -     0.00             -     0.00            -   0.00
FHLB stock                               -   0.00             -     0.00             -     0.00       11,010   7.25
Loans held for sale                165,144   7.96        20,826     8.36             -     0.00            -   0.00
Portfolio loans                    556,444   6.07       280,828     8.06       346,553     8.49      701,810   8.39
                                  --------            ---------              ---------              --------
Total interest earning
 Assets                           $824,307   7.94     $ 368,394     7.70      $355,145     8.40     $754,480   7.85

Interest bearing liabilities:
Deposits
 Interest checking                $ 18,621   0.75     $  55,863     0.75      $111,713     0.75     $      -   0.00
 Money market                       39,777   3.52       119,326     3.52             -     0.00            -   0.00
 Savings                             6,054   1.98        18,158     1.98        48,404     1.98            -   0.00
 Passbook gold                      24,345   4.25        73,035     4.25       194,744     4.25            -   0.00
 Time deposits                     294,130   5.52       685,097     5.47       342,923     5.74        2,518   5.79
FHLB advances                       25,000   5.70             -     0.00             -     0.00            -   0.00
Outside borrowings                  36,640   4.99             -     0.00             -     0.00            -   0.00
Fed funds purchased                  2,415   5.25             -     0.00             -     0.00            -   0.00
Subordinated debt                        -   0.00             -     0.00             -     0.00        6,600   7.19
                                  --------            ---------              ---------              --------
Total interest bearing
 liabilities                      $446,982   4.99     $ 951,479     4.79      $697,784     4.27     $  9,118   6.80
                                  --------            ---------              ---------              --------

Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities              $377,325   2.94%     $(583,085)   2.92%    $(342,639)    4.13%    $745,362   1.05%
                                  ========  =====     ==========   =====     =========   ======     ========  =====

Cumulative excess (deficiency)
 of interest earning assets
 over interest bearing
 liabilities                      $377,325   2.94%    $(205,760)    3.01%    $(548,399)    3.33%    $196,963   3.27%
                                  ========  =====     =========    =====     =========   ======     ========  =====

Cumulative excess (deficiency)
 of interest earning assets
 over interest bearing
 liabilities as a percent
 of total assets                            15.28%                 (8.33)%               (22.20)%              7.98%
                                            =====                  =====                 ======               =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Information required by this item is provided at pages 51 through 86 within the Consolidated Financial Statements and notes thereto.


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such items to report.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS OF THE COMPANY AND BANK


The information relating to the Directors of the Company and Bank appears in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders under the caption "Proposal One-Election of Directors" and is incorporated by reference.


SENIOR EXECUTIVE OFFICERS OF THE COMPANY AND BANK


The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 1998, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer's business experience during the past five years and certain other information:


     John W. Sapanski (68)-- Mr. Sapanski has been Chairman of the Board and Chief Executive Officer of the Bank since June 1993 and Chairman of the Board, Chief Executive Officer of the Company since March 1996. On March 12, 1999, Mr. Sapanski announced his retirement as Chairman of the Bank and Chief Executive Officer of the Company and the Bank effective March 31, 1999. Mr. Sapanski will continue to serve on the boards of the Company and the Bank and will stand for re-election to the Company's Board of Directors at the annual meeting of shareholders. Mr. Sapanski has entered into a two year agreement to continue to work for the Company as chairman of the board's Strategic Planning Committee and as special transition officer of the Company and the Bank. He has 45 years of banking experience, including service with the Dime Savings Bank in New York, New York, from 1949 to 1987, where he served as President and Chief Operating Officer from 1981 to 1987 and with Florida Federal Savings Bank in St. Petersburg, Florida ("Florida Federal") from 1988 to 1991 where he served as President and Chief Executive Officer from 1988 to 1991. Mr. Sapanski was President and Chief Executive Officer of Florida Federal at the time the Office of Thrift Supervision placed Florida Federal in conservatorship. Mr. Sapanski was retained by the Resolution Trust Corporation (the "RTC"), the conservator for Florida Federal, to assist in managing the institution in conservatorship until it was sold by the RTC to First Union Corporation in August 1991.


     Fred Hemmer (44)-- Mr. Hemmer has served as Senior Executive Vice President of the Bank in charge of Corporate Banking and Special Assets since joining the Bank in 1991. He previously served as Executive Vice President of Rutenberg Corporation, a real estate development company based in Clearwater, Florida, from 1980 to 1991. Mr. Hemmer is a certified public accountant and was employed by Arthur Andersen & Co. from 1976 to 1980. Mr. Hemmer is also a licensed real estate broker and certified general contractor.


     William R. Falzone (51)-- Mr. Falzone has served as Treasurer of the Company since March 1996 and First Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal from 1983 through 1991 where he served as Senior Vice President and Controller and as Director of Financial Services. Most recently, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 20 years of banking experience and is a certified public accountant.

     John W. Fischer, Jr. (50)-- Mr. Fischer has served as Executive Vice President of the Bank in charge of Consumer Banking since December 1993. He has more than 20 years of banking experience in retail branch management and consumer and residential lending. Mr. Fischer formerly served as Regional Marketing Director for Western Reserve Life in Clearwater, Regional Vice President of Great Western Bank in Miami and Executive Vice President/Consumer Financial Services for Florida Federal. Mr. Fischer holds a life, health, annuity and Series 7 securities license.


     Alfred T. May (60) -- Mr. May has served as interim Chief Operating Officer and President since December 1998. Mr. May formerly served as Director and Chairman of the Board with FFO and its subsidiary Firstate Federal Savings and Loan of Osceola County, and President of Mid-State Federal Savings Bank. Mr. May has more than 39 years experience in the banking industry.


ITEM 11.  EXECUTIVE COMPENSATION


Information required by this item appears in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders under the captions, "Executive Compensation and Benefits" and "Certain Transactions", is incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Information required by items 12 and 13 are incorporated by reference from the Company's Proxy Statement for its 1999 Annual Meeting.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a) The following documents are filed as part of this report at pages 51 through 86.


       1.   Financial Statements
            Financial Statements of Republic Bancshares, Inc.
            Report of Independent Certified Public Accountants
            Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements Of Operations, Stockholders' Equity and Cash Flows for:
            Years Ended December 31, 1998, 1997, and 1996
            Notes to Consolidated Financial Statements

       2.   Financial Statement Schedules

All required schedules are included in the financial statements or related notes.


  (b)  The following reports on Form 8-K filed during fiscal year ending
       December 31, 1998, are hereby          incorporated by reference.

       2. Report on Form 8-K dated 11/24/98 - Announcement of projected loss for 1998.

       3. Report on Form 8-K dated 01/07/99 - Announcement of reorganization of mortgage banking division and amendment of projected loss for 1998.

       4. Report on Form 8-K dated 02/01/99 - Announced the retainment of an investment banker to evaluate strategic alternatives for the Company for 1999.

  (a)  Exhibits:

       23.0  Consent of Independent Certified Public Accountants

       27.0  Financial Data Schedule

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Republic Bancshares, Inc.:


     We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We did not audit the financial statements of Bankers Savings Bank, FSB and Lochaven Federal Savings and Loan Association, companies acquired during 1998 in transactions accounted for as a pooling of interests, as discussed in Note
1. Such statements are included in the consolidated financial statements of Republic Bancshares, Inc. and reflect total assets of 7 percent and total net interest income of 9 percent and 8 percent of the related consolidated totals as of December 31, 1997 and for the years ended December 31, 1997 and 1996, respectively. We did not audit the financial statements of F.F.O. Financial Group, Inc., a company acquired during 1997 in a transaction accounted for as a corporate reorganization, as discussed in Note 1. Such statements are included in the consolidated financial statements of Republic Bancshares, Inc. and reflect total net interest income of 21 percent of the related consolidated totals for the year ended December 31, 1996. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Bankers Savings Bank, FSB, Lochaven Federal Savings and Loan Association and F.F.O. Financial Group, Inc., is based solely upon the reports of the other auditors.


     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.


     In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                             /s/ ARTHUR ANDERSEN LLP

Tampa, Florida
March 19, 1999

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS -DECEMBER 31, 1998 AND 1997
                       ($in thousands, except share data)

                                                                                          December 31,
                                                                                    ------------------------
                                                                                       1998          1997
                                                                                   -----------    ----------
                                                    ASSETS
Cash and due from banks                                                             $   46,143    $   48,062
Interest bearing deposits in banks                                                       3,467         6,817
Federal funds sold                                                                      93,000        33,191
Investment securities:
Available for sale                                                                      31,003        16,080
Held to maturity                                                                             -         8,000
Mortgage-backed securities:
Held to maturity                                                                             -            33
Available for sale                                                                      32,713        55,467
Trading                                                                                 66,067        36,189
FHLB stock                                                                              11,152         9,016
Loans held for sale                                                                    184,176       187,226
Loans, net of allowance for loan losses                                              1,868,212     1,193,877
Premises and equipment, net                                                             60,274        39,291
Other real estate owned acquired through foreclosure, net                                4,951         8,191
Accrued interest receivable                                                             13,452        10,307
Goodwill and premium on deposits                                                        36,916         4,855
Other assets                                                                            53,591        22,229
                                                                                  ------------    ----------
Total assets                                                                        $2,505,117    $1,678,831
                                                                                  ============    ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits-
Noninterest bearing checking                                                        $  138,934    $   97,773
Interest checking                                                                      189,392       142,399
Money market                                                                           159,868        58,767
Savings                                                                                366,817       295,839
Time deposits                                                                        1,332,401       876,901
                                                                                  ------------    ----------
Total deposits                                                                       2,187,412     1,471,679
Securities sold under agreements to repurchase                                          36,640        21,454
FHLB advances                                                                           25,000        39,300
Holding company senior debt                                                             25,000             -
Holding company unsecured notes                                                          7,000             -
Other liabilities                                                                       31,718        15,118
                                                                                  ------------    ----------
Total liabilities                                                                    2,312,770     1,547,551
Company-obligated mandatorily redeemable capital
securities of subsidiary trust holding solely junior
subordinated debentures of the Company                                                  28,750        28,750
Stockholders' equity:
Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized,
75,000 shares issued and outstanding.  Liquidation preference $6.6 million
at December 31, 1998 and 1997.)                                                          1,500         1,500
Common stock ($2.00 par, 20,000,000 shares authorized, 10,323,194 and
7,602,992 shares issued and outstanding at December 31, 1998 and 1997,
respectively)                                                                           20,646        15,206
Capital surplus                                                                        125,364        56,553
Retained earnings                                                                       16,103        28,789
Net unrealized (losses) gains on available for sale securities, net of tax effect          (16)          482
                                                                                  ------------    ----------
Total stockholders' equity                                                             163,597       102,530
                                                                                  ------------    ----------
Total liabilities and stockholders' equity                                          $2,505,117    $1,678,831
                                                                                  ============    ==========



The accompanying notes are an integral part of these consolidated balance sheets

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except share data)


                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                          1998            1997            1996
                                                                       ---------       ---------       ---------
INTEREST INCOME:
       Interest and fees on loans                                      $ 159,495       $ 105,803       $  87,782
      Interest on investment securities                                    2,364           2,598           2,549
      Interest on mortgage-backed securities                               1,669           5,252           5,378
      Interest on trading securities                                       2,859              59               -
      Interest on federal funds sold                                       5,435           2,578           1,863
      Interest on other investments                                          971           1,544           1,486
                                                                       ---------       ---------       ---------
        Total interest income                                            172,793         117,834          99,058
                                                                       ---------       ---------       ---------
      INTEREST EXPENSE:
      Interest on deposits                                                81,157          57,849          50,102
      Interest on FHLB advances                                            6,103           1,364             650
      Interest on holding company debt                                       507             392               5
      Interest on other borrowings                                         1,842           1,137             488
                                                                       ---------       ---------       ---------
        Total interest expense                                            89,609          60,742          51,245
                                                                       ---------       ---------       ---------
        Net interest income                                               83,184          57,092          47,813
      PROVISION FOR LOAN LOSSES                                           14,261           3,247           2,758
                                                                       ---------       ---------       ---------
         Net interest income after provision for
             loan losses                                                  68,923          53,845          45,055
                                                                       ---------       ---------       ---------
      NONINTEREST INCOME:
      Income from mortgage banking activities                             40,600          15,009           1,002
      Gain on sale of loans                                                2,890           5,334           3,306
      Service charges and fees on deposits                                 4,472           3,701           3,173
      Loan fee income                                                      3,178           1,611           1,385
      Gain on sale of ORE-held for investment                                  -               -           1,207
      Gain on sale of securities, net                                      1,040           1,308             261
      Other operating income                                               3,977           2,488           1,404
                                                                       ---------       ---------       ---------
        Total noninterest income                                          56,157          29,451          11,738
NONINTEREST EXPENSES:
      Salaries and employee benefits                                      53,257          31,926          22,774
      Net occupancy expense                                               13,623           9,376           7,618
      Data processing fees                                                 3,743           2,970           2,484
      Advertising                                                         18,776           4,712             973
      Other operating expense                                             39,618          16,436          10,939
                                                                       ---------       ---------       ---------
        Total general and administrative expenses                        129,017          65,420          44,788
      Merger expenses                                                      3,233           1,144               -
      Restructuring cost                                                   6,673               -               -
      SAIF special assessment                                                  -               -           4,818
      Provisions for losses on ORE                                         1,603             530             111
      ORE expense, net of ORE income                                         (40)            396            (490)
      Amortization of goodwill & premium on deposits                       1,930             479             491
                                                                       ---------       ---------       ---------
       Total noninterest expenses                                        142,416          67,969          49,718
                                                                       ---------       ---------       ---------
    Income (loss) before income taxes and minority interest              (17,336)         15,327           7,075
    Income tax (provision) benefit                                         6,602          (6,165)         (2,772)
    Minority interests in income from subsidiary trust                    (1,687)           (701)              -
    Minority interest                                                          -            (674)           (505)
                                                                       ---------       ---------       ---------
        NET INCOME (LOSS)                                               $(12,421)      $   7,787       $   3,798
                                                                       =========       =========       =========
    PER SHARE DATA:
    Net income (loss) per common share-basic                              $(1.34)      $    1.16       $     .59
                                                                       =========       =========       =========
    Weighted average common shares outstanding-basic                   9,286,813       6,693,970       6,423,130
                                                                       =========       =========       =========
    Net income (loss) per common and common equivalent shares-diluted     $(1.34)      $    1.01       $     .53
                                                                       =========       =========       =========
    Weighted average common and common equivalent
      shares outstanding-diluted                                       9,286,813       7,920,926       7,204,217
                                                                       =========       =========       =========




  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                ($ in thousands)

                                 PERPETUAL PREFERRED                                            NET UNREALIZED
                                 CONVERTIBLE STOCK      COMMON STOCK                            GAINS/(LOSSES)
                                 ------------------- -------------------   --------   --------   ON AVAILABLE  --------
                                 SHARES               SHARES               CAPITAL    RETAINED     FOR SALE
                                 ISSUED   AMOUNT      ISSUED     AMOUNT    SURPLUS    EARNINGS    SECURITIES      TOTAL
                                 -------  ------     ---------   -------   --------   --------   -------------  --------
BALANCE, DECEMBER 31, 1995        75,000  $1,500     6,429,858   $12,859    $40,505   $17,731        $102       $ 72,697
Net income                             -       -             -         -          -     3,798           -          3,798
Net unrealized losses on
available for sale securities,
net of tax effect                      -       -             -         -          -         -        (204)          (204)
Dividends on preferred stock           -       -             -         -          -      (264)          -           (264)
Net change in minority interest        -       -        (8,338)      (17)       (49)        -           -            (66)
                                 -------  ------    ----------   -------   --------   -------        ----       --------
BALANCE, DECEMBER 31, 1996        75,000   1,500     6,421,520    12,842     40,456    21,265        (102)        75,961
Net income                             -       -             -         -          -     7,787           -          7,787
Net unrealized gains on
 available for sale securities,
 net of tax effect                     -       -             -         -          -         -         584            584
Exercise of stock options              -       -        21,300        43        197         -           -            240
Net change in minority interest        -       -        (2,537)       (5)      (487)        -           -           (492)
Issuance of common stock in
 merger transaction                    -       -       826,709     1,654     11,211         -           -         12,865
Conversion of subordinated
 debentures                            -       -       336,000       672      5,176         -           -          5,848
Dividends on preferred stock           -       -             -         -          -      (263)          -           (263)
                                 -------  ------     ----------   -------   --------   -------       ----       --------
BALANCE, DECEMBER 31, 1997        75,000   1,500      7,602,992    15,206     56,553    28,789        482        102,530
Net loss                               -       -              -         -          -   (12,421)         -        (12,421)
Net unrealized losses on
available for sale securities          -       -              -         -          -         -       (498)          (498)
Exercise of stock options              -       -         78,052       156        662         -          -            818
Issuance of common stock               -       -      2,642,150     5,284     67,598         -          -         72,882
Additional paid-in capital from
 performance stock options             -       -              -         -        551         -          -            551
Dividends on preferred stock           -       -              -         -          -      (265)         -           (265)
                                 -------  ------     ----------   -------   --------   -------       ----       --------
BALANCE, DECEMBER 31, 1998        75,000  $1,500     10,323,194   $20,646   $125,364   $16,103       $(16)      $163,597
                                 =======  ======     ==========   =======   ========   =======      =====       ========



                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                ($ in thousands)



                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ---------------------------------
                                              1998         1997        1996
                                            --------      ------      ------
Net income (loss)                            $(12,421)    $7,787      $3,798
Unrealized gains on securities:
 Unrealized holding gains, net of tax
 effect during period                            369       1,128         253
Less reclassification adjustment for
 gains realized in net income                   (867)       (544)       (457)
                                            --------      ------      ------
   Net unrealized gains (losses)                (498)        584        (204)
                                            --------      ------      ------
Comprehensive income (loss)                 $(12,919)     $8,371      $3,594
                                            ========      ======      ======




 The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
OPERATING ACTIVITIES:                                              1998        1997        1996
                                                                 -------     ------       -------
Net income (loss)                                                $(12,421)   $  7,787     $  3,798
Reconciliation of net income to net cash (used in)
provided by operating activities:
Provision for loan and ORE losses                                  15,864       3,853        2,869
Depreciation and amortization, net                                 17,092       5,903         (554)
Amortization of premium (accretion) of fair value, net              1,943        (918)         712
(Gain) on sale of loans                                           (43,490)     (1,358)       2,423
Loss/(gain) on sale of investment securities                       (1,463)       (724)        (457)
(Gain)/loss on sale of other real estate owned                        404        (118)      (1,820)
Capitalization of mortgage servicing/residual interest            (43,021)     (6,826)      (1,741)
Loss (gain) on disposal of premises and equipment                    (275)         14           (2)
Net  (increase) in deferred tax benefit                               (24)     (3,623)        (998)
Net (increase) decrease in other assets                           (15,943)     (4,194)       2,795
Net increase (decrease) in value of performance options               551           -            -
Net increase (decrease) in other liabilities                       15,530       1,611          216
                                                                 --------   --------      --------
Net cash (used in) provided by operating activities               (65,253)      1,407        7,241
                                                                 --------   --------      --------
INVESTING ACTIVITIES:
Proceeds from excess of deposit liabilities assumed over assets
 acquired, net of cash acquired                                   253,235       7,223            -
Proceeds from sales and maturities of:
 Investment securities held to maturity                             2,000       1,003        7,000
 Investment securities available for sale                          18,000     126,544      109,218
 Mortgage-backed securities held to maturity                            -           -       15,455
 Mortgage-backed securities available for sale                     37,055      50,627        6,393
 Mortgage-backed securities in trading portfolio                   33,778       2,764       13,496
Purchase of investment securities available for sale              (28,150)    (66,771)    (156,036)
Purchase of mortgage backed securities available for sale         (23,543)          -            -
Purchase of mortgage backed securities in trading portfolio       (12,000)     (4,468)     (20,105)
Principal repayment on mortgage backed securities                  34,529       9,809       27,212
Principal repayment on revenue bonds                                  245           -            -
Purchase of FHLB stock                                             (2,136)       (131)      (1,042)
Net increase in loans                                            (573,912)   (335,648)    (120,557)
Purchase of premises and equipment, net                           (14,685)    (10,437)      (2,430)
Proceeds from sale of other real estate owned                      (4,485)      5,501       11,175
Investments in other real estate owned (net)                          733       2,276          101
                                                                 --------    --------     --------
Net cash used in investing activities                            (279,336)   (211,708)    (110,120)
                                                                 --------    --------     --------
FINANCING ACTIVITIES:
Net increase in deposits                                          292,807     165,571      126,860
Net increase in repurchase agreements                              15,186       5,048       11,475
Net change of minority interest in FFO                                  -         645            -
Proceeds from issuance of common stock                             73,700         240            -
Proceeds from minority interest in trust subsidiary                     -      28,750            -
Proceeds from issuance of debt                                     32,000           -        6,000
Repayment of proceeds from FHLB advances, net                     (14,300)     27,868      (23,543)
Dividends on perpetual preferred stock                               (264)       (264)        (264)
                                                                 --------   ---------    ---------
Net cash provided by financing activities                         399,129     227,858      120,528
                                                                 --------    --------     --------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                   54,540      17,557       17,649
CASH AND CASH EQUIVALENTS, beginning of year                       88,070      70,513       52,864
                                                                 --------    --------     --------
CASH AND CASH EQUIVALENTS, end of year                           $142,610    $ 88,070     $ 70,513
                                                                 ========    ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for interest                         $ 72,610    $ 52,730     $  1,409
  Cash paid during the year for income taxes                       (7,618)      5,880        3,192
   Non-cash transactions:
   Conversion of subordinated debt                                      -       5,888            -
   Stock issued for minority interest in FFO                            -       5,307            -



  The accompanying notes are an integral part of these consolidated statements

                    REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998


1.  BUSINESS:


BASIS OF PRESENTATION AND ORGANIZATION


The consolidated financial statements of Republic Bancshares, Inc. (the "Company") include the accounts of the Company and its wholly-owned subsidiaries, RBI Capital Trust I ("RBI"), Republic Bank, F.S.B. (the "Savings Bank") and Republic Bank (the "Bank") and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., Tampa Bay Equities, Inc., and VQH Development, Inc. All financial information has been restated for the acquisitions of F.F.O. Financial Group, Inc. ("FFO") in 1997, Bankers Savings Bank, F.S.B. ("BSB") and Lochaven Federal Savings and Loan Association ("Lochaven") both in 1998. All significant inter-company accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary, which operates 61 branches throughout Florida and the Savings Bank which operates one branch in Florida and one branch in Georgia. The Bank's primary source of revenue has been derived from net interest income on loans and investments and income from mortgage banking activities.


BUSINESS COMBINATIONS


Bankers Savings Bank, F.S.B.
On November 5, 1998, BSB, Coral Gables, Florida, was merged into the Company (the "BSB Acquisition") in a stock transaction, with BSB stockholders receiving 396,872 shares of the Company's common stock (an exchange ratio of 0.5749 of a share for each share of BSB common stock). There were also 212,000 options outstanding for BSB common stock, which were exchanged for 121,853 options for the Company common stock. At the date of acquisition, BSB had total assets of $70.0 million, total loans of $46.2 million, total deposits of $61.1 million and operated two branches in Dade County. The BSB Acquisition was accounted for as a pooling of interests with the books and records of BSB combined with those of the Company at historical cost.

Lochaven Federal Savings and Loan Association
On November 5, 1998, Lochaven, Orlando, Florida, was merged into the Company (the "Lochaven Acquisition") in a stock transaction with Lochaven stockholders receiving 169,084 shares of the Company's common stock (an exchange ratio of 0.2776 of a share for each share of Lochaven common stock). There were also 35,000 options outstanding for Lochaven common stock, which were exchanged for 9,716 options of the Company common stock. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million, total deposits of $54.0 million and operated one branch in Orange County. The Lochaven Acquisition was accounted for as a pooling of interests with the books and records of Lochaven combined with those of the Company at historical cost.

F.F.O. Financial Group, Inc.

On September 19, 1997, FFO, St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County ("First Federal"), was merged into the Company in a stock transaction (the "FFO Merger"). At the time of the FFO Merger, Mr. William R. Hough owned a majority interest in the Company and FFO.


The FFO Merger was accounted for as a corporate reorganization in which Mr. Hough's interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which will be amortized over 10 years. The Company issued 1,668,370 shares of common stock to the controlling interest and 826,709 shares of common stock to the minority interest.

Firstate Financial, F.A.

On April 18, 1997, the Company acquired Firstate Financial, F.A. ("Firstate"), a thrift institution headquartered in Orlando, Florida, for a cash purchase of $5.5 million. At acquisition, Firstate had total assets of $71.1 million, total deposits of $67.9 million and operated a branch in each of Orange and Seminole Counties. The acquisition was accounted for using the purchase accounting rules, which do not require prior period restatement. The amount of goodwill recorded was $130,000. Accordingly, the Consolidated Statements of Operations only reflect activity subsequent to the acquisition date.


Prior Period Pooling Restatements

The pooling of interests method of accounting, which was used to account for the controlling interest in the FFO merger, and the BSB and Lochaven Acquisitions, requires the restatement of financial results for all prior periods presented. The Company's previously reported components of consolidated income and the amounts reflected in the accompanying consolidated statements of operations for the interim ten month period ended October 31, 1998 and two years ended December 31, 1997 and 1996, are as follows (in thousands):

                                     Ten months ended   Years Ended   December 31,
Net Interest Income:                 October 31, 1998      1997          1996
--------------------                 ----------------   -----------   ------------
Republic Bancshares, Inc                  $66,065         $53,534       $34,021
F.F.O. Financial Group, Inc.                    -               -         9,974
                                          -------         -------       -------
Combined as restated in 1997               66,065          53,534        43,995
Bankers Savings Bank, F.S.B.                1,318           1,557         1,356
Lochaven Savings and Loan Association       1,590           2,001         2,462
                                          -------         -------       -------
Combined as restated in 1998              $68,973         $57,092       $47,813
                                          =======         =======       =======

Net Income:
Republic Bancshares, Inc.                 $ 3,923         $ 8,571       $ 3,784
F.F.O. Financial Group, Inc                     -               -         1,600
Minority interest decrease                      -               -          (505)
                                          -------         -------       -------
Combined as restated in 1997                3,923           8,571         4,879
                                                                        =======
Bankers Savings Bank, F.S.B.                  657             156          (733)
Lochaven Savings and Loan Association         (10)           (940)         (348)
                                          -------         -------       -------
Combined as restated  in 1998             $ 4,570         $ 7,787       $ 3,798
                                          =======         =======       =======



CONSUMMATED AND PENDING ACQUISITIONS


NationsBank and Barnett Branches (consummated June 19, 1998 and August 20,
1998)

In December 1997, the Company entered into two agreements with BankAmerica Corporation ("BankAmerica", formerly NationsBank Corporation) to acquire eight branch offices of BankAmerica's subsidiary banks, NationsBank, N.A. ("NationsBank") and Barnett Bank N.A. ("Barnett"), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to the branches. The first agreement (the "Florida Agreement"), was consummated on June 19, 1998, representing the acquisition of three NationsBank branches and four Barnett branches, collectively, located throughout Florida (the "Florida Branches"). The second agreement (the "Georgia Agreement"), was consummated August 20, 1998, for a Barnett branch located in Brunswick, Georgia (the "Georgia Branch"). When acquired on June 19, 1998, the Florida Branches had deposit liabilities of $199.9 million and loans of $114.4 million, and the Georgia Branch, at acquisition, had deposit liabilities of $16.9 million and loans of $7.5 million. The Company paid a deposit premium of $24.0 million and loan premium of $3.2 million, and a $5.5 million premium for real and personal property for the NationsBank and Barnett branches. These purchases were both accounted for using purchase accounting rules, with deposit premiums being amortized using the straight-line method over a 10-year period and the loan and property premiums being amortized over the life of the underlying assets.

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


BankAmerica (formerly NationsBank) and Barnett Branch Lease Assumptions and Facility Purchases

The Company and BankAmerica entered into a series of purchase, lease assumption and sublease agreements under which the Company purchased three former NationsBank branch offices and leased 22 former branches of NationsBank and Barnett Bank that were closed in connection with the merger of NationsBank and Barnett. These branch office sites are located throughout the State of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Dade, Marion, Palm Beach, Pinellas and Volusia Counties. The Company paid BankAmerica $3.8 million for the three purchased offices and, in addition to assuming the lease obligations, paid approximately $3.0 million (for furniture, fixtures and equipment and certain real estate and as a premium) in connection with the lease assumption transactions.


RBI CAPITAL TRUST I ("RBI")


RBI is a wholly owned subsidiary of the Company, which was formed on May 29, 1997, to issue Cumulative Trust Preferred Securities (the "Preferred Security or Securities"), to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in junior subordinated debt of the Company, which also has an interest rate of 9.10%.
The Company used the proceeds from the junior subordinated debt to increase the equity capital of the Bank. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears, with the first payment having been paid on September 30, 1997. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the Preferred Securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. If payments are deferred, the Company will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company has the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, the Company has the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to the Company having received regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.


The Company has reported its obligation, with respect to the holders of the Preferred Securities, as a separate line item on its audited Consolidated Balance Sheets under the caption "Company-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the Company". The related dividend expense, net of the tax benefit, is reported as a separate line item on the Consolidated Statements of Operations under the caption "Minority interest in income from subsidiary trust."

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


INVESTMENT SECURITIES


Securities that the Company has both the positive intent and ability to hold to maturity are classified as "Held to Maturity" and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities "Available for Sale", which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect. Investments identified as "Trading", include mortgage-backed securities resulting from the securitization of residential and High LTV Loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread, interest only-strip. Trading securities are carried at market value with any unrealized gains or losses included in the Consolidated Statements of Operations under "Gain on sale of securities, net."


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


Loan origination and commitment fees net of certain costs are deferred, and the amount is amortized as an adjustment to the related loan's yield, generally over the contractual life of the loan. Unearned discounts and premiums on loans purchased are deferred and amortized as an adjustment to interest income on a basis that approximates level rates of return over the term of the loan.


HEDGING CONTRACTS AND LOANS HELD FOR SALE


The Company manages its interest rate market risk on the loans held for sale and its estimated future commitments to originate and close mortgage loans for borrowers at fixed prices ("Locked Loans") through hedging techniques which include listed options and fixed price forward delivery commitments ("Forward Commitments") to sell mortgage-backed securities or specific whole loans to investors on a mandatory or best efforts basis. The Company records the inventory of loans held for sale at the lower of cost or market on an aggregate basis after considering any market value changes in the loans held for sale, Locked Loans, and Forward Commitments. Transfers of loans held for sale, to the portfolio category, are recorded at the lower of cost or market value.

ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES


The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which was effective for the Company's fiscal year beginning January 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to providing further guidance related to the recording of mortgage servicing rights ("MSRs"), SFAS No. 125 required that the Company classify loans held for sale which are securitized and retained in the Company's portfolio, residual interest retained and excess spread interest only-strip as trading assets. Consequently, the Company is required to carry these assets at their current market value as of the balance sheet date with the resulting valuation adjustments recorded in the Consolidated Statements of Operations.


The Company uses an automated portfolio analysis system to value its MSR's at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. The Company had no valuation allowances recorded for the years ended December 31, 1998 and 1997. The following table shows the amount of servicing assets which were capitalized and amortized, and the fair value of those assets as of December 31, for the periods indicated (in thousands):



                                                      1998         1997        1996
                                                    -------       ------      ------
Balance, beginning of year                          $ 7,172       $2,011       $  113
Rights acquired through Firstate Acquisition              -          225            -
Capitalized servicing assets                         20,418        5,517        1,970
Amortization                                         (4,660)        (581)         (72)
                                                    -------       ------       ------
Balance, end of year                                $22,930       $7,172       $2,011
                                                    =======       ======       ======

Fair value of assets                                $29,608       $7,552       $2,332
                                                    =======       ======       ======



ALLOWANCE FOR LOAN LOSSES


The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. The Company's allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.


ACCOUNTING FOR IMPAIRMENT OF LOANS


The Company's identificaiton of impaired loans considers those loans which are nonperforming and have been placed on non-accrual status and those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of December 31, 1998, $22.0 million of loans were considered impaired by the Company. Approximately $11.9 million of these loans required valuation allowances, totaling $1.4 million, which are included within the overall allowance for loan losses at December 31, 1998. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.


As of December 31, 1997, $23.3 million of loans were considered impaired by the Company. Approximately $16.5 million of these loans required valuation allowances, totaling $2.9 million, which were included within the overall allowance for loan losses at December 31, 1997.

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


                                                     YEARS
                                                     -----
    Buildings and improvements                         39
    Furniture and equipment                             7
    Leasehold improvements                           5-15



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


EARNINGS PER SHARE


In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," SFAS No. 128 simplifies the method for computing and presenting earnings per share ("EPS") previously required by APB Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. SFAS No. 128 was effective for periods ending after December 15, 1997, and required restatement of all prior period EPS data. It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

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


PREMIUM ON DEPOSITS


A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over three to ten years. Approximately $32.7 million and $202,000 was included in other assets in the accompanying financial statements, as of December 31, 1998, and 1997.


STOCK-BASED COMPENSATION PLANS


The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation", which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used are to determine the pro forma effects of SFAS No. 123.


REPORTING COMPREHENSIVE INCOME


In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which was effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances in the financial statements. Management implemented SFAS No. 130 in the year ended December 31, 1997.


DISCLOSURES ABOUT BUSINESS SEGMENTS


In June 1997, the FASB adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which was effective for the Company's fiscal year beginning January 1, 1998. SFAS No. 131 establishes standards for the way the Company reports information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. The Company's commercial banking and mortgage banking activities constitute operating segments for which the Company has provided additional disclosure regarding their respective assets, revenues, profit or loss and other operating data. Management implemented SFAS No. 131 in the year ended December 31, 1997.

DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS


In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". SFAS No. 132 revises the disclosure requirements for employees' pensions and other post-retirement benefit plans. SFAS No. 132 was effective for fiscal years beginning after December 15, 1997, earlier application was encouraged. Management implemented SFAS No. 132 in the year ended December 31, 1997.


ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE FOR INTERNAL USE

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Management believes the effect of adopting SOP 98-1 will not have a material impact on the accompanying consolidated financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Management is currently assessing the financial implications of SFAS No. 133 and has not yet determined if the adoption will have a material effect upon the results of operations.

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


RECLASSIFICATIONS


Certain reclassifications have been made to prior period financial statements to conform to the 1998 financial statement presentation.

     3. INVESTMENT SECURITIES:


The Company's investment securities consisted primarily of U.S. Treasury Bills, Notes, and Agencies. The investment securities of the Company at December 31, 1998 and 1997, are summarized as follows (in thousands):




                                   Amortized  Unrealized      Unrealized    Market
                                      Cost       Gains          Losses      Value
                                   ---------  ----------      ----------   -------
 AT DECEMBER 31, 1998:
 Available for sale securities:
 U.S. Government Treasuries         $23,564     $   137      $     -       $23,701
 U.S. Agencies                        5,000           -           (94)       4,906
  Revenue bond                        2,298          98            -         2,396
                                 ----------  ----------      -------       -------
 Total                              $30,862     $   235          $(94)     $31,003
                                 ==========  ==========      ========      =======

 AT DECEMBER 31, 1997:
 Available for sale securities:
 U.S. Government Treasuries         $10,512     $     9      $     -       $10,521
 U.S. Agencies                        4,000          14            -         4,014
  Revenue bond                        1,545           -            -         1,545
                                 ----------  ----------      -------       -------
 Total                              $16,057     $    23      $     -       $16,080
                                 ==========  ==========      =======       =======

 Held to maturity securities:
 U.S. Agencies                        8,000           -         (172)        7,828
                                 ----------  ----------      -------       -------
 Total                              $24,057     $    23      $  (172)      $23,908
                                 ==========  ==========      =======       =======

 BOOK VALUE AT DECEMBER 31:                        1998         1997
                                             ----------      -------
 Available for sale securities                  $31,003      $16,080
 Held to maturity  securities                         -        8,000
                                             ----------      -------
   Total                                        $31,003      $24,080
                                             ==========      =======


The amortized cost and estimated market value of investment securities at December 31, 1998, by contractual maturity are shown below (in thousands):


                                                    Available-for-Sale
                                                ----------------------------
                                                                   Weighted
                                               Amortized   Market   Average
                                                  Cost     Value     Yield
                                               ---------   ------   --------
      Due in 1 year or less                     $21,560   $21,679    5.37%
      Due after 1 year through 5 years            8,304     8,313    5.10
      Due after 5 years                             998     1,011    6.23
                                                -------   -------
      Total                                     $30,862   $31,003    5.32%
                                                =======   =======



There were no sales of U.S. Treasury and Federal Agency Notes during the year ended 1998. Proceeds from sales of U.S. Treasury and Federal Agency Notes during the years ended 1997 and 1996, were $55.1 million and $7.5 million, respectively. Gross losses of $7,100 and $0 were realized for the years ended December 31, 1997 and 1996, respectively. Gross gains of $193,200 and $45,400, were realized during the years ended December 31, 1997 and 1996, respectively. U.S. Treasuries and Federal Agency Notes with a book value of $27.5 million and $10.5 million at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes.

4. MORTGAGE-BACKED AND HIGH LTV LOAN SECURITIES:


Mortgage-backed securities ("MBS") sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (i) the Government National Mortgage Association ("GNMA"); (ii) the Federal Home Loan Mortgage Corporation ("FHLMC"); and (iii) the Federal National Mortgage Association ("FNMA"). During 1998 and 1997 the Company securitized conventional and government insured first lien mortgage loans with carrying values at securitization of $67.3 million and $17.9 million, respectively. The Company also securitized High LTV Loans in 1998 and 1997 with carrying values at securitization of $240.0 million and $60.0 million, respectively. Securities held to maturity are recorded at amortized cost, while securities available for sale and trading are recorded at estimated market value. Mortgage-backed and High LTV Loan securities that were retained on the balance sheet at December 31, 1998 and 1997 are summarized as follows (in thousands):

                                           Amortized     Unrealized    Unrealized   Market
                                            Costs          Gains         Losses     Value
                                       --------------  --------------  ----------  -------
AT DECEMBER 31, 1998:
Available for sale securities:
GNMA securities                               $ 1,939         $    11    $     -   $ 1,950
FHLMC securities                               10,025              26        (61)    9,990
FNMA securities                                15,615              44       (136)   15,523
Other MBS securities                            5,282               5        (37)    5,250
                                       --------------  --------------  ---------   -------
  Total MBS available for sale                $32,861         $    86    $  (234)  $32,713
                                       ==============  ==============  =========   =======
Trading securities:
GNMA securities                               $24,695         $   651    $     -   $25,346
Republic Bank Owner Trust 1998-1 B2            10,863               -          -    10,863
Republic Bank Owner Trust 1997-1:
Overcollateralization                           5,101               -          -     5,101
  Residual interest                             2,645               -          -     2,645
Republic Bank Owner Trust 1998-1:
Overcollateralization                           5,827               -          -     5,827
  Residual interest                            11,839               -          -    11,839
Excess servicing, interest only-strip           4,446               -          -     4,446
                                       --------------  --------------  ---------   -------
Total MBS trading securities                  $65,416         $   651    $     -   $66,067
                                       ==============  ==============  =========   =======
AT DECEMBER 31, 1997:
Held to maturity securities:
FHLMC securities                              $    33         $     -    $     -   $    33
                                       --------------  --------------  ---------   -------
Total MBS securities held to maturity         $    33         $     -    $     -   $    33
                                       ==============  ==============  =========   =======
Available for sale securities:
GNMA securities                               $41,395         $   648    $     -   $42,043
FHLMC securities                                5,963               -         (9)    5,954
FNMA securities                                 6,644             104         (2)    6,746
Other MBS securities                              716               8          -       724
                                       --------------  --------------  ---------   -------
  Total MBS available for sale                $54,718         $   760    $   (11)  $55,467
                                       ==============  ==============  =========   =======
Trading securities:
GNMA securities                               $16,346         $   478    $     -   $16,824
FNMA Title 1 securities                         1,200               -          -     1,200
Republic Bank Owner Trust 1997-1 M2             4,350               -          -     4,350
Republic Bank Owner Trust 1997-1 B              4,350               -          -     4,350
Republic Bank Owner Trust 1997-1
Overcollateralization                           2,400               -          -     2,400
  Residual interest                             4,988               -          -     4,988
Excess servicing, interest only-strip           2,077               -          -     2,077
                                       --------------  --------------  ---------   -------
Total MBS trading securities                  $35,711         $   478    $     -   $36,189
                                       ==============  ==============  =========   =======

BOOK VALUE AT DECEMBER 31:                                     1998       1997
                                                              -----      -------

Held to maturity securities                                   $     -    $    33
Available for sale securities                                  32,713     55,467
Trading securities                                             66,067     36,189
                                                              -------    -------
        Total MBS                                             $98,780    $91,689
                                                              =======    =======



At December 31, 1998, the trading asset category included the following securities as a result of the Company's securitization of High LTV Loans: (i) a $10.9 million subordinate tranche purchased from the Company's securitization of High LTV Loans in June 1998; and (ii) $25.4 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998. The Company has recorded these assets at what it believes to be their fair market value; however, there is currently no ready market for subordinate tranches and residual interests in cash flows from securitization of High LTV Loans.


The amortized cost and estimated market value of the MBS portfolio at December 31, 1998, based on stated maturities and/or re-pricing characteristics are shown below (in thousands):



                                                    Less Than        One - Five     Over Five
                                                     One Year           Years         Years     Total
                                                    ---------        ----------     ---------   ------
AMORTIZED COST:
Available for sale securities:
GNMA securities - fixed rate                          $     -              $-       $ 1,939    $ 1,939
FHLMC securities - fixed rate                           3,208               -         5,809      9,017
FHLMC securities - variable rate                        1,008               -             -      1,008
FNMA securities - fixed rate                                -               -        13,632     13,632
FNMA securities - variable rate                         1,983               -             -      1,983
Other MBS securities - fixed rate                           -               -         5,282      5,282
Trading securities:
GNMA securities - variable rate                        24,695               -             -     24,695
ortgage related residual assets - fixed rate               -               -         40,721     40,721
                                                      -------            ----       -------    -------
Total MBS trading securities                          $30,894              $-       $67,383    $98,277
                                                      =======            ====       =======    =======

FAIR VALUE:
Available for sale securities:
GNMA securities - fixed rate                          $     -              $-       $ 1,950    $ 1,950
FHLMC securities - fixed rate                           3,205               -         5,751      8,956
FHLMC securities - variable rate                        1,034               -             -      1,034
FNMA securities - fixed rate                                -               -        13,563     13,563
FNMA securities - variable rate                         1,960               -             -      1,960
Other MBS securities - fixed rate                           -               -         5,250      5,250
Trading securities:
GNMA securities - variable rate                        25,346               -             -     25,346
Mortgage related residual assets - fixed rate               -               -        40,721     40,721
                                                      -------            ----       -------    -------
Total MBS trading securities                          $31,545              $-       $67,235    $98,780
                                                      =======            ====       =======    =======



The amortized cost and estimated market value of the MBS portfolio at December 31, 1998 by contractual maturity are shown below (in thousands). Actual maturities may differ from contractual maturities because of prepayments of the underlying mortgages:

                                                       Estimated    Weighted
                                         Amortized       Market     Average
                                            Cost         Value       Yield
                                         ----------    --------     --------
                Due 1 year or less        $3,208       $ 3,205       6.89%
                Due 5 - 10 years          43,749        43,797       8.14%
                Due after 10 years        51,320        51,778       6.08%
                                         -------       -------
                Total                    $98,277       $98,780       7.02%
                                         =======       =======

Proceeds from sales of MBS securities during the years ended December 31, 1998, 1997 and 1996 were $79.1 million, $59.1 million and $47.8 million, respectively. Gross gains of $1.2 million, $359,500 and $495,800 and gross losses of $363,000, $1,900 and $85,800, respectively, were realized on these sales. MBS with a book value of $37.8 million and a market value of $38.3 million were pledged to secure repurchase agreements at December 31, 1998. Net unrealized holding gains on trading securities of $173,000, $764,000, and $26,000 were included in income during 1998, 1997, and 1996, respectively.


5. LOANS AND LOANS HELD FOR SALE:


Loans and loans held for sale at December 31, 1998 and 1997, are summarized as follows (in thousands):



                                                            1998         1997
                                                         ---------   ---------
Real estate mortgage loans:
One-to-four family residential                           $ 977,227   $ 689,106
Multi-family residential                                    97,264      88,396
Commercial real estate                                     379,797     278,951
High LTV Loans                                             116,744           -
Construction/land development                              130,415      51,511
Home equity loans                                           76,261      46,091
Commercial loans                                            84,267      39,387
Consumer loans                                              43,227      27,146
                                                         ---------   ---------
Total gross portfolio loans                              1,905,202   1,220,588
Less-allowance for loan losses                             (28,077)    (22,023)
Less-undisbursed loans in process                                -        (357)
Less-premiums and unearned discounts on loans purchased        275      (3,273)
Less-unamortized loan fees, net                             (9,188)     (1,058)
                                                         ---------   ---------
Total loans held for portfolio                           1,868,212   1,193,877
Residential loans held for sale: Residential
first mortgage loans                                       184,176     141,556
Title 1/High LTV Loans                                           -      45,670
                                                        ----------  ----------
Total loans                                             $2,052,388  $1,381,103
                                                        ==========  ==========



Mortgage loans serviced for others as of December 31, 1998 and 1997, were $1.5 billion and $381.9 million, respectively. Loans on which interest was not being accrued totaled approximately $35.6 million, $29 million, and $25.5 million at December 31, 1998, 1997 and 1996, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $3.2 million, $2.3 million, and $1.8 million in the years ended December 31, 1998, 1997 and 1996, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1998 and 1997, totaled approximately $1.2 million and $196,000, respectively. The Company restructured loans totaling $411,000 and $0 during 1998 and 1997, respectively.


6. ALLOWANCE FOR LOAN LOSSES:


Changes in the allowance for loan losses were as follows (in thousands):



                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                     1998       1997          1996
                                                   -------     -------      -------
 BALANCE, beginning of year                        $22,023     $19,774      $21,097
Provision for possible loan losses                  14,261       3,247        2,758
Allowance from Firstate Acquisition                      -         132            -
Discount on purchased loans allocated
to (from) allowance for loan losses                 (4,303)         39      (1,732)
Loans charged-off                                   (4,394)     (1,402)      (2,645)
Recoveries of loans charged-off                        490         233          296
                                                   -------     -------      -------
 BALANCE, end of year                              $28,077     $22,023      $19,774
                                                   =======     =======      =======

While management believes that the allowance for loan losses is adequate at December 31, 1998, based on currently available information, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral or other factors. Additionally, the Florida Department of Banking and Finance, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.


Included in the $14.3 million of provisions for loan losses for 1998 was $10.0 million which represented provisions necessary to maintain the adequacy of the allowance considering transfer of High LTV Loans and nonconforming residential loans to the portfolio. The portion of the allowance for loan losses, that were created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of December 31, 1998 and 1997, approximately $2.3 million and $7.0 million of the allowance remained from the allocation of discounts on purchased loans.


7. PREMISES AND EQUIPMENT:


Premises and equipment at December 31, 1998 and 1997, included (in thousands):



                                                     1998         1997
                                                   -------       -------
   Land                                            $10,524       $ 8,402
   Buildings and improvements                       31,414        22,828
   Furniture and equipment                          31,035        20,421
   Leasehold improvements                            4,504         3,043
   Construction in progress                          2,302         1,138
                                                   -------       -------
   Total premises and equipment                     79,779        55,832
   Less-accumulated depreciation and amortization  (19,505)      (16,541)
                                                   -------       -------
   Premises and equipment, net                     $60,274       $39,291
                                                   =======       =======



8. OTHER REAL ESTATE ("ORE"):


State banking regulations require the Company to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. There were two ORE properties with book values totaling approximately $1.1 million at December 31, 1998, which were required to be disposed of by year-end. The largest piece of these properties is a tract of land carried at $884,000 acquired through foreclosure in 1988 that has partially been developed as a shopping center site. During 1998, the Company recorded $1.4 million of valuation allowances on this property. The Company will be required to write-off the remaining book value of this property, for regulatory purposes, if it has not been sold by March 31, 1999. Negotiations for the sale of this property are currently in process.
The Company has been granted an extension on the second piece of property, with a book value of $191,500, until November 30, 1999. This property, consisting of residential lots, is currently under contract with closings to begin in the first quarter of 1999.


Loans converted to ORE through foreclosure proceedings totaled $4.9 million, and $6.5 million, for the years ended December 31, 1998 and 1997, respectively. Sales of ORE that were financed by the Company totaled $86,000 and $113,000 for the years ended December 31, 1998 and 1997, respectively.


Changes in the valuation allowance for ORE were as follows (in thousands):



                                    For the Years Ended December 31,
                                    --------------------------------
                                     1998         1997         1996
                                    ------       ------       ------
       BALANCE, beginning of year   $3,279       $2,672       $2,090
       Provision                     1,603          530          111
       Charge-offs, net               (477)          77          471
                                    ------       ------       ------
       BALANCE, end of year         $4,405       $3,279       $2,672
                                    ======       ======       ======

9. INCOME TAXES:

Income taxes are comprised of the following (in thousands):

                                               For the Years Ended
                                                   December 31,
                                          ---------------------------------
                                          1998           1997         1996
                                         ------         ------       ------
      Current  (benefit)/provision      $(4,272)       $ 7,916       $3,762
  Deferred provision/(benefit)           (2,330)        (1,751)        (990)
                                        -------        -------       ------
                                        $(6,602)       $ 6,165       $2,772
                                        =======        =======       ======


At December 31, 1998, the Company had approximately $18.2 million of remaining federal and $38.2 million of state net operating loss carry-forwards. These carry-forwards expire in the years 2005 through 2018. Following the change of ownership in 1993, and the four acquisitions in 1997 and 1998, recognition of net operating loss carry-forwards are limited to approximately $732,000 each year under the rules of IRC Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.


A portion of the net operating loss incurred during 1998 will be carried back to the previous two years for federal income tax purposes. The remaining 1998 federal and state carry-forwards of $10.6 million and $28.2 million, respectively, which are included above are not subject to any annual limitations.


Deferred tax assets and liabilities were comprised of the following at December 31, 1998 and 1997 (in thousands):



                                                            1998        1997
                                                           ------      ------
Gross deferred tax assets:
 Tax bases over financial bases for loans
    (loan loss allowance and discounts)                   $ 10,217    $ 6,134
 Financial amortization of premium over tax amortization       722        701
 Interest on non-accrual loans                                 584        560
 Tax bases over financial bases for ORE                      2,202      1,597
 Net operating losses and tax credit carry-forward           7,859      3,249
 Mark-to-market-loans held for sale                          1,192      1,268
 Accrued restructuring and other costs                       2,192        263
 Other                                                         169        400
                                                          --------    -------
  Gross deferred tax asset                                  25,137     14,172
                                                          --------    -------
Gross deferred tax liabilities:
 Gains on sale of loans-financial bases
   greater than tax bases                                  (12,814)    (3,202)
 Fixed assets - financial bases greater
   than tax bases                                           (1,272)    (1,230)
 Purchased assets - FMV adjustments                           (368)      (227)
   Other                                                      (979)    (1,551)
                                                          --------    -------
   Gross deferred tax liabilities                          (15,433)    (6,210)
   Less valuation allowance                                   (523)      (827)
                                                          --------    -------
   Net deferred tax asset                                 $  9,182    $ 7,135
                                                          ========    =======


The net deferred tax asset relating to the unrealized gain on available for sale securities which is recorded directly to stockholders' equity, decreased during 1998 by $283,000 and increased during 1997 by $352,000.


Through the merger of FFO in 1997, and Bankers and Lochaven in 1998, the Company acquired unrecognized deferred tax liabilities of approximately $3,191,000, $17,000 and $69,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, the Company ceases to be a bank, these reserves shall be taken into account ratably over the six taxable year period beginning with such taxable year.

The Company's effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows (in thousands):



                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                     1998         1997        1998
                                                   -------       ------      ------
Computed "expected" tax provision (benefit)        $(5,894)      $5,226      $2,406
Increase (reduction) of taxes:
Tax-exempt interest income                             (18)         (20)        (22)
  Valuation allowance on deferred tax asset              -          286         294
Goodwill amortization                                  162           47           -
  State taxes                                         (624)         550         285
  Other                                               (228)          76        (191)
                                                   -------       ------      ------
         Total                                     $(6,602)      $6,165      $2,772
                                                   =======       ======      ======



10.  OTHER BORROWINGS:


FHLB ADVANCES


At December 31, 1998, the Company was required by its collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 1998 and 1997 were collateralized by such loans and securities totaling $25.0 million and $39.3 million, respectively. In addition, all of the Company's FHLB stock is pledged as collateral for such advances.


Maturities and average interest rates of advances from the FHLB as of December 31, 1998 and 1997, were as follows (in thousands):



              Maturities in                         Balance at
              Year Ending         Weighted          December 31,
              December 31,      Average Rate   ---------------------
              ------------      ------------      1998         1997
                 1998                   6.44%     $     -    $39,300
                 1999                   5.15       25,000          -
                                               ----------    -------
                   TOTAL                          $25,000    $39,300
                                               ==========    =======



SENIOR DEBT


On September 24, 1998, the Company entered into a loan agreement ("Loan Agreement") with SunTrust Bank, Central Florida, N.A. ("SunTrust"), pursuant to which SunTrust extended a non-revolving line of credit ("Senior Debt") for up to $25.0 million to the Company. Interest on the loan made pursuant to the Senior Debt is payable monthly and the maturity date for the loan is September 25, 1999. Certain terms of the Loan Agreement, including the interest rate to be paid, was contingent upon the Company reducing its investment in assets related to High LTV Loans. On September 25, 1998, the Company received the full $25.0 million balance under the line of credit. The Company contributed the proceeds of the Senior Debt to the Bank in order to maintain the regulatory capital of the Bank at "well capitalized" levels and to support the Bank's planned branch expansion activities. The Company paid an average rate of 7.58% during 1998. On December 30, 1998, the loan agreement was modified to avoid default under debt service coverage requirements of the Loan Agreement (the "Modification"). The terms of the Modification included that: (i) on and after January 1, 1999, the loan shall bear interest equal to LIBOR plus 1.50%; (ii) the Loan Agreement will be considered in default if, at any time during the term of the loan, the borrower's regulatory rating falls below a "3" on a scale of 1 to 5 ("1" being the highest, "5" being the lowest) or the borrower or any of its subsidiaries become subject to a 'cease and desist' order imposed by a regulatory authority; and (iii) Mr. William R. Hough, a director and principal stockholder of the Company, agreed that at any time on or after March 31, 1999, upon the written request of SunTrust, to purchase the loan from SunTrust at face value, plus accrued and unpaid interest and any and all other costs or expenses due SunTrust pursuant to the Loan Agreement.

On March 19, 1999, the loan agreement was further amended to extend the date for SunTrust's option to request purchase of the loan from March 31, 1999 to September 24, 1999, the maturity date of the loan. The Company agreed to establish an interest reserve account with SunTrust and to deposit in the account sufficient funds to pay interest on the note through the maturity date. SunTrust retained its right to request purchase of the loan in the event the Bank failed to comply with financial covenants of the loan agreement which require the Bank to: (i) maintain its ratio of nonperforming assets to assets at no more than three percent; (ii) maintain its debt service coverage ratio at no less than two to one; and (iii) eliminate the excess of dividends paid by the Bank to the Holding Company over the Bank net income for the current and preceding two years by June 30, 1999.


HOLDING COMPANY UNSECURED NOTES


On December 30, 1998, the Company entered into loan agreements with certain members of its Board of Directors to borrow $7.0 million in unsecured notes. Interest on these notes is payable monthly at a variable rate, changing every 90 days, equal to the three month LIBOR rate plus 2.50%. The initial rate was 7.747%. The notes mature on September 25, 1999. The Company contributed $5.0 million of the proceeds from these unsecured notes to the Bank in order to maintain the regulatory capital of the Bank at "well-capitalized" levels. The remaining $2.0 million of the proceeds was retained by the Company to service the Company's debt. The repayment of principal and interest on these notes is subordinate to the payment of all principal and interest on the Senior Debt, and the payment of interest on the Company-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely the junior subordinated debentures of the Company.


11. OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:


CONCENTRATION OF CREDIT RISK


The Company's core customer loan origination base is located along the West Coast and in central Florida. The majority of the Company's purchased loan portfolio is concentrated in the states of Florida, California, Texas, and in the northeastern United States. At December 31, 1998 and 1997, approximately 93% and 95%, respectively, of the Company's loan portfolio was secured by real estate. Mortgage loans secured by one-to-four family properties comprised approximately 51% and 56%, respectively, of total mortgage loans at December 31, 1998 and 1997.


OFF-BALANCE-SHEET ITEMS


The Company enters into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to limit exposure to changes in the value of loans held for sale. These financial instruments include commitments to extend credit, commercial and standby letters of credit, and forward contracts for the delivery of loans. These instruments involve, to varying degrees, elements of credit and interest-rate risks that are not recognized in the accompanying consolidated balance sheets.


The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


A summary of financial instruments with off-balance-sheet risk at December 31, 1998, is as follows (in thousands):

                                                        Contractual
                                                           Amount
                                                        -----------
            Commitments to extend credit                   $255,329
            Unfunded lines of credit                        201,959
            Commercial and standby letters of credit         11,396
                                                        -----------
            Total                                          $468,684
                                                        ===========


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on management's credit evaluation of the counter party. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit, which have been extended to customers.


Commercial and standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company typically holds certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower. Outstanding, unsecured standby letters of credit at December 31, 1998 totaled approximately $2.6 million.


At December 31, 1998, in connection with managing the interest rate market risk on its loans held for sale of $184.2 million and Locked Loans (without consideration for any fallout) of $126.1 million, the Company had outstanding $86.0 million (estimated fair value of $85.2 million) of Forward Commitments which expire over the next two months, the period when the loans are expected to be sold and Locked Loans are expected to close.


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


COMMITMENTS


The Company has entered into a number of noncancelable operating leases primarily for branch banking locations. At December 31, 1998, minimum rental commitments based on the remaining noncancelable lease terms were as follows (in thousands):



               1999                                          $4,375
               2000                                           4,142
               2001                                           3,697
               2002                                           3,241
               2003                                           2,882
               Thereafter                                     7,281
                                                            -------
                 Gross operating lease commitments           25,618
               Less-sublease rentals                         (1,702)
                 Net operating lease commitments            $23,916
                                                            =======



Total rent expense for the years ended December 31, 1998, 1997 and 1996, was $4.0 million, $3.0 million, and $2.5 million, respectively. Total rental income from subleases for the years ended December 31, 1998, 1997 and 1996, was $1.2 million, $1.2 million, and $1.6 million, respectively.


During 1994, a capital lease obligation of approximately $981,000 was incurred related to the leasing of data processing equipment with an implicit rate of 7.49%. Minimum lease payments under this capital lease are approximately $107,000 in 1999. In addition, the Company is obligated to make processing payments in relation to its computer facilities of approximately $2.0 million in 1999 and 2000 and $328,000 in 2001.


CONTINGENCIES


In December 1998, the Company received a claim from a former vendor that provided printing and direct mailing services for the Company's mortgage banking operation which alleges that the vendor is owed damages of approximately $13 million for breach of contract. The claim is based on a term contract executed by the former manager of the High LTV Loan origination unit who was not an officer of the Company or the Bank at the time the contract was executed. The Company has filed a lawsuit against the vendor and the former manager alleging civil conspiracy and fraud in connection with the execution of the contract. The vendor has, at this same time, filed an arbitration proceeding against the Company relating to the same issue. This matter is in the discovery phase.


The Company is also subject to various other legal proceedings and claims which arise in the normal course of business. Based on information presently available, in the opinion of management, the amount of liability with respect to these other proceedings would not have a material effect on the financial statements.


12. EMPLOYEE BENEFIT PLANS:


On January 1, 1987, a retirement plan was adopted, covering substantially all employees, which includes a 401(k) arrangement. The Company's contributions were $683,800, $437,200, and $186,900 in the years ended December 31, 1998,
1997 and 1996, respectively.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS:


Generally, the Company's practice and intent is to hold its financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of the Company's financial instruments lack quoted market prices. Although the Company has incorporated what it considers appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair values presented neither include nor give effect to the values associated with the Company's business, existing customer relationships, and branch banking network, among other things.


The following estimates of the fair value of certain financial instruments held by the Company include only instruments that could reasonably be evaluated.
The investment and mortgage backed securities portfolio was evaluated using market quotes, where available or fair market values calculations as of December 31, 1998 and 1997. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows at current market, after adjusting for credit deterioration and an average prepayment assumption, were used based upon current rates the Company would use in extending credit with similar characteristics. These rates may not necessarily be the same as those, which might be used by other financial institutions for similar loans. Cash and due from banks and federal funds sold were valued at cost. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates. The value of the Company's mortgage servicing rights was determined using the discounted cash flows from servicing less the carrying value of those servicing rights.


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

The table below illustrates the estimated fair value of the Company's financial instruments as of December 31 using the assumptions described above (in thousands):

                                                               1998       1997
                                                             ---------  ---------
Financial     Assets:
  Cash and due from banks                                    $  46,143  $  48,062
                                                             =========  =========
  Interest bearing deposits in banks                             3,467      6,817
                                                             =========  =========
  Federal funds sold                                            93,000     33,191
                                                             =========  =========
  Investment and mortgage backed securities                    129,783    115,597
                                                             =========  =========
  Loans and loans held for sale                              2,100,862  1,408,174
                                                             =========  =========
  Mortgage servicing rights                                     29,608      7,552
                                                             =========  =========

Financial Liabilities:
  Deposits                                                   2,200,203  1,477,038
                                                             =========  =========
  Securities sold under agreements to repurchase                36,640     21,454
                                                             =========  =========
  FHLB advances                                                 25,000     39,254
                                                             =========  =========
  Holding company senior debt                                   25,000          -
                                                             =========  =========
  Holding company unsecured notes                                7,000          -
                                                             =========  =========
  Standby letters of credit                                     11,396     12,168
                                                             =========  =========
  Commitments to extend credit and unfunded lines of credit    457,288    232,711
                                                             =========  =========



14.  STOCKHOLDERS' EQUITY


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


DIVIDENDS


Florida statutes limit the amount of dividends the Bank can pay in any given year to that year's net income plus retained net income from the two preceding years. Additionally, the Bank and the Company cannot pay dividends, which would cause either to be undercapitalized as defined by federal regulations.


1993 NON-QUALIFIED STOCK OPTION PLAN


On May 28, 1993, the Company adopted a non-qualified stock option plan (the "Option Plan") which reserved 80,000 shares of common stock for future issuance under the Option Plan to eligible employees of the Company. As of December 31, 1998, 80,000 options were granted under the Option Plan and 20,000 were outstanding. The per share exercise price of each stock option is determined by the Board of Directors at the date of grant vesting over a five year period. The plan terminates in the year 2003 or at the discretion of the Board of Directors.


1995 INCENTIVE STOCK OPTION PLAN


On April 29, 1994, the shareholders approved a qualified incentive stock option plan to certain key employees. In connection with the Company's holding company reorganization and share exchange in which all of the Bank's stockholders became stockholders of the Company, the Company adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the "Plan") as a replacement for the Company's 1994 Stock Option Plan. The Plan was approved by the stockholders of the Bank at the Bank's Special Meeting held on February 27, 1996. On April 23, 1996 and April

28, 1998, the shareholders approved certain amendments to the Plan (the "Amendments"). Under the Amendments, the total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the Board of Directors ("the Committee"). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. However, in the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. Performance options under the plan, which have been granted to the employees of the mortgage banking division of the Company, vest at the rate of 20% at the end of each 12-month period over five years, contingent upon that division meeting specified net income performance goals as set by the Board of Directors. If the performance goal for each year is not met, then the options that would have become exercisable at the end of the 12-month period shall expire and be null and void.


Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value. During 1998, 1997 and 1996, options to purchase 167,896, 172,785 and 351,557 shares, respectively, under the Plan were granted. Of the options previously granted, 105,704 shares have expired, thereby making these options available for future grants. As of December 31, 1998, 623,039 options remained outstanding under this plan, with 381,962 shares available to be granted at a future time.


1997 STOCK APPRECIATION RIGHTS PLAN


On October 21, 1997, the Board of Directors of the Company approved a Stock Appreciation Rights Plan (the "SAR Plan"). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of the Company's common stock at the time of exercise, over the fair market value of a share of the Company's common stock at date of grant, times the number of rights exercised. As of December 31, 1998, 40,250 SAR's had been granted at the then current market value of $26.675. No more than 20% of the shares may vest annually by beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant.


The Company records compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SAR's. As of December 31, 1998, there had been no appreciation of the Company's common stock over the fair market value at date of grant. Therefore, compensation expense has been recorded only for those rights, which have been exercised.


AGGREGATE STOCK OPTION ACTIVITY


The Company adopted SFAS No. 123 for disclosure purposes in 1996. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions (weighted averages) for 1998, 1997 and 1996: risk-free interest rate of 4.66%, 5.35% and 6.50%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 70.1% for 1998, 30.9% for 1997 and 25% for 1996. The approximate fair value of the stock options granted in 1998, 1997, and 1996 is $3.4 million, $1.6 million and $1.9 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest over five years. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and earnings (loss) per share as reported would have been the following pro forma amounts (in thousands except per share data):

                                                     1998      1997    1996
                                                   -------    ------  ------
              Net Income (loss)
                As reported                        $(12,421)  $7,787  $3,798
                Pro forma                           (13,176)   7,444   3,573
              Earnings (loss) per share-diluted
                As reported                           (1.34)    1.01     .53
              Pro forma                               (1.42)     .97     .50
              Earnings (loss) per share-basic
                As reported                           (1.34)    1.16     .59
                Proforma                              (1.42)    1.11     .56



Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock option plans at December 31, 1998, 1997 and 1996, and for the years then ended is presented in the table below:



                                        1998                 1997                1996
                                 -----------------    ------------------     ------------------
                                          Wtd Avg.              Wtd Avg.               Wtd Avg.
                                 Shares   Ex Price    Shares    Ex Price     Shares    Ex Price
                                 ------   --------    ------    --------     ------    --------
FIXED OPTIONS
Outstanding - beg. of year      407,995    $15.10     281,217    $ 11.68     142,164    $11.55
 Granted                        167,896     28.58     160,385      20.67     151,557     11.91
 Exercised                      (61,552)     9.65     (21,300)     11.79           -         -
Forfeited/Expired               (10,400)    20.55     (12,307)     15.32     (12,504)    13.01
                                -------               -------                -------
Outstanding - end of year       503,939     20.15     407,995      15.10     281,217     11.68
                                =======               =======                =======
Exercisable - end of year       284,579     13.36     253,425      11.61     177,277     10.91
Wtd. avg. fair value
of options granted                          20.04                   9.45                  5.51
PERFORMANCE OPTIONS
Outstanding - beg. of year      172,400     14.56     200,000      13.63           -         -
 Granted-                             -                12,400      26.68     200,000     13.63
 Exercised                      (16,500)    13.63           -          -           -         -
Forfeited/Expired               (16,800)    13.63     (40,000)     13.63           -         -
                                -------               -------                -------
Outstanding - end of year       139,100     14.79     172,400      14.56     200,000     13.63
                                =======               =======                =======
Exercisable - end of year        68,900     14.79           -          -           -         -
Wtd. avg. fair value
of options granted                              -                  11.91                  5.84

                                    Options Outstanding                      Options Exercisable
--------------------------------------------------------------------   --------------------------------
                      Number     Weighted-Average                         Number
Range of           Outstanding      Remaining       Weighted-Average    Exercisable    Weighted-Average
Exercise Price      at 12/31/98   Contractual Life    Exercise Price    at 12/31/98     Exercise Price
--------------     ------------  -----------------  ----------------    -----------    -----------------
$10.00-10.50         143,847        7.49 years       $ 10.09          143,847             $ 10.09
 13.63-16.32         221,275        7.23 years         13.73          118,695               13.80
 20.00-28.94         277,917        9.09 years         27.88           90,937               27.09

15. EARNINGS (LOSS) PER SHARE:


NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE


In 1997 the Company adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred stock and the convertible subordinated debentures had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During 1998, there were 643,039 of stock options and 750,000 shares of convertible preferred stock which were not included in the calculation of dilutive earnings per share because they were antidilutive.


The table below reconciles the calculation of diluted and basic earnings per share for 1997 and 1996 (in thousands, except per share data):


                                                                  1997
                                                     --------------------------------

                                                                  Weighted   Earnings
                                                        Net       Shares       Per
                                                      Income    Outstanding   Share
                                                     --------  ------------  --------
 Net Income                                            $7,787   6,693,970
 Basic earnings per share                                                     $1.16
 Options exercised during the
  period - incremental effect
     prior to exercise -                                           5,198
 Options outstanding at end of
  period                                                    -     171,306
 Convertible perpetual preferred
     stock                                                  -     750,000
 Convertible subordinated debentures
  - incremental effect prior to
 conversion                                               245     300,452
                                                     --------   ---------     -----
 Diluted earnings per share                            $8,032   7,920,926     $1.01
                                                     ========   =========     =====


                                                                  1997
                                                     --------------------------------

                                                                  Weighted   Earnings
                                                        Net       Shares       Per
                                                      Income    Outstanding   Share
                                                     --------  ------------  --------
      Net Income                                       $3,798   6,423,130
      Basic earnings per share                                                $0.59
      Options exercised during the
       period - incremental effect
       prior to exercise                                    -           -
      Options outstanding at end
           of period                                        -      31,087
      Convertible perpetual preferred
          stock                                             -     750,000
                                                     --------   ---------     -----
      Diluted earnings per share                       $3,798   7,204,217     $0.53
                                                     ========   =========     =====

16. REGULATORY CAPITAL REQUIREMENTS


The Company, the Bank, and the Savings Bank are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), the FDIC (for the Bank), and the OTS (for the Savings Bank). There are three basic measures of capital adequacy that have been promulgated by the Federal Reserve and FDIC, two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance. The OTS promulgated measures to include a risk-based measure, a core capital requirement and a tangible capital requirement.


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


Failure to meet capital guidelines could subject the Company, Bank or the Savings Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. Substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations.


As of December 31, 1998 and 1997, the Bank and the Savings Bank were considered "well capitalized" under the federal banking agencies for prompt corrective action regulations. Regulatory capital ratios for 1997 have not been restated to include BSB and Lochaven, as the accounting methodology for a pooling of interest does not apply under regulatory guidelines. The table which follows sets forth the amounts of capital and capital ratios of the Company, the Bank, and the Savings Bank as of December 31, 1998 and 1997, and the applicable regulatory minimums (in thousands):

                                                        COMPANY            BANK
                                                    ---------------  ----------------
                                                     AMOUNT   RATIO   AMOUNT    RATIO
                                                    --------  -----  --------   -----
As of December 31, 1998:
RISK-BASED CAPITAL:
Tier 1 Capital

Actual                                              $133,137  7.72%  $158,876   9.27%
Minimum required to be "Adequately Capitalized"       68,983  4.00     68,584   4.00
Excess over minimum to be "Adequately Capitalized"    64,154  3.72     90,292   5.27
To be "Well Capitalized"                                 N/A   N/A    102,876   6.00
Excess over "Well Capitalized" requirements              N/A   N/A     56,000   3.27

Total Capital

Actual                                               155,435  9.01    181,046  10.56
Minimum required to be "Adequately Capitalized"      137,966  8.00    137,168   8.00
Excess over minimum to be "Adequately Capitalized"    17,469  1.01     43,205   2.56
To be "Well Capitalized"                                 N/A   N/A    171,460  10.00
Excess over/under "Well Capitalized" requirements        N/A   N/A      9,586   0.56

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):

Actual                                               133,137  5.49    158,876   6.66
Minimum required to be "Adequately
Capitalized"                                          96,944  4.00     95,425   4.00

Excess over minimum to be "Adequately Capitalized"    36,193  1.49     63,451   2.66
To be "Well Capitalized"                                 N/A   N/A    119,282   5.00
Excess over "Well Capitalized" requirements              N/A   N/A     39,594   1.66

As of December 31, 1997:
RISK-BASED CAPITAL:
Tier 1 Capital

Actual                                              $101,350 10.05%  $103,162  10.25%
Minimum required to be "Adequately Capitalized"       40,329  4.00     40,265   4.00
Excess over minimum to be "Adequately Capitalized"    61,021  6.05     62,897   6.25
To be "Well Capitalized"                                 N/A   N/A     60,398   6.00
Excess over "Well Capitalized" requirements              N/A   N/A     42,764   4.25

Total Capital

Actual                                               117,603 11.66    115,983  11.52
Minimum required to be "Adequately Capitalized"       80,658  8.00     80,530   8.00
Excess over minimum to be "Adequately Capitalized"    36,945  3.66     35,453   3.52
To be "Well Capitalized"                                 N/A   N/A    100,663  10.00
Excess over "Well Capitalized" requirements              N/A   N/A     15,320   1.52

TIER 1 CAPITAL TO TOTAL ASSETS (LEVERAGE):
Actual                                               101,350  6.94    103,162   7.07
Minimum required to be "Adequately Capitalized"       58,456  4.00     58,392   4.00
Excess over minimum to be "Adequately Capitalized"    42,894  2.94     44,770   3.07
To be "Well Capitalized"                                 N/A   N/A     72,990   5.00
Excess over "Well Capitalized" requirements              N/A   N/A     30,172   2.07

                                                                    RISK BASED CAPITAL
                                                      -----------------------------------------------
                                                        TIER 1 CAPITAL                TOTAL CAPITAL
                                                      ------------------        ---------------------
THE SAVINGS BANK                                      AMOUNT       RATIO        AMOUNT         RATIO
                                                      ------       -----        -------        ------
As of December 31, 1998:
   Actual                                             $2,342       30.19%        $2,402         30.97%
   Minimum required                                      N/A         N/A            620          8.00
   Excess over minimum                                   N/A         N/A          1,782         22.97
   To be "Well Capitalized"                              465        6.00            776         10.00
   Excess over "Well Capitalized" requirements         1,877       24.19          1,626         20.97




                                                    TIER 1 CAPITAL TO          TOTAL TANGIBLE EQUITY
                                                 TOTAL ASSETS (LEVERAGE)             TO ASSETS
                                                 -----------------------       ---------------------
THE SAVINGS BANK                                   AMOUNT         RATIO          AMOUNT      RATIO
                                                   ------         -----          ------      -----
Actual                                             $2,342         12.15%         $2,402      12.43%
Minimum required                                      778          4.00           1,507       8.00
Excess over minimum                                 1,564          8.15             835       4.43
To be "Well Capitalized"                              973          5.00             N/A        N/A
Excess over "Well Capitalized" requirements         1,369          7.15             N/A        N/A



17. RELATED PARTY TRANSACTIONS


Mr. William R. Hough, a director and one of the two controlling shareholders, is President and the controlling shareholder of William R. Hough & Co. ("WRHC"), a NASD-member investment-banking firm. As part of the normal course of business, the Company solicits competitive bids for the sales of mortgage securities from approved broker/dealers, including WRHC. During 1998 and 1997, the Company placed $547.2 million and $115.4 million, respectively, of forward sales on mortgage backed securities through WRHC. Additionally, the Company periodically purchased securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth 1% per an agreement entered into on August 15, 1995.


In May 1998, WRHC acted as co-underwriters for an offering of 2.6 million shares of the Company's common stock and as such was entitled to receive fees in an amount equal to $1.5 million. In addition, during 1998, WRHC was engaged to act as one of the underwriters in connection with a Private Placement Offering of approximately $240.0 million in securities backed by High LTV Loans. The Company also reimbursed WRHC for reasonable out-of-pocket expenses.


In December 1997, the Company completed a securitization of $60 million of High LTV home equity loans. WRHC participated as co-underwriters and was paid one-half of an amount equal to 1.5% of the principal amount of senior securities; 1.5% of the principal amount of subordinated securities; and 2.5% of the gross proceeds from the sale of interest only securities totaling $450,000. The Company also reimbursed WRHC for reasonable out-of-pocket expenses.


In July 1997, in connection with an offering of trust preferred securities, WRHC participated as co-manager, and as such was entitled to receive one-half of an underwriting fee of 3.75% of the dollar amount of preferred stock issued in an amount equal to approximately $539,000. In addition, the Company agreed to reimburse WRHC for certain expenses and legal fees not to exceed $65,000.


During the year ended December 31, 1996, FFO purchased approximately $53.3 million of securities through WRHC. FFO sold approximately $46.0 million of securities through WRHC also in 1996. In connection with such transactions, FFO paid WRHC an aggregate of $118,000 in commissions.

In December 1996, the Company offered $6.0 million of convertible subordinated debentures through a private placement on a "best efforts" basis exclusively through WRHC as "Sales Agent" for the Company. The sales agent agreement provided for the payment to WRHC of a fee of 1.50% for each $1,000 principal amount of debentures sold to directors of the Company or their spouses and 3% for each $1,000 of debentures sold to all others. The total amount of fees paid to WRHC for the sale of the debentures was $162,000. In addition, the Company agreed to indemnify the sales agent against and contribute toward certain liabilities, including liabilities under the Securities Act, and to reimburse WRHC for certain expenses and legal fees related to the sale of the debentures of approximately $51,000.


In July 1996, WRHC began offering sales of insurance and mutual fund products and investment advisory services on the premises of the Company. The Company was paid a monthly fee of $300 for each banking office participating in the program plus a fee of 15% of the gross commissions earned from sales of non-insurance products. On January 1, 1997, this agreement was terminated and replaced with a new agreement where the Company is paid 50% of the net profits earned from sales of investment products on the Company's premises.


Certain directors and executive officers of the Company and the Bank, members of their immediate families, and entities with which such persons are associated are customers of the Bank. As such, they had transactions in the ordinary course of business with the Bank. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms. Features including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of management, have not involved more than the normal risk of collectibility or presented other unfavorable features.






                   [Balance of page intentionally left blank]

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:


Condensed financial statements of the Company at December 31 are presented below. Amounts shown as investment in the wholly owned subsidiaries and equity in earnings of subsidiaries are eliminated in consolidation.


                           REPUBLIC BANCSHARES, INC.

                      PARENT-ONLY CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)



                                                      AS OF DECEMBER 31,
                                                 --------------------------
                                                     1998              1997
                                                 --------          --------
    ASSETS
        Cash                                     $  1,210          $      -
        Investment in wholly-owned subsidiaries   221,968           131,306
        Other assets                                1,207                 -
                                                 --------          --------
          Total                                  $224,385          $131,306
                                                 ========          ========
    LIABILITIES
    Holding company senior debt                  $ 25,000          $      -
    Holding company unsecured notes                 7,000                 -
    Junior subordinated debt to subsidiary         28,750            28,750
    Intercompany payable to subsidiary                  -                26
    Accrued interest on debt                           38                 -
                                                 --------          --------
       Total liabilities                           60,788            28,776

           STOCKHOLDERS' EQUITY
    Perpetual preferred convertible stock           1,500             1,500
    Common stock                                   20,646            15,206
    Capital surplus                               125,364            56,553
    Retained earnings                              16,103            28,789
    Unrealized gains (losses) on available
     for sale securities                              (16)              482
                                                 --------          --------
    Total stockholders' equity                    163,597           102,530
                                                 --------          --------
    Total                                        $224,385          $131,306
                                                 ========          ========


                           REPUBLIC BANCSHARES, INC.

                 PARENT-ONLY CONDENSED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)



                                                  1998           1997
                                               --------         ------
    Dividends from bank                          $2,499         $  828
    Interest expense on holding company debt       (507)          (392)
    Interest on borrowings from subsidiary       (2,616)        (1,090)
    Equity in undistributed net income (loss)
                     of subsidiary              (13,004)         8,441
               Income tax benefit                 1,207              -
                                               --------         ------
    Net income (loss)                          $(12,421)        $7,787
                                               ========         ======

                           REPUBLIC BANCSHARES, INC.

                   PARENT-ONLY CONDENSED CASH FLOW STATEMENTS

                                 (IN THOUSANDS)



                                                               FOR THE YEARS
                                                             ENDED DECEMBER 31,
                                                             ------------------
                                                               1998      1997
                                                             -------    -------
OPERATING ACTIVITIES:
Net income (loss)                                            $(12,421)  $ 7,787
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
    Equity in undistributed net income (loss) of subsidiary    13,004    (8,441)
Expense on performance options                                    551         -
Net (increase) decrease in other assets                        (1,207)      325
Net increase in other liabilities                                  12        22
                                                             --------   -------
Net cash  used in operating activities:                           (61)     (307)
                                                             --------   --------

INVESTMENT ACTIVITIES:
Equity investment in banking subsidiary                      (104,164)  (33,322)
Equity investment in trust subsidiary                               -      (889)
Equity investment in insurance subsidiary                                   (10)
                                                             --------   --------
Net cash used in investing activities:                       (104,164)  (34,221)
                                                             --------   -------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                         72,882         -
Proceeds from holding company debt                             32,000         -
Proceeds of borrowings from subsidiary                              -    28,750
Issuance of stock in merger                                         -    12,374
Decrease in minority interest                                       -    (6,421)
Increase in retained earnings from merger                           -         1
Conversion/Issuance of subordinated debt                            -      (152)
Proceeds from exercise of stock options                           818       240
Dividend payments on perpetual preferred stock                   (265)     (264)
                                                             --------   -------
        Net cash provided by financing activities             105,435    34,528

NET INCREASE  IN CASH AND CASH EQUIVALENTS                    $ 1,210   $     -
                                                              =======   =======
Cash balance beginning                                              -         -
                                                              =======   =======
    Cash balance ending                                       $ 1,210   $     -
                                                              =======   =======

19. BUSINESS SEGMENTS


The Company's operations, through December 31, 1998, were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities include the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which began in 1996, operated through a separate division of the Bank, include originating and purchasing mortgage loans for sale as well as selling those loans. The Company provided support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division was provided through the Bank. The following are business segment results of operation for the years ended December 31, 1998, 1997 and 1996. The Company has elected to report its business segments before non-operating items and without allocation of income taxes and minority interests.

                             BUSINESS SEGMENT DATA

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                 (IN THOUSANDS)

                                                     1998                                       1997
                                    --------------------------------------      -----------------------------------
                                    Commercial        Mortgage   Company         Commercial   Mortgage    Company
                                     Banking          Banking     Total           Banking     Banking      Total
                                    ----------        --------  ----------       ----------  ----------  ----------
ASSETS:
Total assets (at period-end)        $2,320,941        $184,176  $2,505,117       $1,580,952     $97,879  $1,678,831
 Nonperforming assets                   36,301           6,484      42,785           36,453       2,338      38,791

OPERATING DATA:
Interest income                        141,554          31,239     172,793          108,704       9,130     117,834
Interest expense                        71,677          17,932      89,609           56,591       4,151      60,742
                                    ----------        --------  ----------       ----------  ----------  ----------
Net interest income                     69,877          13,307      83,184           52,113       4,979      57,092
Loan loss provision (recurring)          4,266               -       4,266            3,247           -       3,247
                                    ----------        --------  ----------       ----------  ----------  ----------
Net interest income after
 loan loss provision                    65,611          13,307      78,918           48,866       4,979      53,845
Noninterest income                      14,905          41,252      56,157           14,148      15,303      29,451
General and administrative
 (G & A) expenses                       59,447          69,570     129,017           47,938      17,482      65,420
Other noninterest (income) expense         (40)              -         (40)             396           -         396
Amort. of goodwill & premium
 on deposits                             1,930               -       1,930              479           -         479
                                    ----------        --------  ----------       ----------  ----------  ----------
Net income (loss) before non-operating
items, income taxes and minority
 interest                              $19,179        $(15,011)     $4,168          $14,201      $2,800      $17,001
                                       =======        ========                   ==========  ==========
NON-OPERATING ITEMS:
Loan loss provision on loans
  transferred to portfolio                                         (9,995)                            -
Merger/acquisition expenses                                        (3,233)                       (1,144)
Restructuring cost                                                 (6,673)                            -
Provision for losses on ORE                                        (1,603)                         (530)
                                                                 --------                    ----------
Net (loss) income before income
  taxes and minority interest                                     (17,336)                       15,327
Income tax benefit (expense)                                        6,602                        (6,165)
                                                                 --------                    ----------
Net (loss) income before minority interests                       (10,734)                        9,162
Minority interest in income from
  subsidiary trust                                                 (1,687)                         (701)
Minority interest in FFO                                                -                          (674)
                                                                 --------                    ----------
Net (loss) income                                                $(12,421)                      $ 7,787
                                                                 ========                    ==========

                             BUSINESS SEGMENT DATA

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                 (IN THOUSANDS)

                                                     1998                                       1997
                                    --------------------------------------      -----------------------------------
                                    Commercial        Mortgage   Company         Commercial   Mortgage    Company
                                     Banking          Banking     Total           Banking     Banking      Total
                                    ----------        --------  ----------       ----------  ----------  ----------
BALANCE SHEET DATA (AT PERIOD END):
Total assets                        $1,580,952         $97,879  $1,678,831       $1,319,252     $46,593  $1,365,845
Nonperforming assets                    36,453           2,338      38,791           32,048           -      32,048

OPERATING DATA:
Interest income                        108,704           9,130     117,834           97,587       1,471      99,058
Interest expense                        56,591           4,151      60,742           50,282         963      51,245
                                    ----------        --------  ----------       ----------  ----------  ----------
Net interest income                     52,113           4,979      57,092           47,305         508      47,813
Loan loss provision (recurring)          3,247               -       3,247            2,758           -       2,758
                                    ----------        --------  ----------       ----------  ----------  ----------
Net interest income after
    loan loss provision                 48,866           4,979      53,845           44,547         508      45,055
Noninterest income                      14,148          15,303      29,451            9,457       1,074      10,531
General and administrative
  (G & A) expenses                      47,938          17,482      65,420           42,732       2,056      44,788
Other noninterest expense (income)         396               -         396             (490)          -        (490)
Amort. of goodwill & premium
  on deposits                              479               -         479              491           -         491
                                    ----------        --------  ----------       ----------  ----------  ----------

Net income (loss) before
non-operating items, income
taxes and minority interest            $14,201          $2,800     $17,001           $11,271      $(474)    $10,797
                                    ----------        --------  ----------       ----------  ----------  ----------

Non-operating items:
Gain on sale of ORE held for investment                                  -                                    1,207
SAIF special assessment                                                  -                                   (4,818)
Merger/acquisition expenses                                         (1,144)                                       -
Provision for losses on ORE                                           (530)                                    (111)
                                                                   -------                                  -------
Net income (loss) before income
 taxes and minority interest                                        15,327                                    7,075
Income tax expense                                                  (6,165)                                  (2,772)
                                                                   -------                                  -------
Net income before minority interests                                 9,162                                    4,303
Minority interest in income from
 subsidiary trust                                                     (701)                                       -
Minority interest in FFO                                              (674)                                    (505)
                                                                   -------                                  -------
Net Income                                                         $ 7,787                                  $ 3,798
                                                                   =======                                  =======



20. RESTRUCTURING COSTS AND OTHER RELATED CHARGES


In the fourth quarter of 1998 the Company significantly reduced the size and scope of its mortgage banking activities. The Company ceased originating High LTV Loans and substantially reduced its originations of nonconforming first mortgage loans. The Company also closed its out-of-state lending offices and ceased all telemarketing efforts that were the source of the majority of the loan originations from its mortgage banking unit.


In connection with this reorganization of mortgage banking activities, a restructuring charge of approximately $6.7 million was recorded, which included severance benefits payable to mortgage banking employees whose positions were eliminated, outplacement services for those employees, write-downs for abandoned assets, costs related to the consolidation of facilities and legal costs directly related to the restructuring. In addition, an $818,000 charge was recorded for legal and other costs related to the reorganization but not includable in the restructuring charge. The Company estimates it will be completed with the restructuring process by June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            REPUBLIC BANCSHARES, INC.





                                            By:/s/ John W. Sapanski
                                               --------------------
                                                 John W. Sapanski
                                          Chairman and Chief Executive Officer




                                            Date: March  23, 1999
                                                  ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.







SIGNATURE                           DATE                              TITLE
/s/John W. Sapanski                 March 23, 1999             Chairman, Chief Executive Officer
---------------------------                                    and Director (principal executive officer)
John W. Sapanski


/s/William R. Falzone               March 23, 1999             Treasurer (principal financial and accounting
---------------------------                                    officer)
William R. Falzone


/s/Fred Hemmer                      March 23, 1999             Director
---------------------------
Fred Hemmer


/s/Marla Hough                      March 23, 1999             Director
---------------------------
Marla Hough

/s/William R. Hough                 March 23, 1999             Director
---------------------------
William R. Hough


/s/Alfred T. May                    March 23, 1999             Director, Chief Operating Officer
---------------------------                                    and President
Alfred T. May

/s/William J. Morrison              March 23, 1999              Director
---------------------------
William J. Morrison

                               INDEX TO EXHIBITS


23.0 Consent of Independent Certified Public Accountants


27.0 Financial Data Schedule