Form 10-Q
period 1999-03-31
REPUBLIC BANCSHARES INC
filed 1999-05-12
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
   |X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

   | |          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK PAR VALUE                            10,494,701 SHARES OUTSTANDING
   $2.00 PER SHARE                                       AT MAY 5, 1999
-----------------------                           -----------------------------

                            REPUBLIC BANCSHARES, INC.


                                      INDEX

PART I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the mergers with Lochaven Federal Savings and Loan Association and Bankers Savings Bank, F.S.B.)

ITEM 1.  FINANCIAL STATEMENTS                                                                                PAGE

         Consolidated Balance Sheets - March 31, 1999 (unaudited)
          and December 31, 1998.............................................................................   1

         Consolidated Statements of Operations -
           Three month periods ended March 31, 1999 and 1998 (all unaudited)................................   2

         Consolidated Statements of Stockholders' Equity -
          Year ended December 31, 1998 and
          Three months ended March 31, 1999 (unaudited).....................................................   3

         Consolidated Statements of Comprehensive Income
           Three month periods ended March 31, 1999 and 1998 (unaudited)....................................   3

         Consolidated Statements of Cash Flows -
          Three month periods ended March 31, 1999 and 1998 (all unaudited).................................   4

         Notes to Consolidated Financial Statements (unaudited).............................................   5

         Selected Quarterly Financial and Other Data (unaudited)............................................  10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS........................................................................   13


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.................................................................................   20


ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................   20


SIGNATURES.................................................................................................   21

                            REPUBLIC BANCSHARES, INC.
       CONSOLIDATED BALANCE SHEETS - MARCH 31, 1999 AND DECEMBER 31, 1998
                       ($ in thousands, except share data)

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1999             1998
                                                                                    ---------      ------------
                                                                                   (UNAUDITED)
ASSETS
Cash and due from banks                                                            $    50,238    $    46,143
Interest bearing deposits in banks                                                      10,130          3,467
Federal funds sold                                                                       7,600         93,000
Investment securities (all available for sale)                                         162,338         31,003
Mortgage-backed and mortgage-related securities (Note 2):
    Available for sale                                                                  80,226         32,713
    Trading                                                                            112,460         66,067
FHLB stock                                                                              13,958         11,152
Loans held for sale (Note 3)                                                            80,915        184,176
Loans, net of allowance for loan losses (Notes 3 and 4)                              1,808,913      1,868,212
Premises and equipment, net                                                             56,835         60,274
Other real estate acquired through foreclosure, net                                      6,296          4,951
Accrued interest receivable                                                             13,297         13,452
Goodwill and premium on deposits                                                        35,906         36,916
Other assets                                                                            54,313         53,591
                                                                                   -----------    -----------
    Total assets                                                                   $ 2,493,425    $ 2,505,117
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits-
       Noninterest bearing checking                                                $   137,082    $   138,934
       Interest checking                                                               178,813        189,392
       Money market                                                                    189,908        159,868
       Savings                                                                         366,397        366,817
       Time deposits                                                                 1,316,270      1,332,401
                                                                                   -----------    -----------
          Total deposits                                                             2,188,470      2,187,412
    Securities sold under agreements to repurchase                                      46,718         36,640
    FHLB advances                                                                           --         25,000
    Holding company senior debt                                                         25,000         25,000
    Holding company unsecured notes                                                      7,000          7,000
    Other liabilities                                                                   29,039         31,718
                                                                                   -----------    -----------
          Total liabilities                                                          2,296,227      2,312,770
                                                                                   -----------    -----------

Company-obligated mandatorily redeemable preferred
    securities of subsidiary trust solely holding junior
    subordinated debentures of the Company                                              28,750         28,750
Stockholders' equity:
    Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized
       75,000 shares issued and outstanding. Liquidation preference $6.6 million
       at March 31, 1999 and December 31, 1998.)                                         1,500          1,500
    Common stock ($2.00 par, 20,000,000 shares authorized, 10,474,804 and
       10,323,194 shares issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively.)                                                20,950         20,646
Capital surplus                                                                        127,495        125,364
Retained earnings                                                                       18,891         16,103
Net unrealized (loss) gain on available for sale securities, net of tax effect            (388)           (16)
                                                                                   -----------    -----------
       Total stockholders' equity                                                      168,448        163,597
                                                                                   -----------    -----------
       Total liabilities and stockholders' equity                                  $ 2,493,425    $ 2,505,117
                                                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except share data)

                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                              1999            1998
                                                              ----            ----
                                                                   (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                              $     43,081    $    33,366
  Interest on investment securities                                536            596
  Interest on mortgage-backed securities                           594            626
  Interest on trading securities                                   950            701
  Interest on federal funds sold                                 1,237            473
  Interest on other investments                                    281            198
                                                          ------------    -----------
       Total interest income                                    46,679         35,960
INTEREST EXPENSE:
  Interest on deposits                                          23,114         16,290
  Interest on FHLB advances                                        157          1,955
  Interest on senior debt                                          393             --
  Interest on unsecured notes                                      135             --
  Interest on other borrowings                                     457            313
                                                          ------------    -----------
       Total interest expense                                   24,256         18,558
                                                          ------------    -----------
       Net interest income                                      22,423         17,402
PROVISIONS FOR LOAN LOSSES                                       1,522            538
                                                          ------------    -----------
Net interest income after provision
 for loan losses                                                20,901         16,864
                                                          ------------    -----------
NONINTEREST INCOME:
  Gain on sale of loans, net                                     2,793            871
  Income from mortgage banking activities                           --          9,985
  Service charges on deposit accounts                            1,131            851
  Loan fee income                                                2,787          1,265
  Gain (loss) on securities, net                                  (135)           222
  Other operating income                                           787            873
                                                          ------------    -----------
    Total noninterest income                                     7,363         14,067
NONINTEREST EXPENSES:
  General and administrative ("G&A") expenses                   22,346         25,201
  Merger expenses                                                   --              3
  Provision for losses on ORE                                       --            (80)
  Other ORE (income) expense, net                                 (359)             8
  Amortization of goodwill & premium on deposits                 1,010            159
                                                          ------------    -----------
    Total noninterest expenses                                  22,997         25,291
Income before income taxes &
   minority interest                                             5,267          5,640
Income tax provision                                            (1,991)        (2,154)
                                                          ------------    -----------
Income before minority interest                                  3,276          3,486
Minority interest in income from subsidiary
   trust (net of tax)                                             (421)          (421)
                                                          ------------    -----------
  NET INCOME                                              $      2,855    $     3,065
                                                          ============    ===========

PER SHARE DATA:
  Net income per common and
     common equivalent share - diluted                    $        .25    $       .36
                                                          ============    ===========
  Weighted average common and common
     equivalent shares outstanding - diluted                11,246,636      8,621,293
                                                          ============    ===========

  Net income per common share - basic                     $        .27    $       .40
                                                          ============    ===========
  Weighted average common shares
    outstanding - basic                                     10,386,952      7,608,814
                                                          ============    ===========

  The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                                ($ in thousands)


                                  Perpetual Preferred                                                Net Unrealized
                                  Convertible Stock         Common Stock                             Gains/(Losses)
                                  -------------------     -----------------                          on Available
                                  Shares                  Shares               Capital    Retained      for Sale
                                  Issued     Amount       Issued     Amount    Surplus    Earnings      Securities      Total
                                  ------   ----------     ------     ------    -------    --------   --------------     -----
BALANCE, DECEMBER 31, 1997        75,000   $1,500        7,602,992   $15,206   $ 56,553   $ 28,789       $ 482        $ 102,530

Net loss for the twelve months
 ended December 31, 1998              --       --               --        --         --    (12,421)         --          (12,421)
Net unrealized losses on
 available for sale securities,
 net of tax effect                    --       --               --        --         --         --        (498)            (498)
Exercise of stock options             --       --           78,052       156        662         --          --              818
Issuance of common stock              --       --        2,642,150     5,284     67,598         --          --           72,882
Additional paid-in capital from
 performance stock options            --       --               --        --        551         --          --              551
Dividends on preferred
 stock                                --       --               --        --         --       (265)         --             (265)
                                  ------   ------       ----------   -------   --------   --------       -----        ---------


BALANCE, DECEMBER 31, 1998        75,000    1,500       10,323,194    20,646    125,364     16,103         (16)         163,597

Net income for the three
 months ended March 31, 1999          --       --               --        --         --      2,855          --            2,855
Net unrealized loss on
 available for sale securities,
 net of tax                           --       --               --        --         --         --        (372)            (372)
Exercise of stock options             --       --          151,610       304      1,540         --          --            1,844
Additional paid-in capital from
  nonqualified/performance
  stock options                       --       --               --        --        591         --          --              591
Dividends on preferred
 stock                                --       --               --        --         --        (67)         --              (67)
                                  ------   ------       ----------   -------   --------   --------       -----        ---------

BALANCE, MARCH 31, 1999           75,000   $1,500       10,474,804   $20,950   $127,495   $ 18,891       $(388)       $ 168,448
                                  ======   ======       ==========   =======   ========   ========       =====        =========


                            REPUBLIC BANCSHARES, INC.
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                ($ in thousands)

                                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------------
                                                                               1999           1998
                                                                               ----           ----

Net income                                                                   $ 2,855        $ 3,065
Unrealized losses on securities:
   Unrealized holding losses, net of tax effect during period                   (372)           (83)
Less reclassification adjustment for gains realized in net income                 --           (333)
                                                                             -------        -------
   Net unrealized losses                                                        (372)          (416)
                                                                             -------        -------
   Comprehensive income                                                      $ 2,483        $ 2,649
                                                                             =======        =======


  The accompanying notes are an integral part of these consolidated statements.

                            REPUBLIC BANCSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------
                                                                         1999             1998
                                                                         ----             ----
                                                                              (UNAUDITED)

OPERATING ACTIVITIES:
Net income                                                            $   2,855       $   3,065
Reconciliation of net income to net cash
provided by (used in):
   Provision for loan and ORE losses                                      1,522             458
   Depreciation and amortization, net                                     4,640           1,449
   Amortization of premium (accretion) of fair value, net                 1,261             525
   Loss/(Gain) on sale of loans                                          (2,793)        (10,856)
   (Gain) on sale of investment securities                                  135            (222)
   (Gain) on sale of ORE                                                   (423)             (7)
   Capitalization of mortgage servicing/residual interest                (2,593)         (4,208)
   Net decrease in deferred tax sset                                        857           1,022
   Loss/(Gain) on disposal of premises & equipment                            7              (2)
   Net (increase) decrease in other assets                                  104            (980)
   Net (decrease) in other liabilities                                   (2,684)         (3,390)
                                                                      ---------       ---------
     Net cash provided by (used in) operating activities                  2,888         (13,146)

INVESTING ACTIVITIES:
   Net decrease (increase) in loans                                     109,175        (214,362)
   Proceeds from sales & maturities of:
     Mortgage-backed securities available for sale                        1,552          26,288
     Investment securities available for sale                             3,500           4,000
   Purchase of investment securities available for sale                (134,868)        (20,137)
   Purchase of mortgage-backed securities AFS                           (53,229)             --
   Principal repayment on mortgage-backed securities                      6,327           3,445
   Purchase of FHLB stock                                                (2,806)         (4,747)
   Disposal/(purchase) of premises and equipment, net                     1,627          (1,800)
   Proceeds from sale of ORE                                              2,419           1,064
   Investments in unconsolidated subsidiary                                  --         (10,817)
   Disposals in other real estate owned, net                                162            (308)
                                                                      ---------       ---------
   Net cash used in investing activities                                (66,141)       (217,374)

FINANCING ACTIVITIES:
   Net increase in deposits                                               1,165          64,096
   Net increase in repurchase agreements                                 10,078           5,897
   (Repayment) proceeds from FHLB Advances, net                         (25,000)        222,500
   Proceeds from exercise of stock options                                2,435             163
   Dividends on perpetual preferred stock                                   (67)            (66)
                                                                      ---------       ---------
     Net cash provided by (used in) financing activities                (11,389)        292,590
Net increase (decrease) in cash and cash equivalents                    (74,642)         62,070

Cash and cash equivalents, beginning of period                          142,610          88,070
                                                                      ---------       ---------
Cash and cash equivalents, end of period                              $  67,968       $ 150,140
                                                                      =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for-
     Interest                                                         $  39,304       $  28,604
     Income taxes                                                         1,737           1,901


  The accompanying notes are an integral part of these consolidated statements

                            REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows, for the three month periods ended March 31, 1999 and 1998. The December 31, 1998 statement of financial position was derived from audited financial statements. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the "Bank"), RBI Capital Trust I and Republic Bank, F.S.B. (the "Savings Bank") are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

The consolidated financial statements of the Company include the accounts of the Company, RBI Capital Trust I ("RBI"), the Savings Bank, the Bank, and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., Tampa Bay Equities, Inc. and VQH Development, Inc. All financial information has been restated for the acquisitions of Bankers Savings Bank, F.S.B. ("BSB") and Lochaven Federal Savings and Loan Association ("Lochaven"), both consummated in 1998. All significant inter-company accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary, which operates 70 branches throughout Florida. The Savings Bank operates two branches, one in Pinellas County, Florida and one in Brunswick, Georgia. The Bank's primary source of revenue has been derived from net interest income on loans and investments and income from mortgage banking activities.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the March 1999 financial statement presentation.

Recent Accounting Developments

Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP-98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material effect upon the results of operations of the Company.

Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 amends SFAS Nos. 65, "Accounting for Certain Mortgage Banking Activities" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 134 establishes standards for the classification of securities and other beneficial interests in accordance with SFAS No. 115. SFAS No. 134 allows an enterprise engaged in mortgage banking activities to classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans as trading, available for sale or held to maturity, depending upon an entity's intent and ability to hold those securities, except for those with sales commitments in place which must be classified as trading. Previously, such securities and beneficial interests retained after securitization of mortgage loans held for sale by an entity engaged in mortgage banking activities were required to be classified as trading. SFAS No. 134 is effective for periods beginning after December 15, 1998 with early application permitted. The adoption of SFAS No. 134 did not have a material financial effect on results of operations.

2.  MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

The Company has classified its mortgage-backed securities purchased in open market transactions as "available for sale" and mortgage-backed and mortgage-related securities resulting from securitization of its loans held for sale as "trading" assets. As of March 31, 1999, there were $80.2 million of such assets in the available for sale category and $112.5 million held as trading assets. Included in the trading category were $83.0 million of mortgage-backed securities and $29.4 million of mortgage-related securities. The market values assigned to the mortgage-backed securities held by the Company were derived using market quotations at March 31, 1999. However, market value quotations for the Company's mortgage-related securities, principally retained interests in the excess cash flows from securitizing High Loan-to-Value ("High LTV Loans"), were generally not available. These retained interests, which are essentially interest-only strips receivable, were valued based on estimates of the present value of the future excess cash flows from the underlying pool or pools of loans. In valuing the Company's mortgage-related securities, management has conducted surveys and analyses of current market conditions and has relied on third parties to assist in this process. The present value of the excess cash flows principally include the following assumptions: (i) the future rate of prepayment; (ii) the discount rate used to calculate present value; and (iii) the estimate for credit losses on loans sold. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate used in the valuation process represents management's expectations of future prepayment rates based on prior observed and future expected loan performance, the type of loans in the relevant pool and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Management has used prepayment estimates resulting in an initial average expected life of the pool of loans ranging 4.0 to 4.5 years, cumulative lifetime default rates ranging from 9.5% to 10% and discount rates ranging from 14% to 15%. To date, the interest-only strips receivable have performed in a manner consistent with management's assumptions.

3.  LOANS AND LOANS HELD FOR SALE

Loans at March 31, 1999 and December 31, 1998, are summarized as follows (in thousands):


                                                   March 31,       December 31,
                                                     1999             1998
                                                   ---------       ------------
Real estate mortgage loans:
   One-to-four family residential                $   969,303       $   973,538
   Multifamily residential                            74,519            92,209
   Commercial real estate                            351,638           379,797
   Construction/land development                     150,398           130,415
                                                 -----------       -----------
      Mortgage loans secured by first liens        1,545,858         1,575,959
Commercial business  loans                            75,706            84,002
Consumer loans                                        32,728            43,857
Retail home equity loans                              72,381            75,707
High LTV Loans                                       109,682           116,764
                                                 -----------       -----------
   Total gross portfolio loans                     1,836,355         1,896,289
Less-allowance for loan losses                       (27,442)          (28,077)
                                                 -----------       -----------
   Total loans held for portfolio                  1,808,913         1,868,212
Loans held for sale:
   Residential first lien mortgage loans              80,915           184,176
                                                 -----------       -----------
      Total loans                                $ 1,889,828       $ 2,052,388
                                                 ===========       ===========


Mortgage loans serviced for others as of March 31, 1999 and December 31, 1998 were $1.6 billion and $1.5 billion, respectively. Included in the total amount serviced for others were High LTV Loans amounting to $812.2 million and $835.0 million at March 31, 1999 and December 31, 1998, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $24.0 million and $22.9 million at March 31, 1999 and December 31, 1998, respectively. Loans on which interest was not being accrued at March 31, 1999 and December 31, 1998, totaled approximately $34.4 million and $35.6 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 1999 and December 31, 1998 totaled $289,000 and $1.2 million, respectively.

4. ALLOWANCES FOR LOSSES

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

The allowance for loan losses as of March 31, 1999, was comprised of: (i) $24.6 million allocated to originated loans (including loans acquired through mergers and acquisitions); (ii) $524,000 allocated to loans acquired from CrossLand Savings, F.S.B. in December 1993, (the "CrossLand Portfolio"); (iii) $1.1 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"); (iv) $232,000 allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase"); and (v) $1.0 million allocated to the other pools of purchased loans. Of the amounts allocated to the Crossland Portfolio, the March 1995 Purchase, the July 1997 Purchase and other purchased loan portfolios, $1.9 million are acquired reserves which only are available to absorb losses on the related acquired loans. In addition to amounts allocated to the allowance at March 31, 1999, the balance of unaccreted loan discount available to absorb losses on pools of portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $3.9 million.

Changes in the allowance for loan losses were as follows (in thousands):

                                          For the Three Months Ended March 31,
                                          ------------------------------------
                                                   1999           1998
                                                   ----           ----

Balance, beginning of period                    $ 28,077       $ 22,023
   Provision for possible loan losses              1,522            538
Loans charged off                                 (2,518)          (881)
Recoveries of loans charged off                      361            121
                                                --------       --------
     Net charge-offs                              (2,157)          (760)
                                                --------       --------
Balance, end of period                          $ 27,442       $ 21,801
                                                ========       ========

Of the $2.2 million of net charge-offs in the first quarter of 1999, $1.3 million resulted from losses on High LTV Loans taken into portfolio in the fourth quarter of 1998.

Allowance for Losses on Other Real Estate ("ORE")

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

State banking regulations require the Bank to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extension, each of up to five years. During the quarter ended March 31, 1999, the Bank sold a tract of land carried at $884,000 acquired through foreclosure in 1988 that had partially been developed as a shopping center site. Federal law and regulations had required the Bank to dispose of this tract by March 31, 1999. The Bank has been granted an extension on a second piece of property, with a book value of $208,000, until November 30, 1999. This property, consisting of residential lots, is currently under contract.

5.  MARKET RISK

The market risk inherent in the Company's market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates.

To manage interest rate risk, the Board of Directors has established interest rate risk policies and procedures which delegate to the Asset/Liability Committee the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect. Trading securities include mortgage-backed securities resulting from the securitization of High LTV and residential loans, the resulting residual interest in cash flows from those securitizations, where applicable, and the excess spread on interest only-strips receivable. Trading securities are carried at market value based on current market quotations where available or, if not available, based on present value techniques which management believes reasonably approximate market values. Any unrealized gains or losses are included in the statement of operations under "Gain on sale of securities, net".

6.  RESTRUCTURING COSTS AND OTHER RELATED CHARGES

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

In connection with this reorganization of mortgage banking activities, a restructuring charge of approximately $6.7 million was recorded, which included severance benefits payable to mortgage banking employees whose positions were eliminated, outplacement services for those employees, write-downs for abandoned assets, costs related to the consolidation of facilities and legal costs directly related to the restructuring. In addition, an $818,000 charge was recorded for legal and other costs related to the reorganization but not includable in the restructuring charge. The Company has substantially completed the restructuring process of the mortgage banking unit.

Expenses charged against the restructuring accrual for the three months ended March 31, 1999 are as follows:

Balance at December 31, 1998                     $ 6,673
Amortization of:
      Severance & benefits                        (3,923)
      Abandonment of assets                         (290)
      Consolidation of facilities                   (673)
      Legal costs                                     (4)
                                                 -------
           Ending Balance at March 31, 1999      $ 1,783
                                                 =======

7. PRIOR YEAR BUSINESS SEGMENT INFORMATION

As a result of the restructuring of the Company's mortgage banking operation in the fourth quarter of 1998, that operation now represents an insubstantial portion of the Company's overall business activities during 1999 and has ceased to be a reportable business segment. The Company's operations during 1998 were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities included the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operated through a separate division of the Bank, included originating and purchasing mortgage loans for sale or securitization. The Bank provided support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division was provided through the Bank. The following are the prior year business segment results of operation for the three months ended March 31, 1998. The Company elected to report its business segments without allocation of income taxes and minority interests.

                                                BUSINESS SEGMENT DATA
                                                  ($ in thousands)

                                                        1998
                                    -------------------------------------------
                                    COMMERCIAL        MORTGAGE          COMPANY
                                      BANKING          BANKING           TOTAL
                                    ----------        --------        ----------
Total assets (at period-end)        $1,658,757        $311,749        $1,970,506
                                    ==========        ========        ==========

Gross revenues                      $   17,849        $ 13,620        $   31,469
                                    ==========        ========        ==========

Net income before taxes and
 minority interest                  $    4,882        $    758        $    5,640
                                    ==========        ========        ==========

                   SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                      FIVE CONSECUTIVE QUARTERS (UNAUDITED)
                       ($ in thousands, except share data)

                                                                                     QUARTERS ENDED
                                                   -----------------------------------------------------------------------------
                                                   MAR. 1999     DEC. 1998        SEPT. 1998         JUNE 1998         MAR. 1998
                                                   ---------     ---------        ----------         ---------         ---------

OPERATING DATA:
Interest income                                   $    46,679  $      45,734      $     50,777      $    40,322       $    35,960
Interest expense                                       24,256         25,303            24,446           21,302            18,558
                                                  -----------  -------------      ------------      -----------       -----------
Net interest income                                    22,423         20,431            26,331           19,020            17,402
Loan loss provision                                     1,522          8,305             4,340            1,078               538
                                                  -----------  -------------      ------------      -----------       -----------
Net interest income after loan loss provision          20,901         12,126            21,991           17,942            16,864
Noninterest income                                      7,363          3,424            25,765           12,901            14,067
General and administrative ("G&A") expenses            22,346         37,214            34,615           31,987            25,201
Other noninterest expense                                 651         11,403             1,222              684                90
                                                  -----------  -------------      ------------      -----------       -----------
Net income (loss) before income taxes
 & minority interest                                    5,267        (33,067)           11,919           (1,828)            5,640
Income tax (provision) benefit                         (1,991)        12,391            (4,370)             736            (2,154)
Minority interest in income from
 subsidiary trust                                        (421)          (421)             (424)            (422)             (421)
                                                  -----------  -------------      ------------      -----------       -----------
Net income (loss)                                 $     2,855  $     (21,097)     $      7,125      $     1,514)      $     3,065
                                                  ===========  =============      ============      ===========       ===========
PER SHARE DATA:
Earnings per share - diluted                      $       .25  $       (2.04)     $        .63      $      (.17)      $       .36
                                                  ===========  =============      ============      ===========       ===========
Weighted average shares outstanding - diluted      11,246,636     10,322,263        11,238,535        8,840,330         8,621,293
                                                  ===========  =============      ============      ===========       ===========
Earnings per share - basic                        $       .27  $       (2.04)     $        .69      $      (.17)      $       .40
                                                  ===========  =============      ============      ===========       ===========
Weighted average shares outstanding - basic        10,386,952     10,322,263        10,307,777        8,840,330         7,608,814
                                                  ===========  =============      ============      ===========       ===========
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                      $ 2,493,425  $   2,505,117      $  2,455,397      $ 2,282,601       $ 1,970,506
Investment & mortgage-backed securities               355,024        129,783           115,891          115,792           105,373
Loans held for sale                                    80,915        184,176           318,854          410,113           311,749
Portfolio loans, net of unearned income             1,836,355      1,896,289         1,477,124        1,477,814         1,264,900
Allowance for loan losses                              27,442         28,077            20,530           21,505            21,800
Goodwill & premium on deposits                         35,906         36,916            37,880           28,765             4,679
Deposits                                            2,188,470      2,187,412         2,138,970        1,853,535         1,535,602
Stockholders' equity                                  168,448        163,597           185,028          177,563           105,273
Book value per share (dollars)                          15.01          14.77             16.71            16.07             12.58
SELECTED FINANCIAL RATIOS:
Return on average assets                                  .47%         (3.37)%            1.20%            (.30)%             .71%
Return on average equity                                 7.11         (45.03)            14.32            (4.23)            12.46
Equity to assets                                         6.76           6.53              7.54             7.78              5.34
Equity and minority interest in preferred
  subsidiary to assets                                   7.91           7.68              8.71             9.04              6.80
Portfolio loans/deposit ratio                           83.91          86.69             69.06            79.73             82.37
Net interest spread                                      3.46           3.17              4.38             3.50              3.76
Net interest margin                                      3.81           3.59              4.80             3.91              4.15
G & A expense to average assets (1)                      3.61           2.78              2.75             2.73              2.81
G & A efficiency ratio (1)                              75.02          73.75             63.83            75.14             69.13
Loan loss allowance to portfolio loans                   1.49           1.48              1.39             1.46              1.72
Loan loss allowance to nonperforming loans              79.16          74.21             68.26            67.65             66.89
CAPITAL RATIOS:
Tier 1 (leverage) - Company                              5.76           5.49              6.13             7.76              6.58
Tier 1 (leverage) - Bank                                 6.85           6.66              7.10             7.54              6.70
Tier 1/risk-assets - Company                             8.72           7.72              9.51             9.85              9.30
Tier 1/risk assets - Bank                               10.35           9.27             11.07             9.57              9.46
Risk-based capital - Company                            10.02           9.01             10.75            10.91             10.71
Risk-based capital - Bank                               11.65          10.56             12.32            10.63             10.72
OTHER DATA (AT PERIOD-END):
Number of branch banking offices                           70             62                58               56                49
Number of full-time equivalent employees                1,297          1,733             1,702            1,558             1,381

(1) Ratios prior to 1999 include commercial banking segment only.

                            REPUBLIC BANCSHARES, INC.
                       QUARTERLY NONPERFORMING ASSET TREND
                           (unaudited; $ in thousands)



                                                                              QUARTERS ENDED
                                                       ------------------------------------------------------------
                                                       MAR. 1999       DEC. 1998   SEPT. 1998    JUNE 1998   MAR. 1998
                                                       ---------       ---------   ----------    ---------   ---------


NON-PERFORMING LOANS:

Residential first lien                                  $26,398         $24,714      $20,797      $21,610      $19,539
Commercial real estate                                    4,990           9,699        6,647        9,251       10,340
Multifamily residential                                     183             183          186           --           95
Commercial (business)                                     1,386           1,312          649          595          729
Home equity                                               1,085             713          320          225          244
Consumer & other                                            160             203          351          213          599
High LTV                                                    464              --          290           --           --
                                                        -------         -------      -------      -------      -------

    Total nonperforming loans (1)                        34,666          36,824       29,240       31,894       31,546

    Total nonperforming other assets                        901           1,010        1,091        2,231        1,284

OTHER REAL ESTATE:

Residential                                               3,567           3,069        3,058        4,335        4,346
Commercial-build & sell                                     620             884        2,004        2,480        2,480
Commercial bulk sale                                      2,109             998          981        1,823        1,620
                                                        -------         -------      -------      -------      -------
    Total ORE                                             6,296           4,951        6,043        8,638        8,446

    Total nonperforming assets                          $41,863         $42,785      $36,374      $42,763      $41,276
                                                        =======         =======      =======      =======      =======

(1) Represents all loans on nonaccrual and 90 days and over past due

MEMORANDUM:
Past due 90+ days-still accruing (incl. above)          $   289         $ 1,232      $   266      $ 2,036      $ 2,244
Nonperforming loans/portfolio loans                        1.89%           1.94%        2.04%        2.15%        2.58%
Nonperforming assets/assets                                1.68            1.71         1.48         1.87         2.09
Ore/assets                                                 0.25            0.20         0.25         0.38         0.43

LOAN LOSS ALLOWANCE TO NONPERFORMING LOANS:
    Originated portfolio                                  80.87           74.71        71.32        78.44        74.71
    July 1997 Purchase                                    27.01           35.70        35.22        52.11        35.70
    March 1995 Purchase                                  111.62          108.06       111.62       263.80       108.06
    CrossLand portfolio                                   41.65           43.50        50.80       409.57        43.50
    Other purchased portfolios                            79.86          113.69        45.08        17.82       113.69
       Total                                              79.16           74.21        68.26        67.65        74.21

OTHER LOAN DELINQUENCY DATA
   30-89 DAYS PAST DUE:
    Residential                                         $12,553         $17,032      $18,496      $21,788      $19,376
    Commercial/multifamily                                6,958           7,128        7,583        6,266        6,199
    Commercial (business)                                 1,540           2,082        1,101        3,924        1,086
    Home equity                                           1,228           1,218          598          175          157
    Consumer & other                                        453             720          519          517          454
    High LTV                                              1,935           1,485        1,231           --           --
                                                        -------         -------      -------      -------      -------
       Total                                            $24,667         $29,665      $29,528      $32,670      $27,272
                                                        =======         =======      =======      =======      =======

                            REPUBLIC BANCSHARES, INC.
                        QUARTERLY CREDIT LOSS EXPERIENCE
                           (unaudited; $ in thousands)

                                                                                 QUARTERS ENDED
                                              ------------------------------------------------------------------------------------
                                              MAR. 1999          DEC. 1998         SEPT. 1998          JUNE 1998         MAR. 1998
                                              ---------          ---------         ----------          ---------         ---------

DAILY AVERAGE LOANS OUTSTANDING:
Residential                                  $   976,233        $   962,492        $   883,735        $   852,224       $   783,114
Commercial real estate/multifamily               629,870            592,009            556,171            497,029           455,036
Commercial (business)                            197,055            188,348            152,522            129,984           111,190
Home equity                                       72,702             67,858             53,280             34,749            26,150
Consumer & other                                  32,476             34,576             29,795             28,256            25,733
High LTV                                         113,113            107,379            230,937            186,684           102,832
                                             -----------        -----------        -----------        -----------       -----------
    Total                                    $ 2,021,449        $ 1,952,662        $ 1,906,440        $ 1,728,926       $ 1,504,055
                                             ===========        ===========        ===========        ===========       ===========
Allowance for loan losses
    at beginning of period                   $    28,077        $    20,530        $    21,505        $    21,800       $    22,023
Loan discount (net) allocated to
    (from) purchased portfolios                       --                 --             (3,262)            (1,041)               --
Provision for loan losses                          1,522              8,305              4,340              1,078               538

CHARGE-OFFS:
Residential                                         (709)              (328)              (772)              (158)             (217)
Commercial real estate/multifamily                   (17)                --                 --                 --              (266)
Commercial (business)                                 (6)              (129)            (1,057)               (50)             (214)
Home equity                                          (32)                (6)                --                 --                --
Consumer                                            (188)              (160)              (181)              (238)             (179)
Other                                               (160)              (268)              (104)               (66)               (1)
High LTV                                          (1,406)                --                 --                 --                --
                                             -----------        -----------        -----------        -----------       -----------
    Total                                    $    (2,518)       $      (891)       $    (2,114)       $      (512)      $      (877)

RECOVERIES:
Residential                                           25                 55                 17                 28                --
Commercial real estate/multifamily                     5                 --                 --                 90                93
Commercial (business)                                111                  7                 19                 16                 6
Home equity                                           --                 12                 --                 --                --
Consumer                                              43                 36                 18                 45                14
Other                                                 80                 23                  7                  1                 3
High LTV                                              97                 --                 --                 --                --
                                             -----------        -----------        -----------        -----------       -----------
    Total                                    $       361        $       133        $        61        $       180       $       116

NET CHARGE-OFFS (RECOVERIES):
Residential                                         (684)              (273)              (755)              (130)             (217)
Commercial real estate/multifamily                   (12)                --                 --                 90              (173)
Commercial (business)                                105               (122)            (1,038)               (34)             (208)
Home equity                                          (32)                 6                 --                 --                --
Consumer                                            (145)              (124)              (163)              (193)             (165)
Other                                                (80)              (245)               (97)               (65)                2
High LTV                                          (1,309)                --                 --                 --                --
                                             -----------        -----------        -----------        -----------       -----------
    Total                                    $    (2,157)       $      (758)       $    (2,053)       $      (332)      $      (761)
                                             -----------        -----------        -----------        -----------       -----------
Allowance for loan losses at
   end of period                             $    27,442        $    28,077        $    20,530        $    21,505       $    21,800
                                             ===========        ===========        ===========        ===========       ===========

NET CHARGE-OFFS (RECOVERIES) TO AVERAGE
  LOANS - ANNUALIZED:
Residential                                          .28%               .12%               .36%               .08%              .12%
Commercial real estate/multifamily                   .01                 --                 --               (.08)              .16
Commercial (business)                               (.20)               .24                .03                .12               .76
Home equity                                          .16               (.04)                --                 --                --
Consumer & other                                    1.80               1.44               2.20               2.72              2.56
High LTV                                            4.64                 --                 --                 --                --
                                             -----------        -----------        -----------        -----------       -----------
    Total                                            .44%               .16%               .44%               .08%              .20%
                                             ===========        ===========        ===========        ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT MARCH 31, 1999 AND DECEMBER 31, 1998

Overview

Total assets were $2.5 billion at March 31, 1999, substantially unchanged from that at December 31, 1998. However, the mix of the Company's asset base changed as the Company continued to sell its December 1998 inventory of loans held for sale and reinvest those funds into U.S. Treasury and other government backed securities. The percentage of portfolio loans and loans held for sale to total assets was 76.9% and 83.0% at March 31, 1999 and December 31, 1998, respectively.

Federal Funds Sold and Interest Bearing Deposits

Federal funds sold, all on an overnight basis, decreased by $85.4 million from $93.0 million at the prior year-end to $7.6 million at March 31, 1999, primarily as a result of the reinvestment of excess cash into government securities.

Mortgage-Backed and Mortgage-Related Securities

In the quarter ended March 31, 1999, the Company increased its mortgage securities in the available for sale category by $46.4 million through purchases of securities issued by the Government National Mortgage Association ("GNMA") and increased its mortgage securities in the trading category by $49.8 million through retention of securities created through securitization of the Company's residential loan production.

Loans and Loans Held for Sale

Total loans held for portfolio decreased by $59.3 million from $1.87 billion at the prior year-end to $1.81 billion at March 31, 1999. A $50.0 million portion of the decrease was attributable to the participation out to another financial institution of commercial real estate loans. Real estate-secured loans declined during the period by $40.5 million to $1.7 billion or 94.1% of total portfolio loans. Loans held for sale decreased by $103.3 million to $80.9 million, at March 31, 1999, primarily as a result of loan sales.

Allowance for Loan Losses

The allowance for loan losses amounted to $27.4 million at March 31, 1999, (1.49% of portfolio loans) compared with $28.1 million (1.48% of portfolio loans) at December 31, 1998. Activity relating to the allowance in 1999 included provisions for loan losses of $1.5 million, and loan charge-offs (net of recoveries) of $2.2 million. Of the net amount of charge-offs, $1.3 million resulted from High LTV Loans taken into portfolio in the fourth quarter of 1998.

Nonperforming Assets

Nonperforming assets amounted to $41.9 million or 1.68% of total assets at March 31, 1999, compared with $42.8 million or 1.71% of total assets at December 31, 1998. Nonperforming loans totaled $35.6 million at March 31, 1999, a decrease of $2.2 million from the prior year-end total of $37.8 million. Nonperforming residential mortgage loans increased by $2.1 million, due primarily to increased delinquency levels in loans originated by the mortgage banking unit. This was offset by a decrease in nonperforming commercial real estate and commercial (business) nonperforming loans of $4.6 million. ORE balances increased by $1.3 million to $6.3 million.

Deposits

Total deposits were $2.2 billion at March 31, 1999, substantially unchanged from the prior year-end. Checking account, savings and money market accounts increased by $17.2 million while certificates of deposit declined by $16.1 million.

Stockholders' Equity

Stockholders' equity was $168.4 million at March 31, 1999, or 6.8% of total assets, compared to $163.6 million or 6.5% of total assets at December 31, 1998. At March 31, 1999, the Bank's Tier 1 ("Leverage") Capital ratio was 6.85%, its Tier 1 Risk-Based Capital ratio was 10.35%, and its Total Risk-Based Capital ratio was 11.65%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's ratios were 5.76%, 8.72%, and 10.02%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Overview

Net income for the first quarter of 1999 was $2.9 million, or $.25 per share (on a diluted basis), compared with a net income of $3.1 million, or $.36 per share, on the same basis for the same period in 1998.

"Core net income", defined by the Company as after-tax net income excluding: (i) the contribution from new branches opened in late 1998 and 1999; (ii) direct costs of mortgage production activities, net of gains on loans held for sale; and (iii) other unusual or infrequently occurring items, was $4.1 million for the quarter ended March 31, 1999 compared to $3.8 million for the prior year, a 7.9% increase. An analysis of the Company's core income is as follows ($ in thousands, net of tax effect):

                                                    QUARTERS ENDED MARCH 31,
                                                      1999           1998
                                                      ----           ----
                                                          (UNAUDITED)
CORE RESULTS:
Net interest income                                 $ 13,781       $ 10,756
Loan loss provision                                      946            333
Noninterest income                                     2,837          1,985
G & A expense                                         10,949          8,460
Amortization of goodwill & premium on deposits           628             99
                                                    --------       --------
    Core net income                                    4,095          3,849

NET INCOME (LOSS) FROM OTHER ACTIVITIES:
Mortgage production activities                          (271)        (3,549)
New branches                                            (773)            --
Sale of portfolio loans                                   --          3,144
ORE & other non-operating items                          224             42
                                                    --------       --------
Net income before minority interest                    3,275          3,486
Minority interest (net of tax)                          (420)          (421)
                                                    --------       --------
    Net income                                      $  2,855       $  3,065
                                                    ========       ========

Analysis of Net Interest Income (see table on page 16)

Net interest income for the three months ended March 31, 1999 was $22.4 million compared with $17.4 million for the same period last year, a $5.0 million or 28.7% increase. Interest income was $46.7 million for the first quarter of 1999, an increase of $10.7 million over the same period in 1998. Interest expense increased by $5.7 million. Average asset yield decreased by 60 basis points from 8.67% for the same period of 1998 to 8.07% for 1999, primarily as a result of a higher investment in securities and federal funds sold relative to total earnings assets. The average cost of interest-bearing liabilities also declined by 30 basis points from 4.91% to 4.61%, primarily due to reduced reliance on outside borrowings and lower costs for certificate of deposits. As a result, net interest spread decreased 30 basis points from 3.76% for 1998 to 3.46% for 1999 and net interest margin, which includes the benefit of noninterest bearing funds, declined by 34 basis points from 4.15% for 1998 to 3.81% for 1999.

Noninterest Income

Noninterest income for the three months ended March 31, 1999 was $7.4 million compared with $14.1 million for the same period of 1998, a decrease of $6.7 million. Excluding gains on sale of loans and income from mortgage banking activities, noninterest income was $4.6 million for the first quarter of 1999 compared to $3.2 million for the same period last year. Loan fee income increased from $1.3 million in 1998 to $2.8 million for 1999 and service charges on deposit accounts and other deposit-related fee income sources increased by $280,000.

The following table reflects the components of noninterest income for the three months ended March 31, 1999, and 1998 (in thousands):

                                                    For the three Months
                                                       Ended March 31,
                                             --------------------------------------
                                                                          Increase
                                               1999          1998        (Decrease)
                                               ----          ----        ----------
Gains on sales of loans, net                 $ 2,793       $    871       $ 1,922
Income from mortgage banking operations           --          9,985        (9,985)
Service charges on deposit accounts            1,131            851           280
Loan fee income                                2,787          1,265         1,522
Gain on sale of securities, net                   --            333          (333)
Net trading account loss                        (135)          (111)          (24)
Generations Gold fee income                      323            195           128
Foreign exchange income                           28             32            (4)
Other income                                     436            646          (210)
                                             -------       --------       -------
Total noninterest income                     $ 7,363       $ 14,067       $(6,704)
                                             =======       ========       =======


                   [Balance of page intentionally left blank]

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended March 31, 1999 and 1998 (in thousands):

                                                                     Three Months Ended March 31,
                                             ----------------------------------------------------------------------------
                                                              1999                                  1998
                                             -------------------------------------    -----------------------------------

                                               Average                     Average    Average       Average
Summary of Average Rates                       Balance      Interest         Rate     Balance       Interest         Rate
------------------------                       -------      --------       -------    -------       --------         ----
Interest earning assets:
  Loans, net                                 $2,021,449      $43,081         8.51%   $1,504,055      $33,366         8.91%
  Investment securities                          42,352          536         5.12        36,260          596         6.63
  Mortgage-backed securities                     37,890          594         6.27        36,889          626         6.78
  Trading securities                             83,010          950         4.58        37,464          701         7.49
  Interest bearing deposits in banks              7,519           72         3.88         1,802           16         3.68
  FHLB stock                                     11,433          209         7.41         9,994          182         7.37
  Federal funds sold                            106,420        1,237         4.65        38,380          473         4.94
                                             ----------      -------         ----    ----------      -------         ----
  Total interest earning assets              $2,310,073       46,679         8.07     1,664,844       35,960         8.67
  Noninterest earning assets                    167,304                                  94,737
                                             ----------                              ----------
  Total assets                               $2,477,377                              $1,759,581
                                             ==========                              ==========
Interest bearing liabilities:
  Interest checking                          $  179,649          340          .77%   $  134,371          588         1.78%
  Money market                                  172,465        1,614         3.80        55,277          199         1.46
  Savings                                        72,595          329         1.84        54,948          297         2.19
  Passbook Gold                                 291,630        3,049         4.24       252,752        3,058         4.91
  Time deposits                               1,329,324       17,782         5.43       875,121       12,149         5.63
  FHLB advances                                  12,833          157         4.95       134,742        1,955         5.88
  Other borrowings                               74,057          985         5.39        24,844          312         5.10
                                             ----------      -------         ----    ----------      -------         ----
  Total interest bearing liabilities          2,132,553       24,256         4.61     1,532,055       18,558         4.91
                                                             -------                                 -------
  Noninterest bearing liabilities               182,023                                 130,814
  Stockholders' equity                          162,801                                  96,712
                                             ----------                              ----------
  Total liabilities and equity               $2,477,377                              $1,759,581
                                             ==========                              ==========
Net interest income/net interest spread                      $22,423         3.46%                   $17,402         3.76%
                                                             =======         ====                    =======         ====
Net interest margin                                                          3.81%                                   4.15%
                                                                             ====                                    ====

                                                     Increase (Decrease) Due to
                                                -------------------------------------
Changes in Net Interest Income                   Volume          Rate         Total
------------------------------                   ------          ----         -----
Interest earning assets:
  Loans, net                                    $ 10,621       $  (906)      $  9,715
  Investment securities                              122          (182)           (60)
  Mortgage-backed securities                          16           (48)           (32)
  Trading securities                                 602          (353)           249
  Interest bearing deposits in banks                  55             1             56
  FHLB stock                                          26             1             27
  Federal funds sold                                 793           (29)           764
                                                --------       -------       --------
    Total change in interest income               12,235        (1,516)        10,719

Interest bearing liabilities:
  Interest checking                                  156          (404)          (248)
  Money market                                       806           609          1,415
  Savings                                             85           (53)            32
  Passbook Gold                                      436          (445)            (9)
  Time deposits                                    6,232          (599)         5,633
  FHLB advances                                   (1,047)         (751)        (1,798)
  Other borrowings                                   718           (45)           673
                                                --------       -------       --------
Total change in interest expense                   7,386        (1,688)         5,698
                                                --------       -------       --------

Increase (decrease) in net interest income      $  4,849       $   172       $  5,021
                                                ========       =======       ========

Noninterest Expense

General and administrative ("G & A") expenses for the first quarter of 1999 were $22.3 million compared with $25.2 million for the same period last year, a decrease of $2.9 million. These improvements were primarily attributable to the reduced operating expenses associated with the Company's restructured mortgage activities. Total noninterest expenses, which include G & A expense, were $23.0 million for the three months ended March 31, 1999 compared with $25.3 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended March 31, 1999 and 1998 (in thousands):

                                                   For the Quarter Ended
                                                         March 31,
                                         ---------------------------------------
                                                                      Increase
                                            1999           1998       (Decrease)
                                            ----           ----       ----------
Salaries and benefits                    $ 12,010       $ 10,578       $ 1,432
Net occupancy expense                       3,792          2,739         1,053
Advertising                                   368          4,366        (3,998)
Data processing fees                        1,034            721           313
FDIC and state assessments                    333            273            60
Telephone expense                             551            526            25
Legal and professional                        632            739          (107)
Postage and supplies                        1,101          4,074        (2,973)
Other operating expense                     2,525          1,185         1,340
                                         --------       --------       -------
Total G & A expenses                       22,346         25,201        (2,855)
Merger expenses                                --              3            (3)
Provision for losses on ORE                    --            (80)           80
ORE expense, net of ORE income               (359)             8          (367)
Amortization of premium on deposits
  and goodwill                              1,010            159           851
                                         --------       --------       -------
Total noninterest expense                $ 22,997       $ 25,291       $(2,294)
                                         ========       ========       =======

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

Additional staffing for Year 2000 compliance, including a full-time project coordinator and other technically proficient employees, have been hired to monitor the daily activities of the project for the Bank. Non-compliant vendors have been and continue to be contacted for project progress reports. The Bank is independently verifying significant vendors' Year 2000 readiness. Communication with compliant vendors to develop and implement testing plans is also ongoing.

In the event that the Bank's efforts are unsuccessful and/or that one or more of the Company's critical internal systems should not properly recognize January 1, 2000 and subsequent dates, the following could occur, any of which could have a material adverse impact on the operations of the Company and the Bank.

(a) Client service could deteriorate to the point that a substantial number of the Bank's and Savings Bank's clients move their account relationships to another financial institution;
(b) The Company and the Bank may be unable to provide the public and the applicable regulatory authorities with timely and accurate financial information; or
(c) The Company, the Bank, and the Savings Bank may be unable to fulfill, on a timely basis, their various contractual obligations.

The FDIC set a target date of June 30, 1999 for financial institutions to complete all phases of the Year 2000 compliance effort. The Bank and the Savings Bank's main client loan, deposit and general ledger application systems are processed by ALLTEL Information Services, Inc. ("ALLTEL") which has certified its applications as Year 2000 compliant with the test results forwarded to Bank personnel for verification. The Bank has substantially completed the testing process and expects to have the process fully-completed by the June 30, 1999 target date set by the FDIC. The critical internal systems of all the Bank's merged and acquired entities have been converted to the ALLTEL loan and deposit application systems.

The Bank and Savings Bank have formulated a contingency plan for the remote possibility that ALLTEL will not be year 2000 compliant. The Company will continue its efforts toward year 2000 compliance with a goal of June 30, 1999 for completion of all testing and implementation of compliant systems.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain of the statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption, "Management's Discussion and Analysis," may constitute forward-looking statements. Forward-looking statements are made based upon management's expectations and beliefs concerning future development and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management's expectations or that the effect of future developments on the Company will be those anticipated by management.

The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1999, and thereafter include many factors that are beyond the Company's ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Company's existing and new, loan and deposit products, the impact of competitive products, the Company's ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

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

Also in January 1999, the Company filed a lawsuit against a former vendor that provided printing and direct mailing services for the Company's mortgage banking operation to invalidate a term contract executed by the former manager of the High LTV Loan origination unit who was not an officer of the Company or the Bank at the time the contract was executed. The lawsuit also alleges civil conspiracy and fraud in connection with the execution of the contract. The vendor has, at this same time, filed an arbitration proceeding against the Company relating to the same issues. This matter is in the discovery phase. The vendor has changed its estimate of alleged damages from $13 million to a range of $2 - $9 million.

The Company is also subject to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operation.

ITEM 2.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  27.0 Financial Data Schedule

         b. On January 7, 1999, the Company filed a report on Form 8-K disclosing the text of a press release initially disclosed on December 30, 1998 which amended the Company's projected loss for the period ended December 31, 1998. On January 29, 1999, the Company filed a report on Form 8-K disclosing the text of a press release disclosed on that same day that the Company's Board of Directors had hired an investment banker to assist it in evaluating strategic alternatives among which included the possible sale of the Company.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       REPUBLIC BANCSHARES, INC.

Date:  05/12/99                        By: /s/Alfred T. May
       --------                            ------------------------------------
                                           Alfred T. May
                                           Chairman and Chief Executive Officer
                                           (principal executive officer)


Date:  05/12/99                       By:  /s/William R. Falzone
       --------                            ------------------------------------
                                           William R. Falzone
                                           Treasurer (principal financial and
                                           accounting officer)