Form 10-Q
period 1999-06-30
REPUBLIC BANCSHARES INC
filed 1999-07-30
CIK 1005501

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark one)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                      N/A
-------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No___

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

COMMON STOCK PAR VALUE $2.00 PER SHARE               10,502,981 SHARES OUTSTANDING AT JULY 26, 1999
--------------------------------------               ----------------------------------------------

                           REPUBLIC BANCSHARES, INC.


                                     INDEX

PART I. FINANCIAL INFORMATION (all financial information for prior periods has been restated for the mergers with Lochaven Federal Savings and Loan Association and Bankers Savings Bank, F.S.B.)

ITEM 1.   FINANCIAL STATEMENTS

                                                                                                        PAGE
          Consolidated Balance Sheets - June 30, 1999 (unaudited)
            and December 31, 1998.........................................................................1

          Consolidated Statements of Operations -
            Three and six month periods ended June 30, 1999 and 1998 (all unaudited)......................2

          Consolidated Statements of Stockholders' Equity -
            Year ended December 31, 1998 and Six months ended June 30, 1999 (unaudited)...................3

          Consolidated Statements of Comprehensive Income
            Six month periods ended June 30, 1999 and 1998 (all unaudited)................................3

          Consolidated Statements of Cash Flows -
            Three and six month periods ended June 30, 1999 and 1998 (all unaudited)......................4

          Notes to Consolidated Financial Statements (unaudited)..........................................5

          Selected Quarterly Financial and Other Data (unaudited)........................................10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................................................13

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS..............................................................................22

ITEM 2.   SALE OF THE SAVINGS BANK.......................................................................23

ITEM 3.   EXHIBITS AND REPORTS ON FORM 8-K...............................................................23

SIGNATURES...............................................................................................24

                           REPUBLIC BANCSHARES, INC.
       CONSOLIDATED BALANCE SHEETS - JUNE 30, 1999 AND DECEMBER 31, 1998
                       ($ in thousands, except share data)

                                                                                            JUNE 30,             DECEMBER 31,
                                                                                             1999                   1998
                                                                                             ----                   ----
                                                                                         (UNAUDITED)
ASSETS
Cash and due from banks                                                                 $    45,128           $    46,143
Interest bearing deposits in banks                                                           12,439                 3,467
Federal funds sold                                                                          148,000                93,000
Investment securities (all available for sale)                                               36,063                31,003
Mortgage-backed and mortgage-related securities:
     Available for sale                                                                     268,960                32,713
     Trading                                                                                 40,105                66,067
FHLB stock                                                                                   13,931                11,152
Loans held for sale                                                                              --               184,176
Loans, net of allowance for loan losses                                                   1,850,773             1,868,212
Premises and equipment, net                                                                  56,532                60,274
Other real estate acquired through foreclosure, net                                           4,397                 4,951
Accrued interest receivable                                                                  13,870                13,452
Goodwill and premium on deposits                                                             34,936                36,916
Other assets                                                                                 48,691                53,591
                                                                                        -----------           -----------
     Total assets                                                                       $ 2,573,825           $ 2,505,117
                                                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Deposits-
         Noninterest bearing checking                                                   $   125,489           $   138,934
         Interest checking                                                                  173,256               189,392
         Money market                                                                       204,831               159,868
         Savings                                                                            352,263               366,817
         Time deposits                                                                    1,417,604             1,332,401
                                                                                        -----------           -----------
              Total deposits                                                              2,273,443             2,187,412
     Securities sold under agreements to repurchase                                          42,106                36,640
     FHLB advances                                                                               --                25,000
     Holding company senior debt                                                             25,000                25,000
     Holding company unsecured notes                                                          7,000                 7,000
     Other liabilities                                                                       29,918                31,718
                                                                                        -----------           -----------
              Total liabilities                                                           2,377,467             2,312,770
                                                                                        -----------           -----------

Company-obligated mandatorily redeemable preferred
     securities of subsidiary trust solely holding junior
     subordinated debentures of the Company                                                  28,750                28,750
Stockholders' equity:
     Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized 75,000 shares issued and outstanding. Liquidation
         preference $6.6 million at June 30, 1999 and December 31, 1998.)                     1,500                 1,500
     Common stock ($2.00 par, 20,000,000 shares authorized, 10,502,821 and
         10,323,194 shares issued and outstanding at June 30, 1999 and
         December 31, 1998, respectively.)                                                   21,005                20,646
Capital surplus                                                                             127,888               125,364
Retained earnings                                                                            21,813                16,103
Net unrealized (loss) on available for sale securities, net of tax effect                    (4,598)                  (16)
                                                                                        -----------           -----------
         Total stockholders' equity                                                         167,608               163,597
                                                                                        -----------           -----------
         Total liabilities and stockholders' equity                                     $ 2,573,825           $ 2,505,117
                                                                                        ===========           ===========

The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      ($ in thousands, except share data)

                                                     FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                     -----------------------------------   ---------------------------------
                                                           1999                1998             1999              1998
                                                           ----                ----             ----              ----
                                                                 (UNAUDITED)                         (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                          $     40,951       $    38,071       $     84,033       $    71,437
  Interest on investment securities                            490               588              1,026             1,184
  Interest on mortgage-backed securities                     3,324               361              3,918               986
  Interest on trading securities                               689               315              1,639             1,016
  Interest on federal funds sold                             1,128               723              2,364             1,197
  Interest on other investments                                383               264                664               462
                                                      ------------       -----------       ------------       -----------
         Total interest income                              46,965            40,322             93,644            76,282
INTEREST EXPENSE:
  Interest on deposits                                      23,158            17,926             46,272            34,217
  Interest on FHLB advances                                     --             2,869                157             4,824
  Interest on senior debt                                      440                --                833                --
  Interest on unsecured notes                                  133                --                269                --
  Interest on other borrowings                                 471               507                927               819
                                                      ------------       -----------       ------------       -----------
     Total interest expense                                 24,202            21,302             48,458            39,860
                                                      ------------       -----------       ------------       -----------
     Net interest income                                    22,763            19,020             45,186            36,422
PROVISIONS FOR LOAN LOSSES                                   1,410             1,078              2,932             1,616
                                                      ------------       -----------       ------------       -----------
Net interest income after provision
 for loan losses                                            21,353            17,942             42,254            34,806
                                                      ------------       -----------       ------------       -----------
NONINTEREST INCOME:
  Service charges on deposit accounts                        1,164               998              2,295             1,849
  Loan service fees                                          1,718                73              3,603               659
  Other loan fee income                                      1,051               628              1,953             1,308
  Gain on sale of loans, net                                   464             1,096              3,258             1,966
  Income from mortgage banking activities                       --             8,426                 --            18,411
  Gain (loss) on securities, net                              (109)              521               (245)              743
  Other operating income                                     1,512             1,159              2,299             2,032
                                                      ------------       -----------       ------------       -----------
     Total noninterest income                                5,800            12,901             13,163            26,968
NONINTEREST EXPENSES:
  General and administrative
   ("G&A") expenses                                         20,685            31,987             43,032            57,188
  Merger expenses                                               --               420                 --               423
  Provision for losses on ORE                                   --               120                 --                40
  Other ORE (income) expense, net                             (130)              (16)              (488)               (8)
  Amortization of goodwill
   & premium on deposits                                       970               160              1,980               319
                                                      ------------       -----------       ------------       -----------
     Total noninterest expenses                             21,525            32,671             44,524            57,962
Income (loss) before income taxes &
  minority interest                                          5,628            (1,828)            10,893             3,812
Income tax (provision) benefit                              (2,219)              736             (4,209)           (1,418)
                                                      ------------       -----------       ------------       -----------
Income (loss) before minority interest                       3,409            (1,092)             6,684             2,394
Minority interest in income from
  subsidiary trust (net of tax)                               (421)             (422)              (842)             (843)
                                                      ------------       -----------       ------------       -----------
  NET INCOME (loss)                                   $      2,988       $    (1,514)      $      5,842       $     1,551
                                                      ============       ===========       ============       ===========
PER SHARE DATA:
  Net income (loss) per common and
    common equivalent share - diluted                 $        .26       $      (.17)      $        .52       $       .17
                                                      ============       ===========       ============       ===========
  Weighted average common & common
     equivalent shares outstanding-diluted              11,359,392         8,840,330         11,302,980         9,240,762
                                                      ============       ===========       ============       ===========

  Net income (loss) per common share - basic          $        .28       $      (.17)      $        .56       $       .19
                                                      ============       ===========       ============       ===========
  Weighted average common shares
     outstanding - basic                                10,493,214         8,840,330         10,440,377         8,224,572
                                                      ============       ===========       ============       ===========

 The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                 THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                ($ in thousands)

                                       Perpetual Preferred                                                  Net Unrealized
                                        Convertible Stock        Common Stock                               Gains/(Losses)
                                       -------------------       ------------                                on Available
                                        Shares                Shares                 Capital     Retained      for Sale
                                        Issued    Amount      Issued      Amount     Surplus     Earnings     Securities    Total
                                        ------    ------      ------      ------     -------     --------     ----------    -----
BALANCE, DECEMBER 31, 1997              75,000    $1,500     7,602,992    $15,206    $ 56,553    $ 28,789     $   482     $ 102,530

Net loss for the twelve months
 ended December 31, 1998                    --        --            --         --          --     (12,421)         --       (12,421)
Net unrealized losses on
 available for sale securities,
 net of tax effect                          --        --            --         --          --          --        (498)         (498)
Exercise of stock options                   --        --        78,052        156         662          --          --           818
Issuance of common stock                    --        --     2,642,150      5,284      67,598          --          --        72,882
Additional paid-in capital from
 performance stock options                  --        --            --         --         551          --          --           551
Dividends on preferred
 stock                                      --        --            --         --          --        (265)         --          (265)
                                        ------    ------    ----------    -------    --------    --------     -------     ---------

BALANCE, DECEMBER 31, 1998              75,000     1,500    10,323,194     20,646     125,364      16,103         (16)      163,597

Net income for the six
 months ended June 30, 1999                 --        --            --         --          --       5,842          --         5,842
Net unrealized loss on
 available for sale securities,
 net of tax                                 --        --            --         --          --          --      (4,582)       (4,582)
Exercise of stock options                   --        --       179,627        359       1,815          --          --         2,174
Additional paid-in capital from
  nonqualified/performance
  stock options                             --        --            --         --         709          --          --           709
Dividends on preferred
 stock                                      --        --            --         --          --        (132)         --          (132)
                                        ------    ------    ----------    -------    --------    --------     -------     ---------

BALANCE, JUNE 30, 1999                  75,000    $1,500    10,502,821    $21,005    $127,888    $ 21,813     $(4,598)    $ 167,608
                                        ======    ======    ==========    =======    ========    ========     =======     =========

                           REPUBLIC BANCSHARES, INC.
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                ($ in thousands)

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                1999        1998
                                                                                ----        ----
Net income                                                                    $ 5,842     $ 1,551
Unrealized losses on securities:
   Unrealized holding losses, net of tax effect during period                  (4,827)        427
Less reclassification adjustment for gains realized in net income                 245        (461)
                                                                              -------     -------
   Net unrealized losses                                                       (4,582)        (34)
                                                                              -------     -------
   Comprehensive income                                                       $ 1,260     $ 1,517
                                                                              =======     =======

The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                            FOR THE THREE MONTHS ENDED JUNE 30,   OR THE SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------------   --------------------------------
                                                                   1999              1998              1999               1998
                                                                   ----              ----              ----               ----
                                                                    (UNAUDITED)                         (UNAUDITED)
OPERATING ACTIVITIES:
Net income (loss)                                                $   2,988         $  (1,514)        $   5,842         $   1,551
Reconciliation of net income to net cash
provided by (used in):
   Provision for loan and ORE losses                                 1,410             1,198             2,932             1,656
   Depreciation and amortization, net                                4,749             3,951             9,389             5,400
   Amortization of premium (accretion)
     of fair value, net                                              3,920              (333)            5,181               192
   Gain on sale of loans                                              (465)           (9,522)           (3,258)          (20,378)
   Loss/(Gain) on sale of investment securities                        109              (520)              244              (742)
   (Gain) on sale of ORE                                              (239)             (104)             (662)             (111)
   Capitalization of mortgage servicing/residual interest             (857)          (17,009)           (3,450)          (21,217)
   Net decrease in deferred tax asset                                  (97)             (960)              760                62
   Loss/(Gain) on disposal of premises & equipment                     203                --               210                (2)
   Net decrease (increase) in other assets                           4,558            (3,711)            4,663            (4,691)
   Net increase (decrease) in other liabilities                        882            37,458            (1,802)           34,068
                                                                 ---------         ---------         ---------         ---------
      Net cash provided by (used in)
       operating activities                                         17,161             8,934            20,049            (4,212)
INVESTING ACTIVITIES:
   Net decrease (increase) in loans                                  7,455          (148,719)          116.630          (363,081)
   Proceeds from excess of deposit liabilities
    assumed over assets acquired (net)                                  --            46,613                --            46,613
   Proceeds from sales & maturities of:
      Investment securities held-to-maturity                         2,000             2,000
      Mortgage-backed securities available for sale                     --            10,767             1,552            37,055
      Investment securities available for sale                     128,000             3,250           131,500             7,250
      Mortgage-backed securities in trading portfolio                   --             8,379                --             8,379
   Purchase of investment securities AFS                            (1,899)           (8,013)         (136,767)          (28,150)
   Purchase of mortgage-backed securities AFS                     (102,711)               --          (155,940)               --
   Purchase of mortgage-backed securities
      in trading portfolio                                              --           (12,000)               --           (12,000)
   Principal repayment on mortgage-backed securities                 7,763             4,900            14,090             8,345
   (Purchase) redemption of FHLB stock                                  27             2,753            (2,779)           (1,994)
   Disposal/(purchase) of premises & equipment, net                 (1,737)           (5,443)             (110)           (7,243)
   Proceeds from sale of ORE                                         2,528             1,071             4,947             2,135
   Investments in unconsolidated subsidiary                             --            10,817                --                --
   Investment in other real estate owned, net                          160              (267)              322              (575)
                                                                 ---------         ---------         ---------         ---------
   Net cash used in investing activities                            39,586           (83,892)          (26,555)         (301,266)
FINANCING ACTIVITIES:
   Net increase in deposits                                         85,081           118,242            86,245           182,338
   Net (decrease) increase in repurchase agreements                 (4,612)           18,544             5,466            24,441
   (Repayment) proceeds from FHLB advances, net                         --          (135,000)          (25,000)           87,500
   Proceeds from issuance of common stock                              449            73,904             2,884            74,067
   Dividends on perpetual preferred stock                              (66)              (66)             (132)             (132)
                                                                 ---------         ---------         ---------         ---------
      Net cash provided by (used in)
       financing activities                                         80,852            75,624            69,463           368,214
Net increase (decrease) in cash and
       cash equivalents                                            137,599               666            62,957            62,736
Cash and cash equivalents, beginning  of period                     67,968           150,140           142,610            88,070
                                                                 ---------         ---------         ---------         ---------
Cash and cash equivalents, end of period                         $ 205,567         $ 150,806         $ 205,567         $ 150,806
                                                                 =========         =========         =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for-
      Interest                                                   $  24,186         $   6,326         $  63,490         $  34,930
      Income taxes (refunded)/paid                                  (4,556)            3,035            (4,539)            3,106

The accompanying notes are an integral part of these consolidated statements.

                           REPUBLIC BANCSHARES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the "Company"), the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows, for the three and six month periods ended June 30, 1999 and 1998. The December 31, 1998 statement of financial position was derived from audited financial statements. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the "Bank"), RBI Capital Trust I ("RBI") and Republic Bank, F.S.B. (the "Savings Bank") are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

The consolidated financial statements of the Company include the accounts of the Company, RBI, the Savings Bank, the Bank, and the Bank's wholly-owned subsidiaries, Republic Insurance Agency, Inc. and VQH Development, Inc. All financial information for 1998 has been restated for the acquisitions of Bankers Savings Bank, F.S.B. ("BSB") and Lochaven Federal Savings and Loan Association ("Lochaven"), both consummated in 1998. All significant inter-company accounts and transactions have been eliminated. The Company's primary source of income is from its banking subsidiary, which operates 81 branches throughout Florida. The Savings Bank operates two branches, one in Pinellas County, Florida and one in Brunswick, Georgia. The Bank's primary source of revenue has been derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission ("SEC") on Form 10-K. The results for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform with the June 1999 financial statement presentation.

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999 the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of FASB Statement No. 133", which delayed the date for implementation to all fiscal quarters beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect upon the results of operations of the Company.

2.  MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

During the second quarter ended June 30, 1999, the Company reclassified its mortgage-backed securities resulting from securitization of its loans held for sale from the trading category to available for sale. As of June 30, 1999, there were $269.0 million of mortgage backed securities in the available for sale category and $40.1 million of mortgage-related securities held as trading assets. Remaining in the trading category were: (i) a $10.9 million subordinate tranche purchased from the Company's securitization of High LTV Loans in June 1998; (ii) $24.6 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (iii) $4.6 million of excess servicing interest only strips.

The market values assigned to the mortgage-backed securities classified as available for sale were derived using market quotations at June 30, 1999. However, market value quotations for the Company's mortgage-related securities classified as trading assets, principally retained interests in the excess cash flows from securitizing High Loan-to-Value ("High LTV Loans"), were generally not available. These retained interests were valued based on estimates of the present value of the future excess cash flows from the underlying pool or pools of loans.

In valuing the Company's mortgage-related securities, management has conducted surveys and analyses of current market conditions and has relied on third parties to assist in this process. The calculation of the present value of the excess cash flows principally include the following assumptions: (i) the future rate of prepayment; (ii) the discount rate used to calculate present value; and
(iii) the estimate for credit losses on loans sold. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate used in the valuation process represents management's expectations of future prepayment rates based on prior observed and future expected loan performance, the type of loans in the relevant pool and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Management has used prepayment estimates resulting in an initial average expected life of the pool of loans ranging from 4.0 to 4.5 years, cumulative lifetime default rates ranging from 9.5% to 10% and discount rates ranging from 14% to 15%. To date, the retained interests have performed in a manner consistent with management's assumptions.

3.  LOANS AND LOANS HELD FOR SALE

Loans at June 30, 1999 and December 31, 1998, are summarized as follows (in thousands):

                                                                             June 30,           December 31,
                                                                               1999                  1998
                                                                               ----                  ----
Real estate mortgage loans:
   One-to-four family residential                                         $   870,968           $   871,462
   Nonconforming mortgages                                                     86,444                72,980
   Multifamily residential                                                     84,286                92,209
   Commercial real estate                                                     356,235               379,797
   Construction/land development                                              159,098               130,415
                                                                          -----------           -----------
      Mortgage loans secured by first liens                                 1,557,031             1,546,863
Commercial (business) loans                                                    78,140                84,002
Consumer loans                                                                 30,386                43,857
Home equity loans                                                             106,500               104,803
High LTV Loans                                                                104,925               116,764
                                                                          -----------           -----------
   Total gross portfolio loans                                              1,876,982             1,896,289
Less-allowance for loan losses                                                (26,209)              (28,077)
                                                                          -----------           -----------
   Total loans held for portfolio                                           1,850,773             1,868,212
Loans held for sale:
   Residential first lien mortgage loans                                           --               184,176
                                                                          -----------           -----------
        Total loans                                                       $ 1,850,773           $ 2,052,388
                                                                          ===========           ===========

Mortgage loans serviced for others as of June 30, 1999 and December 31, 1998 were $1.6 billion and $1.5 billion, respectively. Included in the total amount serviced for others were High LTV Loans amounting to $777.5 million and $835.0 million at June 30, 1999 and December 31, 1998, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $23.3 million and $22.9 million at June 30, 1999 and December 31, 1998, respectively. Loans on which interest was not being accrued at June 30, 1999 and December 31, 1998, totaled approximately $33.9 million and $35.6 million, respectively. Loans past due 90 days or more and still accruing interest at June 30, 1999 and December 31, 1998 totaled $41,000 and $1.2 million, respectively.

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

The allowance for loan losses as of June 30, 1999, was comprised of: (i) $23.2 million allocated to originated loans (including loans acquired through mergers and acquisitions); (ii) $547,000 allocated to loans acquired from CrossLand Savings, F.S.B. in December 1993, (the "CrossLand Portfolio"); (iii) $1.0 million allocated to a pool of loans purchased in March 1995 (the "March 1995 Purchase"); (iv) $473,000 allocated to a pool of loans purchased in July 1997 (the "July 1997 Purchase"); and (v) $967,000 allocated to the other pools of purchased loans. Of the amounts allocated to the Crossland Portfolio, the March 1995 Purchase, the July 1997 Purchase and other purchased loan portfolios, $2.1 million are acquired reserves which only are available to absorb losses on the related acquired loans. In addition to amounts allocated to the allowance at June 30, 1999, the balance of unaccreted loan discount available to absorb losses on pools of portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $3.6 million.

Changes in the allowance for loan losses were as follows (in thousands):

                                                                     For the Six Months Ended June 30,
                                                                     ---------------------------------
                                                                          1999             1998
                                                                          ----             ----
Balance, beginning of period                                          $ 28,077           $ 22,023
Provision for possible loan losses                                       2,932              1,616
Loan discount (net) allocated to (from) purchased portfolios                --             (1,041)
Acquired reserve-purchased portfolios                                      275                 --

Loans charged off                                                       (6,082)            (1,389)
Recoveries of loans charged off                                          1,007                296
                                                                      --------           --------
      Net charge-offs                                                   (5,075)            (1,093)
                                                                      --------           --------
Balance, end of period                                                $ 26,209           $ 21,505
                                                                      ========           ========

Of the $5.1 million of net charge-offs in the first half of 1999, $2.8 million resulted from losses on High LTV Loans taken into portfolio in the fourth quarter of 1998.

Allowance for Losses on Other Real Estate ("ORE")

The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

State banking regulations require the Bank to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extension, each of up to five years. During the quarter ended March 31, 1999, the Bank sold a tract of land carried at $884,000 acquired through foreclosure in 1988 that had partially been developed as a shopping center site. The Bank has been granted an extension on a second piece of property, with a book value of $177,000, until November 30, 1999. This property, consisting of residential lots, is currently under contract.

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

Currently, all investments in the Company's portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders' equity, net of tax effect. Trading securities include the residual interest in cash flows resulting from securitizations of High LTV Loans and the excess spread on interest only-strips receivable. The Company's trading securities are valued based on present value techniques which management believes reasonably approximate market values. Any unrealized gains or losses are included in the statement of operations under "Gain on sale of securities, net".

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

Expenses charged against the restructuring accrual for the six months ended June 30, 1999 are as follows:

         Balance at December 31, 1998                                $   6,673
         Deductions:
                  Severance & benefits                                  (4,274)
                  Outplacement costs                                      (200)
                  Abandonment of assets                                   (614)
                  Consolidation of facilities                           (1,335)
                  Legal costs                                             (114)
                                                                     ---------
                        Ending balance at June 30, 1999              $     136
                                                                     =========

7.  PRIOR YEAR BUSINESS SEGMENT INFORMATION

As a result of the restructuring of the Company's mortgage banking operation in the fourth quarter of 1998, that operation now represents an insubstantial portion of the Company's overall business activities during 1999 and has ceased to be a reportable business segment. The Company's operations during 1998 were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities included the Company's lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operated through a separate division of the Bank, included originating and purchasing mortgage loans for sale or securitization. The Bank provided support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division was provided through the Bank. The following are the prior year business segment results of operation for the six months ended June 30, 1998. The Company elected to report its business segments without allocation of income taxes and minority interests.


                                                    BUSINESS SEGMENT DATA
                                                      ($ in thousands)
                                                            1998
                                      --------------------------------------------------
                                      COMMERCIAL          MORTGAGE             COMPANY
                                       BANKING             BANKING               TOTAL
                                      ----------          ---------           ----------
Total assets (at period-end)          $1,872,488          $ 410,113           $2,282,601
                                      ==========          =========           ==========

Gross revenues                        $   36,133          $  27,257           $   63,390
                                      ==========          =========           ==========

Net income before taxes and
  minority interest                   $    7,665          $  (3,853)          $    3,812
                                      ==========          =========           ==========

                  SELECTED QUARTERLY FINANCIAL AND OTHER DATA
                     FIVE CONSECUTIVE QUARTERS (UNAUDITED)
                      ($ in thousands, except share data)


                                                                                    QUARTERS ENDED
                                                  --------------------------------------------------------------------------------
                                                   JUNE 1999          MAR. 1999         DEC. 1998       SEPT. 1998      JUNE 1998
                                                   ---------          ---------         ---------       ----------      ---------
OPERATING DATA:
Interest income                                   $     46,965      $     46,679      $     45,734     $     50,777    $    40,322
Interest expense                                        24,202            24,256            25,303           24,446         21,302
                                                  ------------      ------------      ------------     ------------    -----------
Net interest income                                     22,763            22,423            20,431           26,331         19,020
Loan loss provision                                      1,410             1,522             8,305            4,340          1,078
                                                  ------------      ------------      ------------     ------------    -----------
Net interest income after loan loss provision           21,353            20,901            12,126           21,991         17,942
Noninterest income                                       5,800             7,363             3,424           25,765         12,901
General & administrative ("G&A") expenses               20,685            22,346            37,214           34,615         31,987
Other noninterest expense                                  840               651            11,403            1,222            684
                                                  ------------      ------------      ------------     ------------    -----------
Net income (loss) before income taxes
 & minority interest                                     5,628             5,267           (33,067)          11,919         (1,828)
Income tax (provision) benefit                          (2,219)           (1,991)           12,391           (4,370)           736
Minority interest in income from
 subsidiary trust                                         (421)             (421)             (421)            (424)          (422)
                                                  ------------      ------------      ------------     ------------    -----------
Net income (loss)                                 $      2,988      $      2,855      $    (21,097)    $      7,125    $    (1,514)
                                                  ============      ============      ============     ============    ===========
PER SHARE DATA:
Earnings per share - diluted                      $        .26      $        .25      $      (2.04)    $        .63    $      (.17)
                                                  ============      ============      ============     ============    ===========
Weighted average shares outstanding - diluted       11,359,392        11,246,636        10,322,263       11,238,535      8,840,330
                                                  ============      ============      ============     ============    ===========
Earnings per share - basic                        $        .28      $        .27      $      (2.04)    $        .69    $      (.17)
                                                  ============      ============      ============     ============    ===========
Weighted average shares outstanding - basic         10,493,214        10,386,952        10,322,263       10,307,777      8,840,330
                                                  ============      ============      ============     ============    ===========
BALANCE SHEET DATA (AT PERIOD-END):
Total assets                                      $  2,573,825      $  2,493,425      $  2,505,117     $  2,455,397    $ 2,282,601
Investment & mortgage-backed securities                345,128           355,024           129,783          115,891        115,792
Loans held for sale                                         --            80,915           184,176          318,854        410,113
Portfolio loans, net of unearned income              1,876,982         1,836,355         1,896,289        1,477,124      1,477,814
Allowance for loan losses                               26,209            27,442            28,077           20,530         21,505
Goodwill & premium on deposits                          34,936            35,906            36,916           37,880         28,765
Deposits                                             2,273,443         2,188,470         2,187,412        2,138,970      1,853,535
Stockholders' equity                                   167,608           168,448           163,597          185,028        177,563
Book value per share (dollars)                           14.89             15.01             14.77            16.71          16.07
SELECTED FINANCIAL RATIOS:
Return on average assets                                   .48%              .47%            (3.37)%           1.20%          (.30)%
Return on average equity                                  7.23              7.11            (45.03)           14.32          (4.23)
Equity to assets                                          6.51              6.76              6.53             7.54           7.78
Equity and minority interest in preferred
  subsidiary to assets                                    7.63              7.91              7.68             8.71           9.04
Portfolio loans/deposit ratio                            82.56             83.91             86.69            69.06          79.73
Net interest spread                                       3.53              3.46              3.17             4.38           3.50
Net interest margin                                       3.87              3.81              3.59             4.80           3.91
G & A expense to average assets (1)                       3.30              3.61              2.78             2.75           2.73
G & A efficiency ratio (1)                               72.42             75.02             73.75            63.83          75.14
Loan loss allowance to portfolio loans                    1.40              1.49              1.48             1.39           1.46
Loan loss allowance to nonperforming loans               77.11             79.16             74.21            68.26          67.65
CAPITAL RATIOS:
Tier 1 (leverage) - Company                               5.83              5.76              5.49             6.13           7.76
Tier 1 (leverage) - Bank                                  6.96              6.85              6.66             7.10           7.54
Tier 1/risk-assets - Company                              8.91              8.72              7.72             9.51           9.85
Tier 1/risk assets - Bank                                10.59             10.35              9.27            11.07           9.57
Risk-based capital - Company                             10.21             10.02              9.01            10.75          10.91
Risk-based capital - Bank                                11.88             11.65             10.56            12.32          10.63
OTHER DATA (AT PERIOD-END):
Number of branch banking offices                            83                70                62               58             56
Number of full-time equivalent employees                 1,151             1,297             1,733            1,702          1,558

(1) Ratios prior to 1999 include the commercial banking segment only.

                           REPUBLIC BANCSHARES, INC.
                      QUARTERLY NONPERFORMING ASSET TREND
                          (unaudited; $ in thousands)




                                                                                    QUARTERS ENDED
                                                  ---------------------------------------------------------------------------------
                                                   JUNE 1999          MAR. 1999         DEC. 1998       SEPT. 1998       JUNE 1998
                                                   ---------          ---------         ---------       ----------       ---------
NON-PERFORMING LOANS:

Residential first lien                            $     25,621      $     26,398      $     24,714     $     20,797     $    21,610
Commercial real estate                                   5,483             4,764             9,699            6,647           9,251
Multifamily residential                                    182               409               183              186              --
Commercial (business)                                      950             1,386             1,312              649             595
Home equity                                                872             1,085               713              320             225
Consumer & other                                            72               160               203              351             213
High LTV                                                   808               464                --              290              --
                                                  ------------      ------------      ------------     ------------     -----------

     Total nonperforming loans (1)                      33,988            34,666            36,824           29,240          31,894

     Total nonperforming other assets                      820               901             1,010            1,091           2,231

OTHER REAL ESTATE:

Residential                                              3,176             3,567             3,069            3,058           4,335
Commercial-build & sell                                     --               620               884            2,004           2,480
Commercial bulk sale                                     1,221             2,109               998              981           1,823
                                                  ------------      ------------      ------------     ------------     -----------
     Total ORE                                           4,397             6,296             4,951            6,043           8,638

     Total nonperforming assets                   $     39,205      $     41,863      $     42,785     $     36,374     $    42,763
                                                  ============      ============      ============     ============     ===========

(1) Represents all loans on nonaccrual and 90 days and over past due

MEMORANDUM:
Past due 90+ days-still accruing (incl. above)    $         41      $        289      $      1,232     $        266     $     2,036
Nonperforming loans/portfolio loans                       1.81%             1.89%             1.94%            2.04%           2.15%
Nonperforming assets/assets                               1.52              1.68              1.71             1.48            1.87
ORE/assets                                                0.17              0.25              0.20             0.25            0.38

LOAN LOSS ALLOWANCE TO NONPERFORMING LOANS:
     Originated portfolio                                85.79             80.87             74.71            71.32           78.44
     July 1997 Purchase                                  34.03             27.01             35.70            35.22           52.11
     March 1995 Purchase                                128.73            111.62            108.06           111.62          263.80
     CrossLand portfolio                                 43.31             41.65             43.50            50.80          409.57
     Other purchased portfolios                          26.92             79.86            113.69            45.08           17.82
         Total                                           77.11             79.16             74.21            68.26           67.65

OTHER LOAN DELINQUENCY DATA
   30-89 DAYS PAST DUE:
     Residential                                  $     13,782      $     12,553      $     17,032     $     18,496     $    21,788
     Commercial/multifamily                              4,140             6,958             7,128            7,583           6,266
     Commercial (business)                               1,872             1,540             2,082            1,101           3,924
     Home equity                                         3,082             1,228             1,218              598             175
     Consumer & other                                      293               453               720              519             517
     High LTV                                            1,265             1,935             1,485            1,231              --
                                                  ------------      ------------      ------------     ------------     -----------
         Total                                    $     24,434      $     24,667      $     29,665     $     29,528     $    32,670
                                                  ============      ============      ============     ============     ===========

                           REPUBLIC BANCSHARES, INC.
                        QUARTERLY CREDIT LOSS EXPERIENCE
                          (unaudited; $ in thousands)


                                                                                    QUARTERS ENDED
                                                  ---------------------------------------------------------------------------------
                                                   JUNE 1999          MAR. 1999         DEC. 1998       SEPT. 1998       JUNE 1998
                                                   ---------          ---------         ---------       ----------       ---------
DAILY AVERAGE LOANS OUTSTANDING:
Residential                                       $    880,883      $    976,233      $    962,492     $    883,735     $   852,224
Commercial real estate/multifamily                     622,678           629,870           592,009          556,171         497,029
Commercial (business)                                  180,263           197,055           188,348          152,522         129,984
Home equity                                             69,511            72,702            67,858           53,280          34,749
Consumer & other                                        30,254            32,476            34,576           29,795          28,256
High LTV                                               106,168           113,113           107,379          230,937         186,684
                                                  ------------      ------------      ------------     ------------     -----------
     Total                                        $  1,889,757      $  2,021,449      $  1,952,662     $  1,906,440     $ 1,728,926
                                                  ============      ============      ============     ============     ===========
Allowance for loan losses
     at beginning of period                       $     27,442      $     28,077      $     20,530     $     21,505     $    21,800
Loan discount (net) allocated to
     (from) purchased portfolios                            --                --                --           (3,262)         (1,041)
Provision for loan losses                                1,410             1,522             8,305            4,340           1,078
Acquired reserve-purchased loans                           275                --                --               --              --

CHARGE-OFFS:
Residential                                               (678)             (709)             (328)            (772)           (158)
Commercial real estate/multifamily                        (634)              (17)               --               --              --
Commercial (business)                                     (176)               (6)             (129)          (1,057)            (50)
Home equity                                               (433)              (32)               (6)              --              --
Consumer                                                  (140)             (188)             (160)            (181)           (238)
Other                                                      (35)             (160)             (268)            (104)            (66)
High LTV                                                (1,468)           (1,406)               --               --              --
                                                  ------------      ------------      ------------     ------------     -----------
     Total                                              (3,564)           (2,518)             (891)          (2,114)           (512)

RECOVERIES:
Residential                                                559                25                55               17              28
Commercial real estate/multifamily                           3                 5                --               --              90
Commercial (business)                                       16               111                 7               19              16
Home equity                                                  6                --                12               --              --
Consumer                                                    35                43                36               18              45
Other                                                        7                80                23                7               1
High LTV                                                    20                97                --               --              --
                                                  ------------      ------------      ------------     ------------     -----------
     Total                                                 646               361               133               61             180

NET CHARGE-OFFS (RECOVERIES):
Residential                                               (119)             (684)             (273)            (755)           (130)
Commercial real estate/multifamily                        (631)              (12)               --               --              90
Commercial (business)                                     (160)              105              (122)          (1,038)            (34)
Home equity                                               (427)              (32)                6               --              --
Consumer                                                  (105)             (145)             (124)            (163)           (193)
Other                                                      (28)              (80)             (245)             (97)            (65)
High LTV                                                (1,448)           (1,309)               --               --              --
                                                  ------------      ------------      ------------     ------------     -----------
     Total                                              (2,918)           (2,157)             (758)          (2,053)           (332)
                                                  ------------      ------------      ------------     ------------     -----------
Allowance for loan losses at
   end of period                                  $     26,209      $     27,442      $     28,077     $     20,530     $    21,505
                                                  ============      ============      ============     ============     ===========

NET CHARGE-OFFS (RECOVERIES) TO AVERAGE
  LOANS - ANNUALIZED:
Residential                                                .05%              .28%              .12%             .36%            .08%
Commercial real estate/multifamily                         .47               .01                --               --            (.08)
Commercial (business)                                      .36              (.20)              .24              .03             .12
Home equity                                               2.46               .16              (.04)              --              --
Consumer & other                                          1.39              1.80              1.44             2.20            2.72
High LTV                                                  5.46              4.64                --               --              --
                                                  ------------      ------------      ------------     ------------     -----------
     Total                                                 .62%              .44%              .16%             .44%            .08%
                                                  ============      ============      ============     ============     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF BALANCE SHEETS AT JUNE 30, 1999 AND DECEMBER 31, 1998

Overview

Total assets were $2.6 billion at June 30, 1999, a $68.7 million increase from that at December 31, 1998. The mix of the Company's asset base changed substantially as the Company sold its December 1998 inventory of loans held for sale and reinvested those funds into U.S. Treasury and mortgage-backed securities. At June 30, 1999, the Company no longer maintained an inventory of loans held for sale. The percentage of portfolio loans and loans held for sale to total assets was 72.9% and 83.0% at June 30, 1999 and December 31, 1998, respectively.

Federal Funds Sold and Interest Bearing Deposits

Federal funds sold, all on an overnight basis, increased by $55.0 million from $93.0 million at the prior year-end to $148.0 million at June 30, 1999, primarily as a result of the investment of excess cash from deposit growth.

Mortgage-Backed and Mortgage-Related Securities

In the second quarter of 1999, the Company transferred $89.3 million of mortgage-backed securities created through securitization of the Company's residential loan production, which had been classified as trading assets, into available for sale. As a result, in the six months ended June 30, 1999, the Company increased its mortgage securities in the available for sale category by $236.2 million through this reclassification and by purchases of securities issued by the Government National Mortgage Association ("GNMA"). Mortgage securities which remain in the trading category includes (i) a $10.9 million subordinate tranche purchased from the Company's securitization of High LTV Loans in June 1998; (ii) $24.7 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (iii) $4.6 million excess servicing interest-only strips.

Loans and Loans Held for Sale

Total loans held for portfolio decreased by $19.3 million from $1.90 billion at the prior year-end to $1.88 billion at June 30, 1999. At June 30, 1999, the Company no longer maintained an inventory of loans held for sale. Real estate-secured loans increased during the period by $10.2 million to $1.56 billion or 82.9% of total portfolio loans, while consumer loans declined by $13.5 million, and High LTV Loans decreased by $11.8 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $26.2 million at June 30, 1999, (1.40% of portfolio loans) compared with $28.1 million (1.48% of portfolio loans) at December 31, 1998. Activity relating to the allowance in 1999 included provisions for loan losses of $2.9 million, and loan charge-offs (net of recoveries) of $5.1 million. Of the net amount of charge-offs, $2.8 million resulted from High LTV Loans taken into portfolio in the fourth quarter of 1998.

Nonperforming Assets

Nonperforming assets amounted to $39.2 million or 1.52% of total assets at June 30, 1999, compared with $42.8 million or 1.71% of total assets at December 31, 1998. Nonperforming loans totaled $34.8 million at June 30, 1999, a decrease of $3.0 million from the prior year-end total of $37.8 million. Nonperforming residential mortgage loans increased by $2.7 million, due primarily to increased delinquency levels from loans transferred from held for sale to portfolio at the end of 1998. This was offset by a decrease in nonperforming commercial real estate and commercial (business) nonperforming loans of $6.0 million. ORE balances decreased by $554,000 to $4.4 million.

Deposits

Total deposits were $2.3 billion at June 30, 1999, an $86.0 million increase from the prior year-end. Checking account, savings and money market accounts decreased by $7.3 million while certificates of deposit increased by $85.2 million. Total deposits from the 24 new branches which comprise the Company's 1999 branch expansion program have increased by $133.9 million to $134.8 million at June 30, 1999.

Stockholders' Equity

Stockholders' equity was $167.6 million at June 30, 1999, or 6.51% of total assets, compared to $163.6 million or 6.53% of total assets at December 31, 1998. At June 30, 1999, the Bank's Tier 1 ("Leverage") Capital ratio was 6.93%, its Tier 1 Risk-Based Capital ratio was 10.36%, and its Total Risk-Based Capital ratio was 11.66%, all in excess of minimum FDIC guidelines for an institution to be considered a "well-capitalized" bank. The Company's ratios were 5.84%, 8.77%, and 10.06%, respectively.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Overview

Net income for the second quarter of 1999 was $3.0 million, or $.26 per share (on a diluted basis), compared with a net loss of $1.5 million, or $.17 per share, on the same basis for the same period in 1998.

The Company's net income for the quarterly periods was as follows, using the following components: (i) base net income (which excludes items ii - iv); (ii) the contribution from the 24 new branches opened in late 1998 and 1999; (iii) direct costs of mortgage production activities, net of gains on loans held for sale; and (iv) other unusual or infrequently occurring items; ($ in thousands, net of tax effect).

                                                        QUARTERS ENDED JUNE 30,
                                                        1999              1998
                                                        ----              ----
                                                             (UNAUDITED)
BASE NET INCOME DETAIL:
Net interest income                                   $ 13,364         $ 11,362
Loan loss provision                                       (854)            (644)
Noninterest income                                       3,201            2,019
G & A expense                                           (9,963)         (10,082)
Amortization of goodwill & premium on deposits            (588)             (96)
                                                      --------         --------
     After-tax base net income                           5,160            2,559

OTHER AFTER-TAX NET INCOME (LOSS) COMPONENTS:
New branches                                              (967)              --
Mortgage production activities                          (1,146)          (3,993)
Sale of portfolio loans                                    282              655
ORE & other non-operating items                             79             (313)
                                                      --------         --------
Net income before minority interest                      3,408           (1,092)
Minority interest (net of tax)                            (420)            (422)
                                                      --------         --------
     Net income                                       $  2,988         $ (1,514)
                                                      ========         ========

Analysis of Net Interest Income (see table on page 16)

Net interest income for the three months ended June 30, 1999 was $22.8 million compared with $19.0 million for the same period last year, a $3.7 million or 19.7% increase. Interest income was $47.0 million for the second quarter of 1999, an increase of $6.6 million over the same period in 1998. Interest expense increased by $2.9 million. Average asset yield decreased by 41 basis points from 8.44% for the same period of 1998 to 8.03% for 1999, primarily as a result of a higher investment in securities and federal funds sold relative to total earning assets. The average cost of interest-bearing liabilities also declined by 41 basis points from 4.91% to 4.50%, primarily due to reduced reliance on outside borrowings and lower costs for certificate of deposits. As a result, net interest spread between the two periods remained level at 3.53%. However, net interest margin, which includes the benefit of noninterest bearing funds, declined slightly from 3.93% for 1998 to 3.87% for 1999.

Noninterest Income

Noninterest income for the three months ended June 30, 1999 was $5.8 million compared with $12.9 million for the same period of 1998, a decrease of $7.1 million. Excluding gains on sale of loans and income from mortgage banking activities, noninterest income was $5.3 million for the second quarter of 1999 compared to $3.4 million for the same period last year, an increase of $1.9 million or 55.9%. Loan service fees increased $1.6 million, other loan fee income increased $423,000 and service charges on deposit accounts and other deposit-related fee income sources increased $290,000. Included in the other income line item for the second quarter of 1999 was $491,000 of income earned on recovery of a reserve fund related to the July 1997 loan purchase.

The following table reflects the components of noninterest income for the three months ended June 30, 1999, and 1998 (in thousands):

                                                  For the Three Months Ended June 30,
                                                ---------------------------------------
                                                                              Increase
                                                1999            1998         (Decrease)
                                                ----            ----         ----------
Service charges on deposit accounts            $ 1,164         $   998        $   166
Loan servicing fees                              1,718              73          1,645
Other loan fee income                            1,051             628            423
Gains on sales of loans, net                       464           1,096           (632)
Income from mortgage banking operations             --           8,426         (8,426)
Income from special purpose corporation             --             434           (434)
Gain on sale of securities, net                     --             128           (128)
Net trading account (loss) gain                   (109)            393           (502)
Generations Gold fee income                        345             221            124
Foreign exchange income                             29              24              5
Other income                                     1,138             480            658
                                               -------         -------        -------
Total noninterest income                       $ 5,800         $12,901        $(7,101)
                                               =======         =======        =======





                   [Balance of page intentionally left blank]

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended June 30, 1999 and 1998 (in thousands):


                                                                 Three Months Ended  June 30,
                                           ----------------------------------------------------------------------------
                                                             1999                                     1998
                                           ---------------------------------------    ---------------------------------
                                            Average                        Average     Average       Average
Summary of Average Rates                    Balance        Interest         Rate       Balance       Interest      Rate
------------------------                    -------        --------         ----       -------       --------      ----
Interest earning assets:
  Loans, net                               $1,889,757     $   40,951        8.65%     $1,728,926     $38,071       8.73%
  Investment securities                        37,497            490        5.23          39,106         588       6.03
  Mortgage-backed securities                  222,391          3,324        5.98          21,456         361       6.73
  Trading securities                           65,530            689        4.21          33,913         315       3.71
  Interest bearing deposits in banks           10,623            125        4.71           1,980          26       5.24
  FHLB stock                                   13,939            258        7.44          13,133         238       7.28
  Federal funds sold                           94,964          1,128        4.70          56,184         723       5.09
                                           ----------     ----------                  ----------     -------
  Total interest earning assets             2,334,701         46,965        8.03       1,894,698      40,322       8.44
  Noninterest earning assets                  175,148                                    123,361
                                           ----------                                 ----------
  Total assets                             $2,509,849                                 $2,018,059
                                           ==========                                 ==========
Interest bearing liabilities:
  Interest checking                        $  179,144            343         .77         141,563         576       1.63%
  Money market                                196,701          1,825        3.72          70,121         297       1.70
  Savings                                      70,915            273        1.55          55,758         290       2.09
  Passbook Gold                               287,715          2,983        4.16         264,730       3,249       4.92
  Time deposits                             1,348,788         17,734        5.27         967,793      13,514       5.60
  FHLB advances                                    --             --          --         198,229       2,869       5.81
  Other borrowings                             75,877          1,044        5.52          40,423         507       5.03
                                           ----------     ----------                  ----------     -------
  Total interest bearing liabilities        2,159,140         24,202        4.50       1,738,617      21,302       4.91
                                                          ----------                                 -------
  Noninterest bearing liabilities             185,463                                    137,588
  Stockholders' equity                        165,246                                    141,854
                                           ----------                                 ----------
  Total liabilities and equity             $2,509,849                                 $2,018,059
                                           ==========                                 ==========
Net interest income/net interest spread                   $   22,763        3.53%                    $19,020       3.53%
                                                          ==========        ====                     =======       ====
Net interest margin                                                         3.87%                                  3.93%
                                                                            ====                                   ====

                                                         Increase (Decrease) Due to
                                                  ---------------------------------------
Changes in Net Interest Income                    Volume            Rate           Total
------------------------------                    -------         -------        --------
Interest earning assets:
  Loans, net                                      $ 2,896         $   (16)        $ 2,880
  Investment securities                                34            (132)            (98)
  Mortgage-backed securities                        3,008             (45)          2,963
  Trading securities                                  328              46             374
  Interest bearing deposits in banks                  102              (3)             99
  FHLB stock                                           15               5              20
  Federal funds sold                                  464             (59)            405
                                                  -------         -------         -------
     Total change in interest income                6,847            (204)          6,643

Interest bearing liabilities:
  Interest checking                                   126            (359)           (233)
  Money market                                        920             608           1,528
  Savings                                              68             (85)            (17)
  Passbook Gold                                       266            (532)           (266)
  Time deposits                                     5,338          (1,118)          4,220
  FHLB advances                                    (1,435)         (1,434)         (2,869)
  Other borrowings                                    643            (106)            537
                                                  -------         -------         -------
Total change in interest expense                    5,926          (3,026)          2,900
                                                  -------         -------         -------

Increase (decrease) in net interest income        $   921         $ 2,822         $ 3,743
                                                  =======         =======         =======

Noninterest Expense

General and administrative ("G & A") expenses for the second quarter of 1999 were $20.7 million compared with $32.0 million for the same period last year, a decrease of $11.3 million. These improvements were primarily attributable to the reduced operating expenses associated with the Company's restructured mortgage activities. Total noninterest expenses, which include G & A expense, were $21.5 million for the three months ended June 30, 1999 compared with $32.7 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended June 30, 1999 and 1998 (in thousands):


                                              For the Three Months Ended  June 30,
                                           ------------------------------------------
                                                                             Increase
                                             1999             1998          (Decrease)
                                           --------         --------         --------
Salaries and benefits                      $ 10,422         $ 12,222         $ (1,800)
Net occupancy expense                         3,919            3,082              837
Advertising                                     225            6,205           (5,980)
Data processing fees                          1,327              854              473
FDIC and state assessments                      301              276               25
Telephone expense                               454              630             (176)
Legal and professional                          384              793             (409)
Postage and supplies                            824            5,586           (4,762)
Other operating expense                       2,829            2,339              490
                                           --------         --------         --------
Total G & A expenses                         20,685           31,987          (11,302)
Merger expenses                                  --              420             (420)
Provision for losses on ORE                      --              120             (120)
ORE expense, net of ORE income                 (130)             (16)            (114)
Amortization of premium on deposits
  and goodwill                                  970              160              810
                                           --------         --------         --------
Total noninterest expense                  $ 21,525         $ 32,671         $(11,146)
                                           ========         ========         ========



COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Overview

Net income for the first half of 1999 was $5.8 million, or $.52 per share (on a diluted basis), compared with net income of $1.6 million, or $.17 per share, on the same basis for the same period in 1998.

The Company's net income for the six month periods was as follows, using the following components: (i) base net income (which excludes items ii - iv); (ii) the contribution from new branches opened in late 1998 and 1999; (iii) direct costs of mortgage production activities, net of gains on loans held for sale; and (iv) other unusual or infrequently occurring items; ($ in thousands, net of tax effect).


                                                       SIX MONTHS ENDED JUNE 30,
                                                        1999             1998
                                                      --------         --------
BASE NET INCOME DETAIL:
Net interest income                                   $ 27,189         $ 22,118
Loan loss provision                                     (1,800)            (977)
Noninterest income                                       6,034            4,004
G & A expense                                          (20,671)         (18,785)
Amortization of goodwill & premium on deposits          (1,216)            (194)
                                                      --------         --------
     After-tax base net income                           9,536            6,166

OTHER AFTER-TAX NET INCOME (LOSS) COMPONENTS:                  (UNAUDITED)
New branches                                            (1,774)              --
Mortgage production activities                          (3,400)          (4,695)
Sale of portfolio loans                                  2,019            1,193
ORE & other non-operating items                            302             (270)
                                                      --------         --------
Net income before minority interest                      6,683            2,394
Minority interest (net of tax)                            (840)            (843)
                                                      --------         --------
     Net income                                       $  5,843         $  1,551
                                                      ========         ========


Analysis of Net Interest Income (see table on page 19)

Net interest income for the six months ended June 30, 1999 was $45.2 million compared with $36.4 million for the same period last year, an $8.8 million or a 24.1% increase. Interest income was $93.6 million for the first six months of 1999, an increase of $17.4 million over the same period in 1998. Interest expense increased by $8.6 million. Average asset yield decreased by 50 basis points from 8.55% for the same period in 1998 to 8.05% for 1999, primarily as a result of a change in asset mix which resulted in a higher investment in securities and federal funds sold relative to total earning assets. The average cost of interest-bearing liabilities also declined by 36 basis points from 4.91% to 4.55%, primarily due to reduced reliance on outside borrowings and lower costs for certificate of deposits. As a result, net interest spread decreased 14 basis points from 3.64% for 1998 to 3.50% for 1999 and net interest margin, which includes the benefit of noninterest bearing funds, declined by 19 basis points from 4.03% for 1998 to 3.84% for 1999.

Noninterest Income

Noninterest income for the six months ended June 30, 1999 was $13.2 million compared with $27.0 million for the same period in 1998, a decrease of $13.8 million. Excluding gains on sale of loans and income from mortgage banking activities, noninterest income was $9.9 million for the first half of 1999 compared to $6.6 million for the same period last year. Loan service fees increased $2.9 million and other loan fee income increased $645,000, while service charges on deposit accounts and other deposit-related fee income sources increased by $698,000.

The following table reflects the components of noninterest income for the six months ended June 30, 1999, and 1998 (in thousands):


                                                    For the Six Months Ended June 30,
                                               -----------------------------------------
                                                                               Increase
                                                  1999            1998        (Decrease)
                                                 -----            -----       ---------
Service charges on deposit accounts            $  2,295         $ 1,849        $    446
Loan service fees                                 3,603             659           2,944
Other loan fee income                             1,953           1,308             645
Gains on sales of loans, net                      3,258           1,966           1,292
Income from mortgage banking operations              --          18,411         (18,411)
Income from special purpose corporation              --             434            (434)
Gain on sale of securities, net                      --             462            (462)
Net trading account (loss) gain                    (245)            281            (526)
Generations Gold fee income                         668             416             252
Foreign exchange income                              58              24              34
Other income                                      1,573           1,158             415
                                               --------         -------        --------
Total noninterest income                       $ 13,163         $26,968        $(13,805)
                                               ========         =======        ========

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the six months ended June 30, 1999 and 1998 (in thousands):

                                                               Six Months Ended June 30,
                                         ------------------------------------------------------------------------
                                                          1999                                 1998
                                         ------------------------------------   ---------------------------------
        Average                            Average                     Average   Average
Summary of Average Rates                   Balance      Interest        Rate     Balance      Interest        Rate
------------------------                 ----------     --------        ----   ----------     -------        ----
Interest earning assets:
  Loans, net                             $1,955,523     $ 84,033        8.58%  $1,616,672     $71,437        8.81%
  Investment securities                      39,910        1,026        5.17       37,695       1,184        6.32
  Mortgage-backed securities                130,141        3,918        6.02       29,172         986        6.76
  Trading securities                         74,270        1,639        4.41       35,688       1,016        5.69
  Interest bearing deposits in banks          9,080          197        4.37        1,892          42        4.50
  FHLB stock                                 12,693          467        7.42       11,572         420        7.32
  Federal funds sold                        100,660        2,364        4.67       47,331       1,197        5.03
                                         ----------     --------               ----------     -------
  Total interest earning assets           2,322,277       93,644        8.05    1,780,022      76,282        8.55
  Noninterest earning assets                171,246                               109,130
                                         ----------                            ----------
  Total assets                           $2,493,523                            $1,889,152
                                         ==========                            ==========
Interest bearing liabilities:
  Interest checking                      $  179,395          683         .77%     137,987       1,164        1.70%
  Money market                              184,650        3,440        3.76       62,740         495        1.59
  Savings                                    71,750          602        1.69       55,355         587        2.14
  Passbook Gold                             289,662        6,032        4.20      258,774       6,307        4.91
  Time deposits                           1,339,109       35,515        5.35      921,713      25,663        5.61
  FHLB advances                               6,381          157        4.95      166,661       4,824        5.84
  Other borrowings                           74,972        2,029        5.46       32,677         820        5.06
                                         ----------     --------               ----------     -------
  Total interest bearing liabilities      2,145,919       48,458        4.55    1,635,907      39,860        4.91
  Noninterest bearing liabilities           183,253                               133,837
  Stockholders' equity                      164,351                               119,408
                                         ----------                            ----------
  Total liabilities and equity           $2,493,523                            $1,889,152
                                         ==========                            ==========
Net interest income/net interest spread                 $ 45,186        3.50%                 $36,422       3.64%
                                                        ========        ====                  =======       ====
Net interest margin                                                     3.84%                               4.03%
                                                                        ====                                ====

                                                  Increase (Decrease) Due to
                                               ---------------------------------
Changes in Net Interest Income                 Volume       Rate          Total
------------------------------                 -------     -------      --------
Interest earning assets:
  Loans, net                                   $13,136     $  (540)     $ 12,596
  Investment securities                            163        (321)         (158)
  Mortgage-backed securities                     3,051        (119)        2,932
  Trading securities                               894        (271)          623
  Interest bearing deposits in banks               156          (1)          155
  FHLB stock                                        41           6            47
  Federal funds sold                             1,258         (91)        1.167
                                               -------     -------      --------
     Total change in interest income            18,699      (1,337)       17,362

Interest bearing liabilities:
  Interest checking                                282        (763)         (481)
  Money market                                   1,732       1,213         2,945
  Savings                                          153        (138)           15
  Passbook Gold                                    703        (978)         (275)
  Time deposits                                 11,552      (1,700)        9,852
  FHLB advances                                 (2,660)     (2,007)       (4,667)
  Other borrowings                               1,359        (150)        1,209
                                               -------     -------      --------
Total change in interest expense                13,121      (4,523)        8,598
                                               -------     -------      --------
Increase (decrease) in net interest income     $ 5,578     $ 3,186      $  8,764
                                               =======     =======      ========

Noninterest Expense

General and administrative ("G & A") expenses for the first six months of 1999 were $43.0 million compared with $57.2 million for the same period last year, a decrease of $14.2 million. These improvements were primarily attributable to the reduced operating expenses associated with the Company's restructured mortgage activities which more than offset the additional cost of new branch openings in 1999. Total noninterest expenses, which include G & A expense, were $44.5 million for the six months ended June 30, 1999 compared with $58.0 million for the same period last year.

The following table reflects the components of noninterest expense for the six months ended June 30, 1999 and 1998 (in thousands):

                                                   For the Six Months Ended June 30,
                                             ----------------------------------------------
                                                                                   Increase
                                               1999               1998            (Decrease)
                                             --------           --------          ----------
Salaries and benefits                        $ 22,432           $ 22,799           $   (367)
Net occupancy expense                           7,711              5,821              1,890
Advertising                                       593             10,571             (9,978)
Data processing fees                            2,361              1,575                786
FDIC and state assessments                        634                548                 86
Telephone expense                               1,005              1,156               (151)
Legal and professional                          1,016              6,325             (5,309)
Postage and supplies                            1,926              4,867             (2,941)
Other operating expense                         5,354              3,526              1,828
                                             --------           --------           --------
Total G & A expenses                           43,032             57,188            (14,156)
Merger expenses                                    --                423               (423)
Provision for losses on ORE                        --                 40                (40)
ORE expense, net of ORE income                   (488)                (8)              (480)
Amortization of premium on deposits
  and goodwill                                  1,980                319              1,661
                                             --------           --------           --------
Total noninterest expense                    $ 44,524           $ 57,962           $(13,438)
                                             ========           ========           ========

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

The Company originally estimated that the costs associated with replacing non-compliant hardware and software would be approximately $1.4 million, the majority of which would be incurred in the normal course of upgrading the Company's computer systems. The Company now expects that amount to be approximately $900,000, a $500,000 reduction in the estimate. This change in the amount estimated is primarily the result of the reduction in size of the Company's mortgage activities. For the fiscal year ending December 31, 1998, the Company's Year 2000 compliance expenditures had totaled $345,000. For the first six months of 1999, the Company had expenditures of $357,000, for a total of $702,000 on a cumulative basis. The balance of the $900,000 is expected to be expended during the remaining of 1999.

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

The FDIC set a target date of June 30, 1999 for financial institutions to substantially complete all phases of the Year 2000 compliance effort. The Bank and the Savings Bank's main client loan, deposit and general ledger application systems are processed by ALLTEL Information Services, Inc. ("ALLTEL") which has certified its applications as Year 2000 compliant with the test results forwarded to Bank personnel for verification.

The Bank has completed its hardware and substantially completed the remediation of its software applications. Application testing of all "Mission Critical" and "Important" software is nearing completion. The Company has made significant progress in its readiness efforts and has been successful in meeting target dates set by the FDIC. The critical internal systems of all the Bank's merged and acquired entities have been converted to the ALLTEL loan and deposit application systems as well as the conversion of the Item Processing and Lockbox functions to an outside servicer.

The Bank and Savings Bank have formulated a contingency plan for the remote possibility that ALLTEL will not be year 2000 compliant. The Company has also formulated contingency plans for all branches and departments and will continue to be aggressive in its efforts toward year 2000 readiness.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


In January 1999, the Company filed a lawsuit against a former vendor that provided printing and direct mailing services for the Company's mortgage banking operation to invalidate a term contract executed by the former manager of the High LTV Loan origination unit who was not an officer of the Company or the Bank at the time the contract was executed. The lawsuit also alleges civil conspiracy and fraud in connection with the execution of the contract. The vendor has, at this same time, filed an arbitration proceeding against the Company relating to the same issues. This matter is in the discovery phase. The vendor has asserted alleged damages in a range of $2.0 - $9.0 million.

The Company is also subject to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company's financial position or results of operation.

ITEM 2.  SALE OF THE SAVINGS BANK

On April 5, 1999, the Company announced that it has entered into an agreement to sell its Brunswick, Georgia office of the Savings Bank to Sapelo National Bank ("Sapelo"). Sapelo will acquire all of the associated deposits at the Brunswick office. This purchase also includes lease rights on the building and all fixed assets associated with the property. The Savings Bank has also entered into an agreement to sell its loan portfolio to its sister corporation, the Bank. The transaction is expected to be completed by the end of the third quarter of 1999 after which time the Savings Bank will be dissolved.

ITEM 3.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits:

                  27.0     Financial Data Schedule

         b.       Reports filed on Form 8-K:

                  (1) On January 7, 1999, the Company filed a report on Form 8-K disclosing the text of a press release initially disclosed on December 30, 1998 which amended the Company's projected loss for the period ended December 31, 1998.
                  (2) On January 29, 1999, the Company filed a report on Form 8-K disclosing the text of a press release disclosed on that same day that the Company's Board of Directors had hired an investment banker to assist it in evaluating strategic alternatives among which included the possible sale of the Company.
                  (3) On July 8, 1999, the Company filed a report on Form 8-K disclosing the text of a press release that the Company's Board of Directors had completed its evaluation of strategic alternatives and determined that it was in the best interest of the shareholders to remain independent for the foreseeable future.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REPUBLIC BANCSHARES, INC.

          Date:  July 27, 1999         By: /s/ Alfred T. May
                                           ------------------------------------
                                               Alfred T. May
                                               Chairman, President and Chief
                                               Executive Officer
                                               (principal executive officer)


          Date:  July 27, 1999         By: /s/ William R. Falzone
                                           ------------------------------------
                                               William R. Falzone
                                               Treasurer (principal financial
                                               and accounting officer)