Form 10-Q
period 1999-09-30
REPUBLIC BANCSHARES INC
filed 1999-11-02
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

(727) 823-7300

(Registrant’s Telephone Number, Including Area Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	10,533,919 shares outstanding at October 22, 1999

REPUBLIC BANCSHARES, INC.

INDEX

		Page

Part I.	FINANCIAL INFORMATION (all financial information for prior periods has been restated for the mergers with Lochaven Federal Savings and Loan Association and Bankers Savings Bank, F.S.B.)

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 1999 (unaudited) and December 31, 1998	1

	Consolidated Statements of Operations — Three and nine month periods ended September 30, 1999 and 1998 (all unaudited)	2

	Consolidated Statements of Stockholders’ Equity — Year ended December 31, 1998 and Nine months ended September 30, 1999 (unaudited)	3

	Consolidated Statements of Comprehensive Income Nine month periods ended September 30, 1999 and 1998 (all unaudited)	4

	Consolidated Statements of Cash Flows — Three and nine month periods ended September 30, 1999 and 1998 (all unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Selected Quarterly Financial and Other Data (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Sale of the Savings Bank	28

Item 3.	Exhibits and Reports on Form 8-K	28

SIGNATURES		29

i

REPUBLIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS — SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
($ in thousands, except share data)

	September 30,	December 31,
	1999	1998

	(unaudited)

ASSETS

Cash and due from banks	$62,654	$46,143

Interest bearing deposits in banks	4,908	3,467

Federal funds sold	85,140	93,000

Investment securities (all available for sale)	40,717	31,003

Mortgage-backed and mortgage-related securities:

Available for sale	277,039	32,713

Trading	39,883	66,067

FHLB stock	13,816	11,152

Loans held for sale	—	184,176

Loans, net of allowance for loan losses	1,839,198	1,868,212

Premises and equipment, net	54,030	60,274

Other real estate acquired through foreclosure, net	5,847	4,951

Accrued interest receivable	14,483	13,452

Goodwill and premium on deposits	33,791	36,916

Other assets	45,001	53,591

Total assets	$2,516,507	$2,505,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits:

Noninterest bearing checking	$122,533	$138,934

Interest checking	184,358	189,392

Money market	220,734	159,868

Savings	336,747	366,817

Time deposits	1,360,242	1,332,401

Total deposits	2,224,614	2,187,412

Securities sold under agreements to repurchase	37,701	36,640

FHLB advances	—	25,000

Holding company senior debt	10,000	25,000

Convertible subordinated debt	14,683	—

Term subordinated debt	2,750	—

Holding company unsecured notes	—	7,000

Other liabilities	28,465	31,718

Total liabilities	$2,318,213	$2,312,770

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized 75,000 shares issued and outstanding. Liquidation preference $6.6 million at September 30, 1999 and December 31, 1998.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 10,514,479 and 10,323,194 shares issued and outstanding at September 30, 1999 and December 31, 1998, respectively.)	21,029	20,646

Capital surplus	128,027	125,364

Retained earnings	24,810	16,103

Net unrealized (loss) on available for sale securities, net of tax effect	(5,822)	(16)

Total stockholders’ equity	169,544	163,597

Total liabilities and stockholders’ equity	$2,516,507	$2,505,117

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	1999	1998	1999	1998

				(unaudited)
	(unaudited)

INTEREST INCOME:

Interest and fees on loans	$41,089	$46,627	$125,122	$118,064

Interest on investment securities	498	644	1,524	1,828

Interest on mortgage-backed securities	4,232	229	8,151	1,215

Interest on trading securities	293	1,254	1,932	2,270

Interest on federal funds sold	1,645	1,793	4,009	2,990

Interest on other investments	401	230	1,064	692

Total interest income	48,158	50,777	141,802	127,059

INTEREST EXPENSE:

Interest on deposits	23,766	22,618	70,039	56,835

Interest on FHLB advances	—	1,260	157	6,084

Interest on senior debt	434	26	1,267	26

Interest on subordinated debt	26	—	26	—

Interest on term subordinated debt	6	—	6	—

Interest on unsecured notes	128	—	396	—

Interest on other borrowings	435	541	1,362	1,360

Total interest expense	24,795	24,445	73,253	64,305

Net interest income	23,363	26,332	68,549	62,754

PROVISIONS FOR LOAN LOSSES	3,871	4,340	6,803	5,956

Net interest income after provision for loan losses	19,492	21,992	61,746	56,798

NONINTEREST INCOME:

Service charges on deposit accounts	1,393	1,258	3,688	3,107

Loan service fees	1,412	520	5,014	1,179

Other loan fee income	1,235	652	3,188	1,959

Gain on sale of loans, net	316	1,161	3,574	3,126

Income from mortgage banking activities	—	21,100	—	39,513

Gain (loss) on securities, net	—	(229)	(245)	514

Other operating income	3,265	1,303	5,565	3,335

Total noninterest income	7,621	25,765	20,784	52,733

NONINTEREST EXPENSES:

General & administrative (“G&A”) expenses	20,615	34,615	63,648	91,803

Merger expenses	—	375	—	798

Provision for losses on ORE	—	120	—	160

Other ORE (income) expense, net	76	(40)	(412)	(48)

Amortization of goodwill & premium on deposits	967	767	2,945	1,086

Total noninterest expenses	21,658	35,837	66,181	93,799

Income (loss) before income taxes & minority interest	5,455	11,920	16,349	15,732

Income tax (provision) benefit	(1,968)	(4,371)	(6,178)	(5,790)

Income (loss) before minority interest	3,487	7,549	10,171	9,942

Minority interest in income from subsidiary trust (net of tax)	(424)	(424)	(1,266)	(1,266)

NET INCOME (LOSS)	$3,063	$7,125	$8,905	$8,676

PER SHARE DATA:

Net income (loss) per common and common equivalent share — diluted	$.27	$.63	$.79	$.87

Weighted average common & common equivalent shares outstanding — diluted	11,309,550	11,238,535	11,310,126	9,930,938

Net income (loss) per common share — basic	$.29	$.69	$.85	$.97

Weighted average common shares outstanding — basic	10,510,415	10,307,777	10,463,369	8,939,144

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 1998 and
the Nine Months Ended September 30, 1999 (Unaudited)
($ in thousands except share data)

	Perpetual
	Preferred						Net
	Convertible						Unrealized
	Stock		Common Stock				Gains/(Losses)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1997	75,000	$1,500	7,602,992	$15,206	$56,553	$28,789	$482	$102,530

Net loss for the twelve months ended December 31, 1998	—	—	—	—	—	(12,421)	—	(12,421)

Net unrealized losses on available for sale securities, net of tax effect	—	—	—	—	—	—	(498)	(498)

Exercise of stock options	—	—	78,052	156	662	—	—	818

Issuance of common stock	—	—	2,642,150	5,284	67,598	—	—	72,882

Additional paid-in capital from performance stock options	—	—	—	—	551	—	—	551

Dividends on preferred stock	—	—	—	—	—	(265)	—	(265)

Balance, December 31, 1998	75,000	1,500	10,323,194	20,646	125,364	16,103	(16)	163,597

Net income for the nine months ended Sept. 30, 1999	—	—	—	—	—	8,905	—	8,905

Net unrealized loss on available for sale securities, net of tax	—	—	—	—	—	—	(5,806)	(5,806)

Exercise of stock options	—	—	191,285	383	2,338	—		2,721

Additional paid-in capital from nonqualified/performance stock options	—	—	—	—	325	—	—	325

Dividends on preferred stock	—	—	—	—	—	(198)	—	(198)

Balance, Sept. 30, 1999	75,000	$1,500	10,514,479	$21,029	$128,027	$24,810	$(5,822)	$169,544

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	For the Nine
	Months Ended
	Sept. 30,

	1999	1998

Net income	$8,905	$8,676

Unrealized losses on securities:

Unrealized holding losses, net of tax effect during period	(5,806)	632

Less reclassification adjustment for gains realized in net income	—	(835)

Net unrealized losses	(5,806)	(203)

Comprehensive income	$3,099	$8,473

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	1999	1998	1999	1998

	(unaudited)		(unaudited)

OPERATING ACTIVITIES:

Net income (loss)	$3,063	$7,125	$8,905	$8,676

Reconciliation of net income to net cash provided by (used in):

Provision for loan and ORE losses	3,871	4,460	6,803	6,116

Depreciation and amortization, net	(6,080)	(6,027)	3,309	(627)

Amortization of premium (accretion) of fair value, net	1,797	178	6,978	370

(Gain)/loss on sale of loans	(316)	(22,261)	(3,574)	(42,639)

Loss/(Gain) on sale of investment securities	—	(414)	244	(1,156)

(Gain)/loss on sale of ORE	(33)	(143)	(695)	(254)

Capitalization of mortgage servicing/residual interest	(437)	(18,121)	(3,887)	(39,338)

Net (increase) decrease in deferred tax asset	973	(86)	1,733	(24)

Loss/(Gain) on disposal of premises & equipment	(804)	(472)	(594)	(474)

Net decrease (increase) in other assets	1,050	(789)	5,713	(5,480)

Net increase (decrease) in other liabilities	(1,451)	(18,797)	(3,253)	15,271

Net cash provided by (used in) operating activities	1,633	(55,347)	21,682	(59,559)

INVESTING ACTIVITIES:

Net decrease (increase) in loans	(2,266)	123,278	114,364	(239,803)

Proceeds from excess of deposit liabilities assumed over assets acquired (net)	—	206,623	—	253,236

Proceeds from sales and maturities of:

Investment securities held-to-maturity	—	(2,000)	—	—

Investment securities available for sale	—	(750)	131,500	6,500

Mortgage-backed securities available for sale	—	13,557	1,552	50,612

Mortgage-backed securities in trading portfolio	—	(260)	—	8,119

Purchase of investment securities HTM	(1)	—	(1,900)	(998)

Purchase of investment securities AFS	—	6,000	(134,868)	(21,152)

Purchase of mortgage-backed securities AFS	(21,066)	(1,224)	(177,006)	(1,224)

Purchase of MBS in trading portfolio	—	—	—	(12,000)

Principal repayment on mortgage-backed securities	12,641	(7,101)	26,731	1,244

Principal repayment on revenue bonds	405	245	405	245

(Purchase) redemption of FHLB stock	115	(142)	(2,664)	(2,136)

Disposal/(purchase) of premises & equipment, net	12,370	1,211	12,260	(6,032)

Proceeds from sale of ORE	754	1,623	5,701	3,758

Investment in other real estate owned, net	153	1,210	475	635

Net cash used in investing activities	3,105	342,270	(23,450)	41,004

FINANCING ACTIVITIES:

Net increase in deposits	(48,728)	61,920	37,517	244,258

Net (decrease) increase in repurchase agreements	(4,405)	(1,205)	1,061	23,236

(Repayment) proceeds from FHLB advances, net	—	(125,300)	(25,000)	(37,800)

Proceeds from issuance of common stock	162	155	3,046	74,222

Proceeds from holding company debt	(4,567)	25,000	(4,567)	25,000

Dividends on perpetual preferred stock	(66)	(66)	(198)	(198)

Net cash provided by (used in) financing activities	(57,604)	(39,496)	11,859	328,718

Net increase (decrease) in cash and cash equivalents	(52,866)	247,427	10,091	310,163

Cash and cash equivalents, beginning of period	205,567	150,806	142,610	88,070

Cash and cash equivalents, end of period	$152,701	$398,233	$152,701	$398,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:

Interest	25,237	23,811	88,727	58,741

Income taxes (refunded)/paid	(288)	438	(4,827)	3,544

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

      In the opinion of Republic Bancshares, Inc. (the “Company”), the accompanying unaudited consolidated financial statements reflect all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows, for the three and nine month periods ended September 30, 1999 and 1998. The December 31, 1998 statement of financial position was derived from audited financial statements. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”), RBI Capital Trust I (“RBI”) and Republic Bank, F.S.B. (the “Savings Bank”) are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. On September 10, 1999, the Company sold the Brunswick Georgia office of the Savings Bank, Republic Bank, FSB, to Sapelo National Bank. The Savings Bank was thereafter dissolved and all of its cash and other remaining assets were distributed to the Company. Consequently, the financial information of the Company includes results of operations for the Savings Bank through the September 10th dissolution date.

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

      The consolidated financial statements of the Company include the accounts of the Company, RBI, the Savings Bank, the Bank, and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. All financial information for 1998 has been restated for the acquisitions of Bankers Savings Bank, F.S.B. and Lochaven Federal Savings and Loan Association, both consummated in 1998. All significant inter-company accounts and transactions have been eliminated. The Company’s primary source of income is from the Bank, which operates 81 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

      These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission (“SEC”) on Form 10-K. The results for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999.

Reclassifications

      Certain reclassifications have been made to prior period financial statements to conform with the September 1999 financial statement presentation.

Recent Accounting Developments

  Accounting for Costs of Computer Software for Internal Use

      In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, (“SOP 98-1”) “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Accounting for Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging activities — Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect upon the results of operations of the Company.

2.  MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

      During the second quarter ended June 30, 1999, the Company reclassified its mortgage-backed securities resulting from securitization of its loans held for sale from the “trading category” to “available for sale”. As of September 30, 1999, there were $277.0 million of mortgage backed securities in the available for sale category and $38.9 million of mortgage-related securities held as trading assets. Remaining in the trading category were: (i) a $10.9 million subordinate tranche purchased from the Company’s securitization of High Loan-to-Value Loans (“High LTV Loans”) in June 1998; (ii) $24.6 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (iii) $4.4 million of excess servicing interest only strips.

      The market values assigned to the mortgage-backed securities classified as available for sale were derived using market quotations at September 30, 1999. However, market value quotations for the Company’s mortgage-related securities classified as trading assets, principally retained interests in the excess cash flows from securitizing High LTV Loans, were generally not available. These retained interests were valued based on estimates of the present value of the future excess cash flows from the underlying pool or pools of loans.

      In valuing the Company’s mortgage-related securities, management has conducted surveys and analyses of current market conditions and has relied on third parties to assist in this process. The calculation of the present value of the excess cash flows principally include the following assumptions: (i) the future rate of prepayment; (ii) the discount rate used to calculate present value; and (iii) the estimate for credit losses on loans sold. The estimated life of the securitized loans depends on the assumed annual prepayment rate which is a function of estimated voluntary (full and partial) and involuntary (liquidations) prepayments. The prepayment rate used in the valuation process represents management’s expectations of future prepayment rates based on prior observed and future expected loan performance, the type of loans in the relevant pool and industry data. The rate of prepayment may be affected by a variety of economic and other factors, including prevailing interest rates, the presence of prepayment penalties, the loan-to-value ratios and the credit grades of the loans included in the securitization. Management has previously used prepayment estimates resulting in an initial average expected life of the pool of loans ranging from 4.0 to 4.5 years, cumulative lifetime default rates ranging from 9.5% to 10% and a discount rate of 15%. The prepayment and discount rate estimates are unchanged but in the third quarter of 1999, management revised the estimated cumulative default rate from a range of 9.5% to 10.0% to a range of 11.0% to 13.0%.

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  LOANS AND LOANS HELD FOR SALE

      Loans at September 30, 1999 and December 31, 1998, are summarized as follows (in thousands):

	September 30,	December 31,
	1999	1998

Real estate mortgage loans:

One-to-four family residential	$831,333	$871,462

Nonconforming mortgages	83,393	72,980

Multifamily residential	72,625	92,209

Commercial real estate	370,043	379,797

Construction/land development	174,968	130,415

Mortgage loans secured by first liens	1,532,362	1,546,863

Commercial (business) loans	88,843	84,002

Consumer loans	30,413	43,857

Home equity loans	114,126	104,803

High LTV Loans	101,643	116,764

Total gross portfolio loans	1,867,387	1,896,289

Less-allowance for loan losses	(28,189)	(28,077)

Total loans held for portfolio	1,839,198	1,868,212

Loans held for sale:

Residential first lien mortgage loans	—	184,176

Total loans	$1,839,198	$2,052,388

      Mortgage loans serviced for others remained unchanged as of September 30, 1999 and December 31, 1998 at $1.5 billion. Included in the total amount serviced for others were High LTV Loans amounting to $737.1 million and $835.0 million at September 30, 1999 and December 31, 1998, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $22.0 million and $22.9 million at September 30, 1999 and December 31, 1998, respectively. Loans on which interest was not being accrued at September 30, 1999 and December 31, 1998, totaled approximately $24.8 million and $35.6 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 1999 and December 31, 1998 totaled $1.3 million and $1.2 million, respectively.

4.  ALLOWANCES FOR LOSSES

Allowance for loan losses

      The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. The Company’s allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

      The allowance for loan losses as of September 30, 1999, was comprised of: (i) $25.5 million allocated to originated loans (including loans acquired through mergers and acquisitions); (ii) $547,000 allocated to loans acquired from CrossLand Savings, F.S.B. in December 1993, (the “CrossLand Portfolio”); (iii) $954,000 allocated to a pool of loans purchased in March 1995 (the “March 1995 Purchase”); (iv) $413,000 allocated to a pool of loans purchased in July 1997 (the “July 1997 Purchase”); and (v) $737,000 allocated to the other

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pools of purchased loans. Of the amounts allocated to the Crossland Portfolio, the March 1995 Purchase, the July 1997 Purchase and other purchased loan portfolios, $1.6 million are acquired reserves which only are available to absorb losses on the related acquired loans. In addition to amounts allocated to the allowance at September 30, 1999, the balance of unaccreted loan discount available to absorb losses on pools of portfolios of purchased loans exceeding amounts transferred to the allowance amounted to $3.5 million.

      Changes in the allowance for loan losses were as follows (in thousands):

	For the Nine Months
	Ended Sept. 30,

	1999	1998

Balance, beginning of period	$28,077	$22,023

Provision for possible loan losses	6,803	5,956

Loan discount (net) allocated to (from) purchased portfolios	—	(4,303)

Acquired reserve-purchased portfolios	275	—

Loans charged-off	(8,279)	(3,503)

Recoveries of loans charged-off	1,313	357

Net charge-offs	(6,966)	(3,146)

Balance, end of period	$28,189	$20,530

      Of the $7.0 million of net charge-offs year-to-date 1999, $3.5 million resulted from losses on High LTV Loans taken into portfolio in the fourth quarter of 1998.

Allowance for Losses on Other Real Estate (“ORE”)

      The Company recognizes any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

      State banking regulations require the Bank to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extension, each of up to five years. During the quarter ended March 31, 1999, the Bank sold a tract of land carried at $884,000 acquired through foreclosure in 1988 that had partially been developed as a shopping center site. The Bank has been granted an extension on a second piece of property, with a book value of $177,000, until December 6, 2000. This property, consisting of residential lots, is currently under contract. There are no other properties which have exceeded the five-year holding period limitation.

5.  MARKET RISK

      The market risk inherent in the Company’s market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of the primary objectives of the Company is to reduce fluctuations in net interest income caused by changes in interest rates.

      To manage interest rate risk, the Board of Directors has established interest rate risk policies and procedures, which delegate to the Asset/Liability Committee the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

      Currently, all investments in the Company’s portfolio are identified as securities available for sale or as trading assets. Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include the residual interest in cash flows resulting from securitizations of High LTV Loans and the excess spread on interest only-strips receivable. The Company’s trading securities are valued based on present value techniques, which management believes reasonably approximate market values. Any unrealized gains or losses are included in the statement of operations under “Gain on sale of securities, net”.

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

      In connection with this reorganization of mortgage banking activities, a restructuring charge of approximately $6.7 million was recorded, which included severance benefits payable to mortgage banking employees whose positions were eliminated, outplacement services for those employees, write-downs for abandoned assets, costs related to the consolidation of facilities and legal costs directly related to the restructuring. In addition, an $818,000 charge was recorded for legal and other costs related to the reorganization but not includable in the restructuring charge. The Company has completed the restructuring process of the mortgage banking unit.

      Expenses charged against the restructuring accrual for the nine months ended September 30, 1999 are as follows:

Balance at December 31, 1998	$6,673

Deductions:

Severance & benefits	(4,274)

Outplacement costs	(200)

Abandonment of assets	(614)

Consolidation of facilities	(1,335)

Legal costs	(180)

Ending balance at September 30, 1999	$70

7.  PRIOR YEAR BUSINESS SEGMENT INFORMATION

      As a result of the restructuring of the Company’s mortgage banking operation in the fourth quarter of 1998, that operation now represents an insubstantial portion of the Company’s overall business activities during 1999 and has ceased to be a reportable business segment. The Company’s operations during 1998 were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities included the Company’s lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which operated through a separate division of the Bank, included originating and purchasing mortgage loans for sale or securitization. The Bank provided support for its mortgage banking division in areas such as secondary marketing and data processing. All funding for the mortgage banking division was provided through the Bank. The following are the prior year business segment results of operation for the nine months ended September 30, 1998. The Company elected to report its business segments without allocation of income taxes and minority interests.

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segment Data

($ in thousands)

	1998

	Commercial	Mortgage	Company
	Banking	Banking	Total

Total assets (at period-end)	$2,136,543	$318,854	$2,455,397

Gross revenues	$61,421	$54,066	$115,487

Net income before taxes and minority interest	$11,251	$4,481	$15,732

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL AND OTHER DATA
Five Consecutive Quarters (unaudited)
($ in thousands, except share data)

	Quarters Ended

	Sept. 1999	June 1999	Mar. 1999	Dec. 1998	Sept. 1998

OPERATING DATA:

Interest income	$48,158	$46,965	$46,679	$45,734	$50,777

Interest expense	24,795	24,202	24,256	25,303	24,446

Net interest income	23,363	22,763	22,423	20,431	26,331

Loan loss provision	3,871	1,410	1,522	8,305	4,340

Net interest income after loan loss provision	19,492	21,353	20,901	12,126	21,991

Noninterest income	7,621	5,800	7,363	3,424	25,765

General & administrative (“G&A”) expenses	20,615	20,685	22,346	37,214	34,615

Other noninterest expense	1,043	840	651	11,403	1,222

Net income (loss) before income taxes & minority interest	5,455	5,628	5,267	(33,067)	11,919

Income tax (provision) benefit	(1,968)	(2,219)	(1,991)	12,391	(4,370)

Minority interest in income from subsidiary trust	(424)	(421)	(421)	(421)	(424)

Net income (loss)	$3,063	$2,988	$2,855	$(21,097)	$7,125

PER SHARE DATA:

Earnings per share — diluted	$.27	$.26	$.25	$(2.04)	$.63

Weighted average shares outstanding — diluted	11,309,550	11,359,392	11,246,636	10,322,263	11,238,535

Earnings per share — basic	$.29	$.28	$.27	$(2.04)	$.69

Weighted average shares outstanding — basic	10,510,415	10,493,214	10,386,952	10,322,263	10,307,777

BALANCE SHEET DATA (at period-end):

Total assets	$2,516,507	$2,573,825	$2,493,425	$2,505,117	$2,455,397

Investment & mortgage-backed securities	356,639	345,128	355,024	129,783	115,891

Loans held for sale	—	—	80,915	184,176	318,854

Portfolio loans, net of unearned income	1,867,387	1,876,982	1,836,355	1,896,289	1,477,124

Nonperforming assets	32,633	39,205	41,863	42,785	36,374

Allowance for loan losses	28,189	26,209	27,442	28,077	20,530

Goodwill & premium on deposits	33,791	34,936	35,906	36,916	37,880

Deposits	2,224,614	2,273,443	2,188,470	2,187,412	2,138,970

Stockholders’ equity	169,544	167,608	168,448	163,597	185,028

Book value per share (dollars)	15.05	14.89	15.01	14.77	16.71

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL AND OTHER DATA — (Continued)

	Quarters Ended

	Sept. 1999	June 1999	Mar. 1999	Dec. 1998	Sept. 1998

SELECTED FINANCIAL RATIOS:

Return on average assets	.47%	.48%	.47%	(3.37)%	1.20%

Return on average equity	7.14	7.23	7.11	(45.03)	14.32

Equity to assets	6.73	6.51	6.76	6.53	7.54

Equity and minority interest in preferred subsidiary to assets	7.88	7.63	7.91	7.68	8.71

Portfolio loans/deposit ratio	83.94	82.56	83.91	86.69	69.06

Net interest spread	3.50	3.53	3.46	3.17	4.38

Net interest margin	3.85	3.87	3.81	3.59	4.80

G & A expense to average assets(1)	3.38	3.30	3.61	2.78	2.75

G & A efficiency ratio(1)	70.89	72.42	75.02	73.75	63.83

Loan loss allowance to portfolio loans	1.51	1.40	1.49	1.48	1.39

Loan loss allowance to nonperforming loans	108.32	77.11	79.16	74.21	68.26

CAPITAL RATIOS:

Tier 1 (leverage) — Company	5.97	5.83	5.76	5.49	6.13

Tier 1 (leverage) — Bank	6.88	6.96	6.85	6.66	7.10

Tier 1/risk-assets — Company	9.28	8.91	8.72	7.72	9.51

Tier 1/risk assets — Bank	10.64	10.59	10.35	9.27	11.07

Risk-based capital — Company	11.66	10.21	10.02	9.01	10.75

Risk-based capital — Bank	11.94	11.88	11.65	10.56	12.32

OTHER DATA (at period-end):

Number of branch banking offices	81	83	70	62	58

Number of full-time equivalent employees	1,019	1,151	1,297	1,733	1,702

(1)	Ratios prior to 1999 include the commercial banking segment only; non-recurring items not included.

REPUBLIC BANCSHARES, INC.

QUARTERLY NONPERFORMING ASSET TREND
(unaudited) ($ in thousands)

	Quarters Ended

	Sept. 1999	June 1999	Mar. 1999	Dec. 1998	Sept. 1998

Non-performing loans:

Residential first lien	$20,326	$25,621	$26,398	$24,714	$20,797

Commercial real estate	3,749	5,483	4,764	9,699	6,647

Multifamily residential	—	182	409	183	186

Commercial (business)	178	950	1,386	1,312	649

Home equity	440	872	1,085	713	320

Consumer & other	83	72	160	203	351

High LTV	1,249	808	464	—	290

Total nonperforming loans(1)	26,025	33,988	34,666	36,824	29,240

Total nonperforming other assets	761	820	901	1,010	1,091

Other real estate:

Residential	3,568	3,176	3,567	3,069	3,058

Commercial — build & sell	—	—	620	884	2,004

Commercial — bulk sale	2,279	1,221	2,109	998	981

Total ORE	5,847	4,397	6,296	4,951	6,043

Total nonperforming assets	$32,633	$39,205	$41,863	$42,785	$36,374

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

Memorandum:

Past due 90+ days — still accruing (incl. above)	$1,273	$41	$289	$1,232	$266

Nonperforming loans/portfolio loans	1.39%	1.81%	1.89%	1.94%	2.04%

Nonperforming assets/assets	1.30	1.52	1.68	1.71	1.48

ORE/assets	.23	0.17	0.25	0.20	0.25

Loan loss allowance to nonperforming loans:

Originated portfolio	121.52%	85.79%	80.87%	74.71%	71.32%

July 1997 Purchase	35.21	34.03	27.01	35.70	35.22

March 1995 Purchase	153.85	128.73	111.62	108.06	111.62

CrossLand portfolio	42.90	43.31	41.65	43.50	50.80

Other purchased portfolios	36.56	26.92	79.86	113.69	45.08

Total	108.32%	77.11%	79.16%	74.21%	68.26%

Other loan delinquency data 30-89 days past due:

Residential	$14,180	$13,782	$12,553	$17,032	$18,496

Commercial real estate/multifamily	314	4,140	6,958	7,128	7,583

Commercial (business)	1,535	1,872	1,540	2,082	1,101

Home equity	1,399	3,082	1,228	1,218	598

Consumer & other	491	293	453	720	519

High LTV	2,253	1,265	1,935	1,485	1,231

Total	$20,172	$24,434	$24,667	$29,665	$29,528

REPUBLIC BANCSHARES, INC.

QUARTERLY CREDIT LOSS EXPERIENCE
(unaudited) ($ in thousands)

	Quarters Ended

	Sept. 1999	June 1999	Mar. 1999	Dec. 1998	Sept. 1998

Daily average loans outstanding:

Residential	$853,691	$880,883	$976,233	$962,492	$883,735

Commercial real estate/multifamily	641,950	622,678	629,870	592,009	556,171

Commercial (business)	186,616	180,263	197,055	188,348	152,522

Home equity	65,318	69,511	72,702	67,858	53,280

Consumer & other	30,193	30,254	32,476	34,576	29,795

High LTV	102,674	106,168	113,113	107,379	230,937

Total	$1,880,442	$1,889,757	$2,021,449	$1,952,662	$1,906,440

Allowance for loan losses at beginning of period	$26,209	$27,442	$28,077	$20,530	$21,505

Loan discount (net) allocated to (from) purchased portfolios	—	—	—	—	(3,262)

Provision for loan losses	3,871	1,410	1,522	8,305	4,340

Acquired reserve — purchased loans	—	275	—	—	—

Charge-offs:

Residential	(794)	(678)	(709)	(328)	(772)

Commercial real estate/multifamily	(20)	(634)	(17)	—	—

Commercial (business)	(78)	(176)	(6)	(129)	(1,057)

Home equity	(312)	(433)	(32)	(6)	—

Consumer	(96)	(140)	(188)	(160)	(181)

Other	(77)	(35)	(160)	(268)	(104)

High LTV	(820)	(1,468)	(1,406)	—	—

Total	(2,197)	(3,564)	(2,518)	(891)	(2,114)

Recoveries:

Residential	110	559	25	55	17

Commercial real estate/multifamily	2	3	5	—	—

Commercial (business)	44	16	111	7	19

Home equity	21	6	—	12	—

Consumer	29	35	43	36	18

Other	16	7	80	23	7

High LTV	84	20	97	—	—

Total	306	646	361	133	61

Net (charge-offs) recoveries:

Residential	(684)	(119)	(684)	(273)	(755)

Commercial real estate/multifamily	(18)	(631)	(12)	—	—

Commercial (business)	(34)	(160)	105	(122)	(1,038)

Home equity	(291)	(427)	(32)	6	—

Consumer	(67)	(105)	(145)	(124)	(163)

Other	(61)	(28)	(80)	(245)	(97)

High LTV	(736)	(1,448)	(1,309)	—	—

Total	(1,891)	(2,918)	(2,157)	(758)	(2,053)

Allowance for loan losses at end of period	$28,189	$26,209	$27,442	$28,077	$20,530

REPUBLIC BANCSHARES, INC.

QUARTERLY CREDIT LOSS EXPERIENCE — (Continued)

	Quarters Ended

	Sept. 1999	June 1999	Mar. 1999	Dec. 1998	Sept. 1998

Net charge-offs (recoveries) to average loans — annualized:

Residential	.32%	.05%	.28%	.12%	.36%

Commercial real estate/multifamily	.01	.47	.01	—	—

Commercial (business)	.07	.36	(.20)	.24	.03

Home equity	1.78	2.46	.16	(.04)	—

Consumer & other	.89	1.39	1.80	1.44	2.20

High LTV	2.87	5.46	4.64	—	—

Total	.40%	.62%	.44%	.16%	.44%

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Balance Sheets at September 30, 1999 and December 31, 1998

  Overview

      Total assets were $2.5 billion at September 30, 1999, a $11.4 million increase from the amount at December 31, 1998. The mix of the Company’s asset base changed substantially as the Company sold its December 1998 inventory of loans held for sale and reinvested those funds into U.S. Treasury and mortgage-backed securities. At September 30, 1999, the Company no longer maintained an inventory of loans held for sale.

      In September 1999, the Company completed a private placement to accredited investors of $15.0 million of its 7.0% convertible subordinated debentures (the “Debentures”). Each $1,000 principal amount of the Debentures are convertible at any time by the holder into 55.55556 shares of the Company’s $2.00 par value common stock. The resulting conversion price of $18.00 per share represented a premium of approximately 22% over the $14.75 September 22, 1999 closing price of the Company’s common stock on the Nasdaq National Market. The Debentures are redeemable by the Company at any time after October 1, 2004 at a premium of 106% with the premium declining 1% per year thereafter. The Debentures may also be redeemed at the Company’s option if the closing price of the Company’s common stock equals or exceeds $23.40 for 20 consecutive trading days.

      In addition, the Company refinanced its $7.0 million of debt to its directors. Approximately $4.3 million of the Debentures were issued to the Company’s directors in exchange for an equal amount of the pre-existing debt, with the balance of the Debentures being sold to third-party accredited investors. The $2.7 million balance of the $7.0 million debt to directors not converted into the Debentures was exchanged for an equal principal amount of non-convertible term subordinated debt (the “Term Debt”). Both the Debentures and the Term Debt issued by the Company qualifies as Tier 2 capital under applicable regulatory capital guidelines.

      The Company paid down the principal amount of its $25.0 million loan from SunTrust Bank, N.A. by $15 million to a balance of $10 million. The $10.9 million of net proceeds from sale of the Debentures, after deducting offering costs, and the cash received from dissolution of the Savings Bank, were used to repay principal on the SunTrust loan. In connection with the paydown, SunTrust agreed to extend the remaining portion of its loan to the Company through March 31, 2001.

  Mortgage-Backed and Mortgage-Related Securities

      In the nine months ended September 30, 1999, the Company increased its mortgage securities in the available for sale category by $244.3 million through the reclassification of $89.3 million of securities from trading assets and by purchases of securities issued by the Government National Mortgage Association (“GNMA”). Mortgage securities remaining in the trading category include: (i) a $10.9 million subordinate tranche purchased from the Company’s securitization of High LTV Loans in June 1998; (ii) $24.6 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (iii) $4.4 million excess servicing interest-only strips.

  Loans and Loans Held for Sale

      Total loans (including held for portfolio and held for sale) declined by $213.1 million from $2.08 billion at the prior year-end to $1.87 billion at September 30, 1999. At September 30, 1999, the Company had either sold or transferred to portfolio the $184.2 million of loans held for sale at December 31, 1998 and no longer maintained an inventory of loans held for sale. Mortgage loans secured by first liens decreased $198.7 million as a result of repayments and loan sales exceeding new lending activity and repayments to High LTV Loans reduced that category $15.1 million. The percentage of portfolio loans and loans held for sale to total assets was 74.2% and 83.0% at September 30, 1999 and December 31, 1998, respectively.

  Allowance for Loan Losses

      The allowance for loan losses amounted to $28.2 million (1.51% of portfolio loans) at September 30, 1999, compared with $28.1 million (1.48% of portfolio loans) at December 31, 1998. Activity relating to the allowance in 1999 included provisions for loan losses of $6.8 million, and loan charge-offs (net of recoveries) of $7.0 million. Of the net amount of charge-offs, $3.5 million resulted from High LTV Loans taken into portfolio in the fourth quarter of 1998.

  Nonperforming Assets

      Nonperforming assets amounted to $32.6 million (1.30% of total assets) at September 30, 1999, compared with $42.8 million (1.71% of total assets) at December 31, 1998. Nonperforming loans totaled $26.0 million at September 30, 1999, a decrease of $10.8 million from the prior year-end total of $36.8 million. Nonperforming residential mortgage loans decreased by $5.2 million. Nonperforming commercial real estate and commercial (business) nonperforming loans decreased $8.7 million while High LTV nonperformers and nonperforming subprime mortgages increased $1.2 million and $2.5 million, respectively. ORE balances increased $896,000 to $5.8 million, primarily from residential loans taken into foreclosure.

  Deposits

      Total deposits were $2.2 billion at September 30, 1999, a $37.2 million increase from the prior year-end. Checking accounts (including non-retail deposits such as official checks) decreased by $21.4 million and savings deposits decreased by $30.1 million, while certificates of deposit grew by $27.8 million and money market accounts increased by $60.9 million. Total deposits from the 24 new branches which comprise the Company’s 1998 and 1999 branch expansion program have increased by $153.5 million from $900,000 at the end of 1998 to $154.4 million at September 30, 1999.

  Stockholders’ Equity

      Stockholders’ equity was $169.5 million at September 30, 1999, or 6.73% of total assets, compared to $163.6 million or 6.53% of total assets at December 31, 1998. At September 30, 1999, the Bank’s Tier 1 (leverage) Capital ratio was 6.88%, its Tier 1 (risk-based) Capital ratio was 10.64%, and its Total Risk-Based Capital ratio was 11.94%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company were 5.97%, 9.28%, and 11.66%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 1999 and 1998

  Overview

      Net income for the third quarter of 1999 was $3.1 million, or $.27 per share (on a diluted basis), compared with $7.1 million, or $.63 per share, on the same basis for the same period in 1998. Management estimates that in the third quarter of 1999, the cost of the Company’s branch expansion program and the cost associated with discontinuing mortgage production activities reduced per share earnings by $.06 and $.07, respectively. Discontinued mortgage production activities contributed $.28 per share to 1998 earnings.

      An analysis of the Company’s net income for the quarterly periods is as follows, using these after-tax components: (i) base net income (which excludes items ii-iv); (ii) the contribution from the 24 new branches opened in late 1998 and 1999; (iii) direct costs of mortgage production activities, net of gains on loans held for sale; and (iv) other unusual or infrequently occurring items; ($ in thousands, net of tax effect).

	Quarters Ended
	Sept. 30,

	1999	1998

	(unaudited)

Base after-tax net income detail:

Net interest income	$14,216	$16,676

Loan loss provision	(2,474)	(2,749)

Noninterest income	3,097	2,219

G & A expense	(10,518)	(11,660)

Amortization of goodwill & premium on deposits	(618)	(486)

After-tax base net income	3,703	4,000

Other after-tax net income (loss) components:

New branches	(693)	—

Mortgage production activities	(828)	3,103

Sale of portfolio loans	202	734

Gain on sale of branch deposits	685	—

Gain on branch relocation(s)	804	—

ORE & other non-operating items	(386)	(288)

Net income before minority interest	3,487	7,549

Minority interest (net of tax)	(424)	(424)

Net income	$3,063	$7,125

  Analysis of Net Interest Income (see table on page 16)

      Net interest income for the three months ended September 30, 1999 was $23.4 million compared with $26.3 million for the same period last year, a $2.9 million (11.3%) decrease. The primary reason for the decrease was reduced holdings of High LTV Loans, which typically bear an interest rate in the range of 13%-15%. Interest income was $48.2 million for the third quarter of 1999, a decrease of $2.6 million over the same period in 1998. Interest expense increased by $350,000. Average asset yield decreased by 125 basis points from 9.23% for the same period of 1998 to 7.98% for 1999, primarily as a result of a higher investment in securities and federal funds sold relative to total earning assets. The average cost of interest-bearing liabilities also declined by 38 basis points from 4.86% to 4.48%, primarily due to reduced reliance on outside borrowings and lower costs for certificate of deposits. Net interest spread decreased from 4.37% for 1998 to 3.50% for 1999 and, net interest margin, which includes the benefit of noninterest bearing funds, declined from 4.79% for 1998 to 3.85% for 1999.

  Noninterest Income (see table on page 17)

      Noninterest income for the three months ended September 30, 1999 was $6.6 million compared with $25.8 million for the same period of 1998, a decrease of $19.1 million. In 1998, income from mortgage banking operations and gains on sale of portfolio loans were $21.1 million and $1.2 million, respectively. In 1999, gains on sale of loans was $316,000, a $1.1 million gain was recorded on sale of branch deposits and a $1.3 million gain was recorded on relocation of two branch offices. Excluding those items from 1998 and 1999, noninterest income was $4.9 million for the third quarter of 1999 compared to $3.5 million for the same period last year, an increase of $1.4 million. Loan service fees increased $892,000, other loan fee income increased $583,000 and service charges on deposit accounts and other deposit-related fee income sources increased $248,000. The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended September 30, 1999 and 1998 (in thousands):

	Three Months Ended September 30,

	1999			1998

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans, net	$1,880,442	$41,089	8.62%	$1,906,395	$46,627	9.73%

Investment securities	37,771	498	5.24	41,122	644	5.50

Mortgage-backed securities	271,973	4,232	6.22	11,055	229	8.28

Trading securities	39,974	293	2.93	77,240	1,254	6.49

Interest bearing deposits in banks	10,934	138	5.01	4,764	23	1.90

FHLB stock	13,926	263	7.48	11,058	207	7.44

Federal funds sold	127,947	1,645	5.03	130,809	1,793	5.36

Total interest earning assets	2,382,967	48,158	7.98	2,182,443	50,777	9.23

Noninterest earning assets	165,204			167,653

Total assets	$2,548,171			$2,350,096

Interest bearing liabilities:

Interest checking	$175,110	$333	.76%	$162,406	$555	1.36%

Money market	214,635	2,024	3.74	126,428	921	2.89

Savings	67,822	279	1.63	73,669	416	2.24

Passbook Gold	277,739	2,892	4.13	274,040	3,396	4.92

Time deposits	1,391,715	18,238	5.20	1,227,114	17,330	5.60

FHLB advances	—	—	—	87,074	1,260	5.74

Other borrowings	69,274	1,029	5.89	43,509	567	5.18

Total interest bearing liabilities	2,196,295	24,795	4.48	1,994,240	24,445	4.86

Noninterest bearing liabilities	180,115			158,513

Stockholders’ equity	171,761			197,343

Total liabilities and equity	$2,548,171			$2,350,096

Net interest income/net interest spread		$23,363	3.50%		$26,332	4.37%

Net interest margin			3.85%			4.79%

	Increase (Decrease) Due to

	Volume	Rate	Total

Changes in Net Interest Income

Interest earning assets:

Loans, net	$(1,309)	$(4,229)	$(5,538)

Investment securities	(116)	(30)	(146)

Mortgage-backed securities	4,074	(71)	4,003

Trading securities	(449)	(512)	(961)

Interest bearing deposits in banks	51	64	115

FHLB stock	55	1	56

Federal funds sold	(39)	(109)	(148)

Total change in interest income	2,267	(4,886)	(2,619)

Interest bearing liabilities:

Interest checking	40	(262)	(222)

Money market	776	327	1,103

Savings	(31)	(106)	(137)

Passbook Gold	45	(549)	(504)

Time deposits	2,523	(1,615)	908

FHLB advances	(630)	(630)	(1,260)

Other borrowings	511	(49)	462

Total change in interest expense	3,234	(2,884)	350

Increase (decrease) in net interest income	$(967)	$(2,002)	$(2,969)

      The following table reflects the components of noninterest income for the three months ended September 30, 1999, and 1998 (in thousands):

	For the Three Months Ended
	Sept. 30,

			Increase
	1999	1998	(Decrease)

Service charges on deposit accounts	$1,393	$1,258	135

Loan servicing fees	1,412	520	892

Other loan fee income	1,235	652	583

Gains on sales of loans, net	316	1,161	(845)

Income from mortgage banking operations	—	21,100	(21,100)

Income from special purpose corporation	—	434	(434)

Gain on sale of securities, net	—	92	(92)

Net trading account (loss) gain	—	(321)	321

Generations Gold fee income	379	266	113

Foreign exchange income	26	32	(6)

Gain on sale of branch deposits	1,098	—	1,098

Gain on branch relocation(s)	1,289	—	1,289

Other income	473	571	(98)

Total noninterest income	$7,621	$25,765	$(18,144)

  Noninterest Expense

      G & A expenses for the third quarter of 1999 were $20.6 million compared with $34.6 million for the same period last year, a decrease of $14.0 million. Mortgage production expenses declined $14.9 million and expenses from other areas of the Company’s operation declined $1.5 million, while costs associated with the branch expansion program were $2.2 million. Total noninterest expenses, which include G & A expense, were $21.7 million for the three months ended September 30, 1999 compared with $35.8 million for the same period last year.

      The following table reflects the components of noninterest expense for the three months ended September 30, 1999 and 1998 (in thousands):

	For the Three Months
	Ended Sept. 30,

			Increase
	1999	1998	(Decrease)

Salaries and benefits	$9,779	$13,743	$(3,964)

Net occupancy expense	4,268	3,845	423

Advertising	222	4,875	(4,653)

Data processing fees	1,295	882	413

FDIC and state assessments	479	305	174

Telephone expense	406	721	(315)

Legal and professional	445	1,013	(568)

Postage and supplies	921	6,466	(5,545)

Other operating expense	2,800	2,765	35

Total G & A expenses	20,615	34,615	(14,000)

Merger expenses	—	375	(375)

Provision for losses on ORE	—	120	(120)

ORE expense, net of ORE income	76	(40)	116

Amortization of premium on deposits and goodwill	967	767	200

Total noninterest expense	$21,658	$35,837	$(14,179)

      Noninterest expenses by business function for the three month periods were as follows:

	For the Three Months
	Ended Sept. 30,

			(Decrease)
	1999	1998	Increase

New branches	$2,208	$—	$2,208

Mortgage loan production	1,294	16,202	(14,908)

All other units	18,156	19,635	(1,479)

Total	$21,658	$35,837	$(14,179)

Comparison of Results of Operations for the Nine Months Ended September 30, 1999 and 1998

  Overview

      Net income for the nine months ended September 30, 1999 was $8.9 million, or $.79 per share (on a diluted basis), compared with net income of $8.7 million, or $.87 per share, on the same basis for the same period in 1998. Management estimates that the cost of the Company’s branch expansion program and costs associated with discontinuing mortgage production activities reduced per share earnings by $.22 and $.38 per share, respectively. Discontinued mortgage activities reduced per share earnings by $.16 in 1998.

      The Company’s net income for the nine month periods was as follows, using these components: (i) base net income (which excludes items ii – iv); (ii) the contribution from new branches opened in late 1998 and 1999; (iii) direct costs of mortgage production activities, net of gains on loans held for sale; and (iv) other unusual or infrequently occurring items; ($ in thousands, net of tax effect).

	Nine Months Ended
	Sept. 30,

	1999	1998

	(unaudited)

Base net income detail:

Net interest income	$41,405	$38,794

Loan loss provision	(4,275)	(3,726)

Noninterest income	9,131	6,223

G & A expense	(31,033)	(30,445)

Amortization of goodwill & premium on deposits	(1,834)	(680)

After-tax base net income	13,394	10,166

Other after-tax net income (loss) components:

New branches	(2,467)	—

Mortgage production activities	(4,251)	(1,592)

Sale of portfolio loans	2,220	1,927

Gain on sale of branch deposits	685	—

Gain on branch relocation	804	—

ORE & other non-operating items	(215)	(558)

Net income before minority interest	10,170	9,943

Minority interest (net of tax)	(1,265)	(1,267)

Net income	$8,905	$8,676

  Analysis of Net Interest Income (see table on page 19)

      Net interest income for the nine months ended September 30, 1999 was $68.6 million compared with $62.8 million for the same period last year, a $5.8 million (9.2%) increase. Interest income was $141.8 million for the first nine months of 1999, an increase of $14.7 million over the same period in 1998. Interest expense increased by $8.9 million. Average asset yield decreased by 78 basis points from 8.81% for the same period in 1998 to 8.03% for 1999, primarily as a result of a change in asset mix to a higher investment in securities and federal funds and a lesser concentration in residential and High LTV Loans held-for-sale. The average cost of interest-bearing liabilities also declined by 36 basis points from 4.89% to 4.53%, primarily due to reduced reliance on outside borrowings and lower costs for certificates of deposits. As a result, net interest spread decreased 42 basis points from 3.92% for 1998 to 3.50% for 1999 and net interest margin, which includes the benefit of noninterest bearing funds, declined by 47 basis points from 4.32% for 1998 to 3.85% for 1999.

      The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 1999 and 1998 (in thousands):

	Nine Months Ended September 30,

	1999			1998

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans, net	$1,930,517	$125,122	8.59%	$1,713,715	$118,064	9.15%

Investment securities	39,177	1,524	5.20	38,855	1,828	6.29

Mortgage-backed securities	177,418	8,151	6.13	23,133	1,215	7.00

Trading securities	62,838	1,932	4.10	49,539	2,270	6.11

Interest bearing deposits in banks	9,706	334	4.61	2,859	65	3.04

FHLB stock	13,108	730	7.45	11,399	627	7.36

Federal funds sold	109,856	4,009	4.81	75,463	2,990	5.22

Total interest earning assets	2,342,620	141,802	8.03	1,914,963	127,059	8.81

Noninterest earning assets	169,208			128,851

Total assets	$2,511,828			$2,043,814

Interest bearing liabilities:

Interest checking	$177,951	$1,017	.76%	$146,216	$1,720	1.57%

Money market	194,755	5,463	3.75	84,202	1,417	2.25

Savings	70,427	881	1.67	61,527	1,003	2.18

Passbook Gold	285,644	8,924	4.18	263,918	9,702	4.92

Time deposits	1,356,837	53,754	5.30	1,024,632	42,993	5.61

FHLB advances	4,231	157	4.95	139,840	6,084	5.82

Other borrowings	73,047	3,057	5.59	36,327	1,386	5.10

Total interest bearing liabilities	2,162,892	73,253	4.53	1,756,662	64,306	4.89

Noninterest bearing liabilities	182,474			141,481

Stockholders’ equity	166,462			145,671

Total liabilities and equity	$2,511,828			$2,043,814

Net interest income/net interest spread		$68,549	3.50%		$62,754	3.92%

Net interest margin			3.85%			4.32%

	Increase (Decrease) Due to

	Volume	Rate	Total

Changes in Net Interest Income

Interest earning assets:

Loans, net	$11,669	$(4,611)	$7,058

Investment securities	196	(500)	(304)

Mortgage-backed securities	7,107	(171)	6,936

Trading securities	520	(858)	(338)

Interest bearing deposits in banks	221	48	269

FHLB stock	95	8	103

Federal funds sold	1,271	(252)	1,019

Total change in interest income	21,079	(6,336)	14,743

Interest bearing liabilities:

Interest checking	316	(1,019)	(703)

Money market	2,682	1,364	4,046

Savings	133	(255)	(122)

Passbook Gold	757	(1,535)	(778)

Time deposits	13,975	(3,214)	10,761

FHLB advances	(3,399)	(2,528)	(5,927)

Other borrowings	1,886	(215)	1,671

Total change in interest expense	16,350	(7,402)	8,948

Increase (decrease) in net interest income	$4,729	$1,066	$5,795

Noninterest Income

      Noninterest income for the nine months ended September 30, 1999 was $20.8 million compared with $52.7 million for the same period in 1998, a decrease of $31.9 million. In 1998, income from mortgage banking operations was $39.5 million and gains on sale of portfolio loans were $3.1 million, respectively. In 1999, gains on sale of loans was $3.6 million, a $1.1 million gain was recorded on sale of branch deposits and a $1.3 million gain was recorded on relocations of two branches. Excluding those items from 1998 and 1999, noninterest income was $14.8 million for 1999 compared to $10.1 million for the same period last year. Loan service fees increased $3.8 million, other loan fee income increased $1.2 million and service charges on deposit accounts and other deposit-related fee income sources increased by $946,000.

      The following table reflects the components of noninterest income for the nine months ended September 30, 1999, and 1998 (in thousands):

	For the Nine Months Ended
	September 30,

			Increase
	1999	1998	(Decrease)

Service charges on deposit accounts	$3,688	$3,107	$581

Loan service fees	5,014	1,179	3,835

Other loan fee income	3,188	1,959	1,229

Gains on sales of loans, net	3,574	3,126	448

Income from mortgage banking operations	—	39,513	(39,513)

Income from special purpose corporation	—	434	(434)

Gain on sale of securities, net	—	835	(835)

Net trading account (loss) gain	(245)	(321)	76

Generations Gold fee income	1,047	682	365

Foreign exchange income	83	88	(5)

Gain on sale of branch deposits	1,098	—	1,098

Gain on branch relocation(s)	1,289	—	1,289

Other income	2,048	2,131	(83)

Total noninterest income	$20,784	$52,733	$(31,949)

Noninterest Expense

      G & A expenses for the first nine months of 1999 were $63.6 million compared with $91.8 million for the same period last year, a decrease of $28.2 million. Of this decrease, $35.6 million was attributable to the reduced operating expenses associated with the Company’s restructured mortgage activities which more than offset the $6.0 million additional expenses related to new branch openings. Total noninterest expenses, which include G & A expense, were $66.2 million for the nine months ended September 30, 1999, compared with $93.8 million for the same period last year.

[Balance of page intentionally left blank]

      The following table reflects the components of noninterest expense for the nine months ended September 30, 1999 and 1998 (in thousands):

	For the Nine Months Ended
	September 30,

			Increase
	1999	1998	(Decrease)

Salaries and benefits	$32,211	$36,542	$(4,331)

Net occupancy expense	11,866	9,666	2,200

Advertising	815	15,446	(14,631)

Data processing fees	3,489	2,456	1,033

FDIC and state assessments	1,113	853	260

Telephone expense	1,412	1,878	(466)

Legal and professional	1,219	2,546	(1,327)

Postage and supplies	3,311	16,127	(12,816)

Other operating expense	8,212	6,289	1,923

Total G & A expenses	63,648	91,803	(28,155)

Merger expenses	—	798	(798)

Provision for losses on ORE	—	160	(160)

ORE expense, net of ORE income	(412)	(48)	(364)

Amortization of premium on deposits and goodwill	2,945	1,086	1,859

Total noninterest expense	$66,181	$93,799	$(27,618)

      Noninterest expenses by business function for the nine month periods were as follows:

	For the Nine Months Ended
	September 30,

			Increase
	1999	1998	(Decrease)

New branches	$5,999	$—	$5,999

Mortgage loan production	6,847	42,435	(35,588)

All other units	53,335	51,364	1,971

Total	$66,181	$93,799	$(27,618)

[Balance of page intentionally left blank]

Year 2000 Issues

      Many companies, including financial institutions such as the Company, have faced potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date. If a company’s critical internal systems do not correctly recognize and process data information beyond the year 1999, there could be a material adverse impact on business and operations.

      The Company, and its principal subsidiary, the Bank, believe that their Year 2000 compliance effort has been completed, including hardware replacement and the remediation of software applications. Application testing of all “Mission Critical” and “Important” software has been completed. The Company, and the Bank, have been successful in meeting target dates set by its Board of Directors and by the FDIC. The critical internal systems of all merged and acquired entities have been converted to the principal loan and deposit application systems, (“ALLTEL”), and the item processing and lockbox functions have been converted to an outside servicer.

      The Company has formulated a contingency plan for the remote possibility that ALLTEL will not be year 2000 ready. The Company has also formulated contingency plans for all branches and departments and will continue to monitor year 2000 readiness throughout the remainder of 1999.

      The Company originally estimated that the operating costs associated with replacing non-compliant hardware and software would be approximately $800,000, and that $600,000 in capital expenditures would be required, the majority of which would be incurred in the normal course of upgrading the Company’s computer systems. The Company now expects the operating costs to be approximately $900,000, a $100,000 increase over the initial estimate. For the fiscal year ending December 31, 1998, the Company’s Year 2000 compliance expenditures had totaled $345,000. For the first nine months of 1999, the Company had additional expenditures of $515,000, for a total of $860,000 on a cumulative basis. The Company estimates the amount of remaining Year 2000 compliance expenditures to be less than $100,000. The Company’s capital expenditures in 1999 related to Year 2000 compliance have not been material because of reduced equipment needs following the reduction in size of mortgage activities.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

      Certain of the statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the caption, “Management’s Discussion and Analysis,” may constitute forward-looking statements. Forward-looking statements are made based upon management’s expectations and beliefs concerning future development and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

      The Company wishes to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 1999, and thereafter include many factors that are beyond the Company’s ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of the Company’s existing and new, loan and deposit products, the impact of competitive products, the Company’s ability to achieve the desired consolidation efficiencies from its planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

      While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis contained in its Quarterly Report, the Company does not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Part II.  Other Information

Item 1.  Legal Proceedings

      In January 1999, the Company filed a lawsuit against a former vendor that provided printing and direct mailing services for the Company’s mortgage banking operation to invalidate a term contract executed by the former manager of the High LTV Loan origination unit who was not an officer of the Company or the Bank at the time the contract was executed. The lawsuit also alleges civil conspiracy and fraud in connection with the execution of the contract. The vendor has, at this same time, filed an arbitration proceeding against the Company relating to the same issues. The vendor has asserted alleged damages in a range from $2.0 million to $4.7 million. The case is in the preliminary stages of discovery; however, based on consultation with legal counsel, the Company’s management believes there is no merit in the plaintiffs’ claims and intends to defend such action vigorously.

      The Company is also subject to various legal proceedings in the ordinary course of its business. Based on information presently available, management does not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on the Company’s financial position or results of operation.

Item 2.  Sale of the Savings Bank

      On September 10, 1999, the Company sold its Brunswick, Georgia office of the Savings Bank to Sapelo National Bank (“Sapelo”). Sapelo acquired all of the associated deposits at the Brunswick office. This sale also included lease rights on the building where the Brunswick office was located and all fixed assets associated with the property. In connection its voluntary dissolution, the Savings Bank also sold its loan portfolio to the Bank on September 3, 1999. The Savings Bank has been dissolved.

Item 3.  Exhibits and Reports on Form 8-K

a.	Exhibits:
27.0 Financial Data Schedule
b.	Reports filed on Form 8-K:
(1) On July 8, 1999, the Company filed a report on Form 8-K disclosing the text of a press release that the Company’s Board of Directors had completed its evaluation of strategic alternatives and determined that it was in the best interest of the shareholders to remain independent for the foreseeable future.
(2) On October 4, 1999, the Company filed a report on Form 8-K disclosing the text of a press release that the Company had: (i) completed a private placement of $15.0 million of Subordinated Debt; (ii) refinanced its $7.0 million of debt to its directors; (iii) completed the sale of the Georgia office of its thrift subsidiary, subsequently dissolving its thrift subsidiary; and (iv) paid down the principal amount of its $25.0 million loan from SunTrust, N.A. by $15.0 million.

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: November 1, 1999	/s/ ALFRED T. MAY Alfred T. May President and Chief Executive Officer (principal executive officer)

Date: November 1, 1999	/s/ WILLIAM R. FALZONE William R. Falzone Treasurer (principal financial and accounting officer)