Form 10-K
period 1999-12-31
REPUBLIC BANCSHARES INC
filed 2000-03-10
CIK 1005501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File

December 31, 1999	No. 0-27652

REPUBLIC BANCSHARES, INC.

(Exact Name of Registrant As Specified In Its Charter)

FLORIDA	59-3347653

(State or other jurisdiction of	(IRS Employer

incorporation or organization)	Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL (Address of Principal Office)	33701 (Zip Code)

(727) 823-7300
(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices, was approximately $128,650,000, on February 29, 2000. As of that date, there were 10,555,889 shares of the Registrant’s Common Stock, par value $2.00 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Parts I, II, III, and IV of this report.

PART I
Item 1. BUSINESS
Background and Prior Operating History
Business of Republic Bancshares, Inc.
Sources of Funds
Lending Activities
Credit Administration
Asset Quality
Troubled Debt Restructurings
Investment Activities
Employees
Market Area
Market Risk
Supervision and Regulation
Effects of Inflation
Year 2000 Transition
Changes in Accounting Standards
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Years Ended December 31, 1999 and 1998
Years Ended December 31, 1998 and 1997
Asset/Liability Management and Liquidity
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

PART I

Item 1. BUSINESS

Background and Prior Operating History	1

Business of Republic Bancshares, Inc.	3

Sources of Funds	4

Lending Activities	5

Credit Administration	6

Asset Quality	7

Troubled Debt Restructurings	11

Investment Activities	11

Employees	11

Market Area	11

Market Risk	12

Supervision and Regulation	14

Effects of Inflation	20

Year 2000 Transition	20

Changes in Accounting Standards	20

Item 2. PROPERTIES	21

Item 3. LEGAL PROCEEDINGS	29

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	29

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS	29

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA	30

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 1998	32

Years Ended December 31, 1998 and 1997	38

Asset/Liability Management and Liquidity	45

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	49

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE	49

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50

Item 11. EXECUTIVE COMPENSATION	51

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	51

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	51

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

REPORTS ON FORM 8-K	51

PART I

Item 1. BUSINESS

Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 as amended. We conduct business mainly through our banking subsidiary, Republic Bank (the “Bank”), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida. We provide a broad range of traditional commercial banking services, emphasizing commercial real estate and business lending. Previously, mortgage banking activities comprised a significant portion of our business, but at the end of 1998 we significantly reduced the size and scope of our mortgage banking operations. Based on the most recent available data, we are the third largest independent commercial bank holding company headquartered in Florida. At December 31, 1999, our branch network consisted of 81 branches throughout Florida and the Company’s consolidated assets totaled $2.6 billion, portfolio loans totaled $1.9 billion, deposits totaled $2.3 billion and stockholders’ equity was $170.2 million. The Bank’s activities are regulated by the Florida Department of Banking and Finance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).

Background and Prior Operating History

In May 1993, the Company underwent a change of control. More than 99.0% of the outstanding common stock was acquired by William R. Hough and John W. Sapanski, both directors of the Company. Afterward a program was implemented to expand our branches and lines of business. In December 1993 the first of these expansions was completed through our acquisition of 12 branches from Crossland Savings, F.S.B., a federal stock savings bank. We assumed deposit liabilities of $327.7 million, purchased loans secured by real estate and purchased foreclosed properties amounting to $201.6 million. During the latter part of 1994 and throughout 1995, we continued this strategy by increasing our retail banking presence on the west coast of Florida. We opened 13 new branches, increasing our market presence in existing counties and expanding into Pasco County. At the same time, we undertook a program of purchasing residential mortgage loans, primarily from the FDIC at substantial discounts from face value, as a means of deploying the excess liquidity from new deposits until internal loan growth was sufficient to absorb the liquidity. We converted to a holding company structure in February 1996.

Also in 1996 residential lending capabilities were expanded by adding loan production offices in Florida, Boston, Massachusetts, and Irvine, California. The residential loan product line was also expanded to include government-insured first mortgage loans and high loan-to-value debt consolidation and home improvement loans secured by junior liens on real estate (“High LTV Loans”). In the fourth quarter of 1996, a wholesale lending operation was added that purchased residential loans from third-party originators for resale. We sold or securitized a substantial portion of the loans that the newly-formed mortgage banking division originated, and the first securitization of High LTV Loans was completed in December 1997.

While building the mortgage banking operation, we also expanded our commercial banking operations. In January 1997, we opened a new branch in Hernando County. In April 1997, we acquired Firstate Financial, F.A., a thrift institution headquartered in Orlando, Florida, for a cash purchase price of $5.5 million. That acquisition increased our presence in central Florida, where we previously operated a commercial loan production facility but had no branches.

In September 1997, we acquired and merged with F.F.O. Financial Group, Inc. (“FFO”), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County, in a stock-for-stock transaction. Mr. Hough was the controlling shareholder of FFO. That merger further increased our presence in central Florida by adding 11 branches in Brevard, Orange and Osceola Counties. At the time of the merger, FFO had total assets of $328.4 million, total loans of $222.4 million and total deposits of $281.3 million.

In June 1998, we acquired three branch offices from BankAmerica (formerly NationsBank, N.A.) and four branch offices of NationsBank’s then-affiliate, Barnett Bank, N.A., all of which were located in Florida, including the branch’s loans and other assets. At acquisition, the seven branches had deposit liabilities of $199.9 million and loans of $114.4 million. On August 20, 1998, we acquired an additional Barnett branch located in Brunswick, Georgia, with the office becoming an interstate branch of the Company’s newly chartered savings bank, Republic Bank, F.S.B. (the “Savings Bank”). At acquisition, the Georgia Branch had deposit liabilities of $16.9 million and loans of $7.5 million. We paid a combined deposit and loan premium of $24.0 million for all of the branches that were acquired.

On August 13, 1998, we purchased a branch office in Deerfield Beach (Broward County), Florida from the Dime Savings Bank, F.S.B. In the transaction, the Company acquired $61,000 of loans, $100,000 of personal property and equipment located at the branch and assumed $206.7 million of deposits. The purchase price for this branch was $9.8 million.

On November 5, 1998, we acquired and merged with Bankers Savings Bank, F.S.B., Coral Gables, Florida, in a stock-for-stock transaction. At the date of acquisition, Bankers Savings Bank, which operated two branches in Dade County, had total assets of $70.0 million, total loans of $46.2 million and total deposits of $61.1 million.

On the same date, we also acquired Lochaven Federal Savings and Loan Association, a one branch, federally chartered thrift in Orlando, Florida in a stock-for-stock acquisition. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million and total deposits of $54.0 million.

In the fourth quarter of 1998 we significantly reduced the size and scope of our mortgage banking activities due to turmoil in the financial markets, particularly the High LTV and nonconforming mortgage loan segments, and reduced liquidity levels in the High LTV Loan sector of the asset-backed securities markets. During the latter part of November 1998, the Company’s normal conduits for sale and/or securitization of High LTV Loans and nonconforming first mortgage loans suddenly became unavailable due to those liquidity problems. Rather than dispose of High LTV Loans and nonconforming mortgages we had originated at distressed prices resulting from the illiquid market, we elected to hold those loans in our portfolio. We also ceased originating High LTV Loans and virtually eliminated origination of nonconforming first mortgage loans. We closed out-of-state loan production offices and ceased all telemarketing efforts that were the source of the majority of the loan originations by our mortgage banking unit. At year-end 1998, we recorded a restructuring charge of $6.7 million, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated, and an $818,000 charge for legal and other costs not includable as part of the restructuring charge.

During 1998, we entered into a series of purchase, lease assumption and sublease agreements with BankAmerica under which we purchased three former NationsBank branch offices and leased 22 former branches of NationsBank and Barnett Bank that had been closed in connection with the merger of NationsBank and Barnett. These branch office sites are located throughout the State of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Dade, Marion, Palm Beach, Pinellas and Volusia Counties. We paid BankAmerica $3.8 million for the three purchased offices and, in addition to assuming the lease obligations, paid approximately $3.0 million (for furniture, fixtures and equipment and certain real estate and as a premium) in connection with the lease assumption transactions. We had opened three of these branch offices by the end of 1998. During 1999 we opened the remaining branch offices, continuing the expansion of our commercial banking activities while continuing to shrink residential mortgage lending efforts.

On September 10, 1999, we sold the Brunswick, Georgia office of the Savings Bank to Sapelo National Bank (“Sapelo”) for a gain of $1.1 million. In the transaction, Sapelo acquired all of the deposits and fixed assets associated with the Brunswick office. Simultaneously with the branch sale, the Savings Bank sold its loan portfolio to the Bank and was dissolved.

Subsequent Events

Appointment of Chief Executive Officer

On March 8, 2000, the board of directors of the Company and the Bank announced the appointment of Mr. William R. Klich as President and Chief Executive Officer of the Company and the Bank, effective March 15, 2000. Mr. Klich, 55, has 30 years of banking experience and was the chief executive for Coast Bank, F.S.B., located in Sarasota, Florida, from 1990-1993. After Coast Bank was acquired by SunTrust Banks in mid-1993, Mr. Klich remained with SunTrust Bank, Gulf Coast, as its Corporate Banking Executive. In early 1996 he was promoted to his current position as Chairman and Chief Executive Officer of the $2.4 billion SunTrust Bank, Gulf Coast, serving Manatee, Sarasota and Charlotte Counties.

Mr. Klich will be appointed to the Bank’s board of directors effective March 15, 2000, and is expected to become a member of the Company’s board of directors at its annual stockholders meeting in April 2000. Messrs. William R. Hough and Alfred T. May will continue to serve as Chairman of the Company’s board of directors and as Chairman of the Bank’s board of directors, respectively.

Mortgage Warehouse Lending

In another matter, on March 8, 2000, the Company announced that in recent weeks operational deficiencies in its warehouse lending department, which makes loans to mortgage originators secured by an inventory of loans held for sale, had come to its attention. Management is instituting workout plans for several borrowers that may include an amended repayment schedule, substitute collateral, additional collateral or a combination thereof. Based on information the Company has at this time, it is uncertain as to whether it will incur any losses on its warehouse loans or, if so, the extent of any losses that may be incurred. At this time, management believes that its allowance for loan losses at December 31, 1999 was adequate.

Business of Republic Bancshares, Inc.

Our principal business strategies now include:

•	continuing to expand our commercial real estate lending

•	expanding business lending, including introducing a small business lending program

•	increasing consumer lending through our branch system with an emphasis on home equity lending

•	increasing market share of deposits through internal growth

•	emphasizing commercial and retail checking relationships

•	increasing our range of commercial banking and retail-oriented products and services

While pursuing these strategies, management remains committed to improving asset quality, managing interest rate risk and enhancing profitability.

Sources of Funds

Our primary source of funds for lending, investment, and other general business purposes are deposit accounts. In addition to deposits, another principal source of funds are loan repayments. The Bank’s mortgage portfolio contains a significant amount of seasoned loans that are anticipated to repay rapidly during the next few years. If necessary, additional funding is available by borrowing from the FHLB, which has been granted a blanket lien on our residential loan portfolio as collateral. We do not foresee needing to rely on brokered deposits. To the extent that short-term financing is required, we intend to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Asset/Liability Management.”

We offer a full range of deposit services, including checking and other transaction accounts, savings accounts, and time deposits. At December 31, 1999, we had no brokered deposits and time deposits in amounts of $100,000 or more constituted 11.08% of total deposits.

The following table shows the principal types of deposit accounts we offer and the aggregate amounts of those accounts at December 31, 1999 ($ in thousands):

	Weighted
	Average		Percent of
	Interest Rate	Amount	Total Deposits

Noninterest bearing	0.00%	$127,619	5.6%

Interest checking	.75	187,463	8.2

Passbook gold	4.14	248,974	10.9

Regular savings	1.60	61,022	2.7

Money market	3.17	45,697	2.0

Money market gold	4.12	165,861	7.3

Total liquid accounts	2.51	836,636	36.7

Time deposits with original maturities of:

One year or less	5.12	385,070	16.9

Over 1 year through 5 years	5.46	1,061,103	46.4

Total time deposits (1)	5.37	1,446,173	63.3

Total deposits	4.32%	$2,282,809	100.0%

(1)	Includes time deposits in amounts of $100,000 or more of $253.0 million.

At December 31, 1999, scheduled maturities of total time deposits were as follows ($ in thousands):

Year ended		Percent of
December 31,	Amount	Total Time Deposits

2000	$1,042,187	72.06%

2001	255,069	17.64

2002	42,874	2.96

2003	46,646	3.23

2004	57,395	3.97

Thereafter	2,002	.14

Total time deposits	$1,446,173	100.0%

Lending Activities

We originate a full range of traditional lending products for our portfolio. In recent years origination of High LTV Loans comprised a major part of our lending efforts, but we discontinued originating that product in the first quarter of 1999. Additionally, we closed the out-of-state lending offices that were part of the now-discontinued mortgage banking operations.

During 1999 and in the future, we will continue to take advantage of our expertise in commercial real estate and multifamily residential lending. Our new business initiatives will be directed toward increasing consumer and business loans, with residential lending comprising a lesser part of our lending activities. In 1999, we introduced a small business loan production program targeted at businesses with gross sales under $5 million.

For 1999, loan originations from all product types totaled $626.2 million. Of this amount, originations of commercial real estate and commercial (business) loans totaled $365.1 million, consumer loan originations (primarily home equity loans) totaled $96.8 million and residential loan originations were $164.3 million.

The following tables show information concerning our loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated ($ in thousands):

Based on total dollars:	At December 31,

	1999	1998	1997	1996	1995

Real estate mortgage loans:

One-to-four family residential	$721,159	$738,489	$686,661	$532,692	$512,751

Multifamily residential	80,212	92,209	84,863	89,129	94,242

Nonconforming mortgages	79,562	72,980	—	—	—

Warehouse lines of credit	96,873	132,973	—	—	—

High LTV Loans	96,758	116,764	—	—	—

Commercial real estate	416,827	379,797	278,951	234,043	184,050

Construction/land development	165,649	130,415	51,511	32,245	26,268

Home equity loans	118,737	104,803	47,365	15,014	7,939

Total real estate mortgage loans	1,775,777	1,768,430	1,149,351	903,123	825,250

Commercial (business) loans	90,378	84,002	39,119	40,747	36,272

Consumer loans and other loans	23,737	43,857	27,430	32,352	24,320

Total portfolio loans	1,889,892	1,896,289	1,215,900	976,222	885,842

Allowance for loan losses	(28,177)	(28,077)	(22,023)	(19,774)	(21,097)

Portfolio loans, net of allowance	1,861,715	1,868,212	1,193,877	956,448	864,745

Loans held for sale:

Residential first mortgage loans		184,176	141,556	92,838	84,311

High LTV Loans	—	—	45,670	5,511	—

Loans held for sale	—	184,176	187,226	98,349	84,311

Total loans	$1,861,715	$2,052,388	$1,381,103	$1,054,797	$949,056

Based on percent of portfolio:	December 31,

	1999	1998	1997	1996	1995

Real estate mortgage loans:

One-to-four family residential	38.16%	38.94%	56.47%	54.57%	57.88%

Multifamily residential	4.24	4.86	6.98	9.13	10.64

Nonconforming mortgages	4.21	3.85	—	—	—

Warehouse lines of credit	5.13	7.01	—	—	—

High LTV Loans	5.12	6.16	—	—	—

Commercial real estate	22.06	20.03	22.94	23.97	20.78

Construction/land development	8.76	6.88	4.24	3.30	2.97

Home equity loans	6.28	5.53	3.90	1.54	0.89

Total real estate mortgage loans	93.96	93.26	94.53	92.51	93.16

Commercial (business) loans	4.78	4.43	3.22	4.17	4.10

Consumer loans and other loans	1.26	2.31	2.25	3.32	2.74

Total portfolio loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturities of our real estate and commercial loans at December 31, 1999 and 1998. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This table also shows the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics ($ in thousands):

	December 31, 1999		December 31, 1998

Type of loan:	Real Estate	Commercial	Real Estate	Commercial

Amounts due:

One year or less	$393,953	$40,651	$361,236	$13,369

After one through five years	339,331	33,167	296,670	55,375

More than five years	1,042,493	16,560	1,110,524	15,258

Total	$1,775,777	$90,378	$1,768,430	$84,002

Interest rate terms on amounts due after one year:

Adjustable	$668,549	$27,804	$688,040	$51,229

Fixed	713,275	21,923	719,154	19,404

Total	$1,381,824	$49,727	$1,407,194	$70,633

Credit Administration

Our loan approval process provides for various levels of lending authority to loan officers, the Officers’ Loan Committee, the Chairman, and the Chief Executive Officer. In addition, loans in excess of $3.0 million require the approval of the Board of Directors’ Loan Committee or a majority of the full Board prior to funding. Loan purchases are made subject to the same underwriting standards as loan originations. To achieve consistency in underwriting policies and procedures, we have centralized the supervision of our loan approval process and all credit decision functions.

Our real estate lending consists of extensions of credit secured by real estate mortgages and loans made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property. Using applicable regulatory guidelines as our basis, we have adopted comprehensive written real estate lending policies that we believe are consistent with safe and sound banking practices. These lending policies reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking agencies in December 1992, which set forth applicable standards for real estate lending.

Our lending policy addresses certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. Our policy, subject to certain approval exceptions, establishes, among other things, the following LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and non-residential) (80%) and improved property (85%). For portfolio purposes, loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. The Board of Directors reviews and approves the Company’s lending policies at least annually.

Our commercial (business) lending is based on a strategy of extending credit to the Florida business community, with commercial loans being made to corporate and commercial businesses and to borrowers with satisfactory cash flows.

We manage our loan portfolio on an ongoing basis following written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. We undertake regular portfolio reviews to estimate loss exposure and determine compliance with policies (see — “Asset Quality”).

Asset Quality

Allowance/Provision for Loan Losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probable losses inherent in the loan portfolio based on historical data for the Company and the current status of the loan portfolio. However, there may be additional risks of losses in the future, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as available information about conditions affecting individual borrowers, our estimate of the allowance needed is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.

We conduct an ongoing evaluation and grading of the loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the estimation of the overall allowance necessary based on historical experience. The Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans, that have been identified for potential credit quality problems. The Loan Review Department reports its findings to the Directors’ Audit Committee to ensure independence of the loan grading function.

We believe that our loan loss allowance policy is consistent with policies established by federal and state regulatory agencies and that the level of our allowance is appropriate in light of our historical loss experience. Provisions for loan losses charged to expense during each period are made based on our estimation of the adequacy of the allowance when compared to the inherent risk of the existing portfolio. As part of the risk assessment for certain loans purchased from 1993 through 1997, we allocated a portion of the discount on such loan purchases to the allowance in amounts which are consistent with our loan loss allowance policy guidelines. Amounts resulting from discount allocation to the allowance related to specific pools of purchased loans are available to absorb potential losses only on those purchased loans and are not available to cover losses on other loans. At December 31, 1999, $1.6 million of the loan loss allowance resulted from allocations of loan discount with the $26.6 million remainder resulting from provisions to the allowance. At December 31, 1999, the amount of unearned discount on purchased loans, which had not been allocated to the allowance, totaled $3.4 million.

Loan loss allowance activity during 1999 included $9.6 million of loan charge-offs (net of recoveries), $470,000 reallocated from the allowance to loan discounts and a $9.9 million provision for loan losses. Activity during 1998 included a $14.3 million provision for loan losses, loan charge-offs (net of recoveries) of $3.9 million and $4.3 million reallocated from the allowance to loan discounts as a result of lower-than-expected charge-offs in these portfolios.

The following table shows information concerning the activity in the allowance for loan losses during the periods indicated ($ in thousands):

	Years Ended December 31,

	1999	1998	1997	1996	1995

Allowance at beginning of period:	$28,077	$22,023	$19,774	$21,097	$16,322

Allowance from Firstate Acquisition	—	—	132	—	—

Loan discount (net) allocated to/(from) the allowance for:

Loans purchased from Crossland	(55)	(805)	—	—	—

Loans purchased in 1994	—	(689)	—	(202)	—

Loans purchased in 1995	(215)	(2,605)	(773)	(1,541)	7,658

Loans purchased in 1996	—	—	—	11	—

Loans purchased in 1997	75	(204)	812	—	—

Total loan discount allocated to/(from) the allowance	(195)	(4,303)	39	(1,732)	7,658

Charge-offs:

Residential loans (1-4 family)	(2,980)	(1,481)	(974)	(1,934)	(553)

Commercial real estate/ multi-family	(838)	(266)	(15)	(170)	(4,054)

Commercial (business)	(353)	(1,450)	(125)	(249)	(1,000)

High LTV	(5,357)	—	—	—	—

Home Equity	(730)	—	—	—	—

Consumer and other loans	(865)	(1,197)	(288)	(292)	(207)

Total charge-offs	(11,123)	(4,394)	(1,402)	(2,645)	(5,814)

Recoveries:

Residential loans (1-4 family)	695	112	3	31	65

Commercial real estate/ multi-family	18	183	54	35	379

Commercial loans (business)	184	48	152	168	53

High LTV	301	—	—	—	—

Home equity	52	—	—	—	—

Consumer and other loans	245	147	24	62	10

Total recoveries	1,495	490	233	296	507

Net charge-offs	(9,628)	(3,904)	(1,169)	(2,349)	(5,307)

Provisions for loan losses	9,923	14,261	3,247	2,758	2,424

Allowance at end of period	$28,177	$28,077	$22,023	$19,774	$21,097

Charges to allocated loan discount	.05%	0.03%	0.04%	0.15%	0.09%

Other net charge-offs	.45	0.19	0.06	0.10	0.54

Total net charge-offs to average loans	.50%	0.22%	0.10%	0.25%	0.63%

The following table shows the allocation of the allowance based on certain subjective estimates and the percent of the loan portfolio for each category presented. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The allocation of the allowance may change from year to year should we determine that the risk characteristics of the loan portfolio and off-balance sheet commitments have changed.

	1999		1998

		Percent of		Percent of
Allowance Allocation	Amount	Portfolio	Amount	Portfolio

		($ in thousands)
Performing/not classified:

Residential loans:

March 1995 Purchase	$44	1.2%	$49	1.2%

All other residential	1,884	56.6	1,976	55.5

Debt consolidation & subprime loans	5,681	7.3	4,621	8.4

Commercial (business)	877	4.0	830	4.0

Commercial real estate	5,504	19.2	3,602	19.2

Consumer & other	1,737	7.9	1,995	7.9

Subtotal	15,727	96.2	13,073	96.2

Nonperforming/classified:

Special mention	1,001	1.4	587	1.4

Substandard & nonperforming	5,096	2.3	7,272	2.3

Doubtful	1,427	.1	871	.1

Loss	—	—	—	—

Subtotal	7,524	3.8	8,730	3.8

Unfunded portion of closed loans	1,356	—	1,553	—

Unallocated	3,570	—	4,721	—

Total	$28,177	100.0%	$28,077	100.0%

Nonperforming Assets

Nonperforming assets include:

•	loans which are 90 days or more past due and have been placed into non-accrual status;

•	accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection;

•	restructured loans that have not yet demonstrated a sufficient payment history to warrant return to performing status and therefore, are not accruing interest;

•	Other Real Estate (“ORE”) (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure) and other assets acquired in satisfaction of a loan.

All delinquent loans are reviewed on a regular basis and are placed on non-accrual status when, in our opinion, the possibility of collecting additional interest is deemed insufficient to warrant further accrual. As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

Loans classified as non-accrual totaled $25.0 million at December 31, 1999, compared with $35.6 million at December 31, 1998, a decrease of $10.6 million. Nonperforming one-to-four family residential loans at year-end 1999 decreased $5.1 million and commercial real estate and multifamily loans decreased $8.1 million, while nonperforming commercial (business) loans declined $515,000. At December 31, 1999 and 1998, we had non-performing assets (including loans classified as non-accrual) of $31.2 million or 1.22% of total assets and $42.8 million or 1.71% of total assets, respectively. Accruing loans, which were 90 days past due amounted to $171,000 at December 31, 1999 and $1.2 million at December 31, 1998, and primarily consisted of loans in process of renewal. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Balance Sheets at December 31, 1999 and 1998.”)

The following table shows information regarding the components of nonperforming assets at the dates indicated ($ in thousands):

	At December 31,

	1999	1998	1997	1996	1995

Non-accrual loans:

Residential loans (1-4 family)	$14,510	$19,579	$17,101	$12,495	$13,394

High LTV Loans	474	—	—	—	—

Nonconforming mortgages	4,973	3,369	—	—	—

Multi-family residential	—	183	194	55	129

Commercial real estate	3,252	9,888	9,121	8,140	4,119

Commercial (business)	797	1,312	2,031	1,604	1,059

Home equity and consumer	973	1,261	638	164	495

Total non-accrual loans	24,979	35,592	29,085	22,458	19,196

Other nonperforming receivables	736	1,010	1,319	—	—

ORE acquired through foreclosure	5,332	4,951	8,191	9,477	13,465

Accruing loans 90 days past due	171	1,232	196	113	1,876

Nonperforming assets	$31,218	$42,785	$38,791	$32,048	$34,537

Nonperforming loans to loans	1.33%	1.94%	2.41%	2.31%	2.38%

Nonperforming assets to total assets	1.22%	1.71%	2.31%	2.35%	2.78%

Other Real Estate Acquired Through Foreclosure

All ORE assets are recorded at the lower of cost or estimated fair market value less selling costs based on appraisal information that is updated when a property is taken into ORE and, thereafter, when determined appropriate by management but no less than annually.

The following table shows information regarding ORE balances, net of allowances, as of the dates indicated ($ in thousands):

	At December 31,

	1999	1998	1997	1996	1995

Residential houses	$3,245	$2,258	$2,613	$3,442	$1,779

Vacant undeveloped residential land	—	6	1,145	1,334	1,755

Vacant developed residential lots	192	785	254	260	265

Vacant commercial undeveloped land	256	640	855	821	1,357

Commercial land developed for sale	—	890	2,835	3,450	4,823

Income-producing commercial buildings	1,190	310	427	12	2,801

Vacant commercial buildings	449	62	62	—	685

Total ORE	$5,332	$4,951	$8,191	$9,319	$13,465

ORE to total assets	0.21%	0.20%	0.49%	0.69%	1.08%

Troubled Debt Restructurings

In a troubled debt restructuring (“TDR”), the creditor allows the debtor certain concessions that would not normally be allowed, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. At December 31, 1999 and 1998, the loan portfolio included TDR’s amounting to $1.2 million and $411,000, respectively. All restructured loans, as of December 31, 1999 and 1998, were performing loans.

Investment Activities

Florida statutes require that a specified minimum amount of liquid assets be maintained based primarily on the level of deposits. At December 31, 1999, the amount of liquid assets maintained exceeded the regulatory minimum.

Employees

At December 31, 1999, we had 1,000 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement.

Market Area

As of December 31, 1999, we operated 81 full-service branches throughout Florida. As a multi-branch institution, our market area encompasses all of the counties in which we operate.

Most of our branches are in Metropolitan Statistical Areas (“MSA”). A MSA is defined by the U.S. Census Bureau as a geographic area with a significant population nucleus, along with any adjacent communities that have a high degree of economic and social integration with the nucleus. More than half of our branches are in the two MSA’s which anchor the west coast of Florida: (1) Tampa-St. Petersburg-Clearwater, which includes Hillsborough, Hernando, Pasco and Pinellas Counties; and (2) Sarasota-Bradenton, comprised of Manatee and Sarasota Counties. As of January 1999, the latest date estimates were available, the Tampa-St. Petersburg MSA had a population of 2.3 million and the Sarasota-Bradenton MSA had a population of 571,000. Together, the two MSA’s had a combined population of 2.9 million residents, which would rank approximately 12th in the United States. Light industry and service businesses, a large and growing segment of retirees support the economic base of the MSA’s in which we have branches, and by tourism, which is highly seasonal.

Florida is a highly competitive state for financial services of all kinds. Competition for deposits also exists from money market funds and credit unions. Consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions.

We ranked 12th among holding companies and 15th among all depository institutions in the state of Florida in terms of deposits held as of June 30, 1999, the latest date for which data is available. As the following table indicates, market share ranges from 11.62% in Osceola County to .03% in Hillsborough County.

Branch Deposits in Florida by County
($ in thousands)

	At December 31, 1999,		As of June 30, 1999

	Number of	Amount	Amount	Florida	Market
	Branch Offices	By Branch	By Branch	Total	Share

Brevard	5	$177,412	$177,030	$4,046,678	4.37%

Broward	9	271,873	263,630	21,310,737	1.24

Collier	1	6,778	5,732	4,057,389	.14

Columbia	1	31,433	27,426	375,994	7.29

Dade	5	48,910	46,510	37,477,153	.12

Hernando	1	26,426	25,861	1,698,448	1.52

Hillsborough	2	6,632	2,748	8,907,762	.03

Lee	1	2,751	2,019	5,240,035	.04

Manatee	7	201,543	201,383	2,680,536	7.51

Marion	4	64,667	52,554	2,471,536	2.13

Monroe	3	85,519	90,367	1,262,096	7.16

Palm Beach	3	32,693	17,724	19,394,230	.09

Pasco	3	93,125	93,335	3,732,275	2.50

Pinellas	23	862,459	875,052	13,137,180	6.66

Osceola	5	125,815	128,242	1,103,384	11.62

Orange	3	75,370	83,861	8,395,324	1.00

Sarasota	2	86,521	86,372	6,363,661	1.36

Seminole	1	38,046	39,891	2,824,670	1.41

Suwannee	1	29,866	28,635	281,705	10.16

Volusia	1	14,970	10,604	5,688,990	.19

Total	81	$2,282,809	$2,258,976	$150,449,783	1.50%

Market Risk

The market risk inherent in market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures, which delegate to the Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities include a subordinate tranche from a 1998 securitization of High LTV Loans, the resulting residual interest in cash flows from that securitization, from a securitization completed in 1997, and the excess spread on interest only-strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under “Gain on securities, net”. Securities held to maturity are carried at amortized cost.

For a description of the key assumptions used by us to measure market risk, see the discussion on interest sensitivity analysis under the caption “Asset/Liability Management.”

The table below shows principal amounts and related average interest rates, by year of maturity or repricing, for market sensitive instruments as of December 31, 1999 ($ in thousands).

Assets	2000	2001	2002	2003	2004	Thereafter	Total

Interest bearing deposits in banks	$3,758	$—	$—	$—	$—	$—	$3,758

	4.37%	—	—	—	—	—	4.37%

Federal funds sold	27,060	—	—	—	—	—	27,060

	4.71%	—	—	—	—	—	4.71%

Commercial paper	39,888	—	—	—	—	—	39,888

	5.95%	—	—	—	—	—	5.95%

U.S. treasuries and government agencies	16,978	—	—	—	—	4,840	21,818

	4.76%	—	—	—	—	6.80%	5.21%

Revenue bond	—	900	—	—	—	2,837	3,737

	—	8.60%	—	—	—	6.13%	6.73%

Mortgage-backed Securities — fixed	26,618	20,649	20,725	18,994	17,402	143,835	248,223

	6.33%	6.33%	6.33%	6.33%	6.33%	6.33%	6.33%

Mortgage-backed Securities — variable	100,113	—	—	—	—	—	100,113

	6.05%	—	—	—	—	—	6.05%

Residual trading securities	4,894	5,438	8,247	8,988	3,071	8,591	39,229

	—	—	1.91%	2.37%	5.75%	7.24%	2.98%

FHLB stock	13,816	—	—	—	—	—	13,816

	7.75%	—	—	—	—	—	7.75%

Loans portfolio — fixed	327,676	117,118	94,549	87,898	73,211	298,990	999,442

	8.88%	8.88%	8.93%	8.79%	8.85%	8.68%	8.81%

Loans portfolio — variable	648,757	41,028	39,182	37,692	82,826	40,965	890,450

	8.33%	8.43%	8.59%	8.35%	8.22%	10.73%	8.45%

Mortgage servicing Rights	2,750	2,420	2,130	1,875	1,650	9,856	20,681

Liabilities

Deposits	1,330,976	323,840	133,859	138,349	223,510	132,275	2,282,809

	4.90%	5.00%	3.90%	3.94%	2.79%	.11%	4.31%

Securities sold under agreements to repurch.	37,241	—	—	—	—	—	37,241

	4.96%	—	—	—	—	—	4.96%

FHLB advances	769	—	—	—	—	—	769

	7.50%	—	—	—	—	—	7.50%

Holding company senior debt	9,167	—	—	—	—	—	9,167

	7.27%	—	—	—	—	—	7.27%

Convertible debentures	—	—	—	—	—	14,684	14,684

	—	—	—	—	—	7.23%	7.23%

Subordinated debt	—	—	—	—	—	2,750	2,750

	—	—	—	—	—	9.50%	9.50%

Supervision and Regulation

We are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination of the Company by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders.

Regulation of the Company

We are a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to the applicable provisions of the BHC Act and the supervision, examination, and regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (3) it may merge or consolidate with any other bank holding company. Similar federal statues require bank holding companies and other companies to obtain the prior approval of the OTS before acquiring ownership or control of a savings association.

The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the communities to be served. Considerations of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act of 1977 (the “CRA”).

The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”), authorizes any bank holding company located in Florida to acquire a bank located in any other state, and any bank holding company located outside Florida may lawfully acquire any Florida-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states, unless a state has “opted out” of the interstate branching provisions of the Interstate Banking Act prior to June 1, 1997. Neither Florida nor any other state in the southeastern United States has “opted out.” Accordingly, we would have the ability to acquire a bank in a state in the Southeast and consolidate the newly acquired bank and the Bank into a single bank with interstate branches.

The BHC Act, as currently in effect, generally prohibits us from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal reserve has determined that, as a general matter, bank holding companies and their non-bank subsidiaries may engage in the following list of activities:

•	operating a thrift subsidiary

•	factoring accounts receivable

•	acquiring or servicing loans

•	leasing personal property

•	conducting discount securities brokerage activities

•	performing certain data processing services

•	acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions

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

Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength and support to their subsidiary banks. This support may be required at times when, absent such Federal Reserve policy, the holding company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any bank subsidiary are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the “Act”), a piece sweeping of financial services reform legislation that for the first time will permit commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will greatly expand the range of activities in which bank affiliates and subsidiaries may engage. The Act repeals key provisions of the Glass-Steagall Act of 1933 that have heretofore prohibited banks from affiliating with entities engaged principally in securities underwriting activities and overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

The Act amends the BHC Act to authorize new “financial holding companies” (the “FHCs”). Under the FHC provisions of the Act, a BHC can qualify to become an FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a Community Reinvestment Act (“CRA”) rating of “satisfactory” or better. Once a BHC becomes and FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are “financial in nature” or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the Act, the Federal Reserve will act as the “umbrella regulator” for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

The Act also gives banks the option of conducting certain newly-permitted financial activities in a subsidiary rather than using a FHC. Banks that satisfy the well capitalized, well managed and CRA requirements applicable to FHCs will be able to establish “financial subsidiaries” that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries are prohibited from engaging are insurance underwriting, real estate development and, at least for the next five years, merchant banking.

Regulation of the Bank

The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. The FDIC serves as its primary federal regulator and the administrator of the fund that insures the Bank’s deposits. The Department and the FDIC conduct regular examinations, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of operations. In addition to these regular examinations, the Bank must furnish to the FDIC quarterly reports containing detailed financial statements and schedules.

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

The Bank is subject to the provisions of the CRA. Under the CRA, the Bank has a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low and moderate-income individuals and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC) in connection with their regular examinations, to assess a financial institution’s record in meeting the credit needs of the community serviced by it, including low- and moderate-income neighborhoods. A federal banking agency’s assessment of a financial institution’s CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where the Company applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank. The Bank received a “Satisfactory” CRA rating in its most recent examination.

In April 1995, the federal banking agencies substantially revised their CRA regulations. Among other things, the amended CRA regulations, which became fully effective in 1997, substitute for the prior process-based assessment factors a new evaluation system that will rate an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans in its service areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects; and (3) a service test, to evaluate the institution’s delivery of services through its branches and other offices. The amended CRA regulations also clarify how an institution’s CRA performance will be considered in the application process.

Deposit Insurance

The Bank is subject to FDIC deposit insurance assessments. The Bank is subject to a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., “well capitalized” and “healthy”) are less than assessment rates on deposits for an institution in the lowest category (i.e., “undercapitalized” and “substantial supervisory concern”).

The Bank, as a state-chartered commercial bank, is a member of the Bank Insurance Fund (“BIF”). However as part of the Crossland Purchase and Assumption, the Bank acquired $327.7 million in deposits insured by the Savings Association Insurance Fund (the “SAIF”) and thereby became a so-called “Oakar Bank”. Based on the Crossland Purchase and Assumption and the Firstate acquisition, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of December 31, 1999, the most recent measurement date for assessment purposes, approximately 70.7% of the Bank’s deposits was treated as SAIF-insured deposits, with the remaining 29.3% of deposits being assessed at the BIF rate.

Prior to enactment of the Deposit Insurance Funds Act of 1996 (the “Funds Act”), only assessments were available to pay interest on the so-called “FICO Bonds”, which were issued by the Financing Corporation (the “FICO”) in the late 1980’s to fund the resolution of troubled thrifts. The Funds Act shifted a portion of the FICO funding obligations to the BIF member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits is required by the statute to be one-fifth of the SAIF rate. During 1999 the FICO assessment rate for BIF-assessable deposits was 0.013 percent (or 1.3 basis points) and the FICO assessment rate for SAIF-assessable deposits was 0.0648 percent or (6.48 basis points). Beginning January 1, 2000, the FDIC has equalized the FICO assessment rates for members of both insurance funds at 0.0212 percent. In 1999, the Bank’s total FICO payment obligation was $1.3 million, $1.2 million of which was attributable to the Bank’s SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank). The minimum capital requirements applicable to the Company and the Bank are essentially the same. As of December 31, 1999, the Company and the Bank were considered “well capitalized” for purposes of the agency’s prompt corrective action guidelines.

For additional information regarding capital requirements applicable to the Bank and its compliance with such requirements, see “Note 16 of the Company’s Consolidated Financial Statement.”

Payment of Dividends

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net profits for that year and its retained net profits for the preceding two years. For the years ended December 31, 1997, 1998 and 1999, the aggregate net income of the Bank was $13.9 million while dividends paid to the Company by the Bank for the same period totaled $11.5 million. The aggregate retained net income for 1998 and 1999 was a $6.8 million deficit. Therefore, the Bank will be required to obtain approval for dividend payments in the year 2000 until retained net income exceeds the $6.8 million deficit.

Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulation may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become “undercapitalized” or if it already is “undercapitalized”.

Federal Reserve System

The Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations, effective November 30, 1999, generally require that reserves be maintained against aggregate transaction accounts as follows: (1) for accounts aggregating $44.3 million or less (as of January 1, 2000, subject to adjustment by the Federal Reserve) the reserve requirement is 3.0%; and (2) for accounts greater than $44.3 million, the reserve requirement is $1.3 million plus 10.0% (subject to adjustment by the Federal Reserve between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $46.5 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest earning assets. FHLB system members also are authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve regulations require institutions to exhaust all Federal Home Loan Bank sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

The FHLB system, which consists of 12 regional Federal Home Loan Banks is governed and regulated by the Federal Housing Finance Board (the “FHFB”). The Federal Home Loan Banks provide a central credit facility for member institutions. As a member of the FHLB, we are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of one percent of the aggregate principal amount of our unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or five percent of our borrowings from the FHLB (including advances and letters of credit issued by the FHLB on our behalf).

The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the Board of Directors of the FHLB. Currently outstanding advances from the FHLB are required to be secured by a member’s shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 1999, we had $769,000 of outstanding advances from the FHLB.

Liquidity

Under Florida banking regulations, we are required to maintain a daily liquidity position equal to at least 15% of our total transaction accounts and eight percent of our total non-transaction accounts, less those deposits of public funds for which security has been pledged as provided by law. We may satisfy our liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, federal funds sold, interest bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the State. The FDIC reviews our liquidity position as part of its examination. Any Florida-chartered commercial bank that fails to comply with its liquidity requirements generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 1999, the net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

Monetary Policy and Economic Controls

The banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment and short and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Effects of Inflation

As a financial institution, the majorities of our assets are monetary in nature and, therefore, differ greatly from those of more industrial or commercial companies that have significant investments in fixed assets. The effects of inflation on the financial condition and results of operations, therefore, are less significant than the effects of changes in interest rates. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of general inflation.

Year 2000 Transition

Many companies, including financial institutions such as us, faced potentially serious risks associated with the inability of existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that could only distinguish the final two digits of the year entered may have read entries for the year 2000 as the year 1900 and computed payment, interest or delinquency based on the wrong date. Our Year 2000 compliance effort was completed during the fall of 1999. We experienced no year 2000 related problems during the transition from 1999 to 2000.

We originally estimated that the operating costs associated with replacing non-compliant hardware and software would be approximately $800,000, and that $600,000 in capital expenditures would be required, the majority of which would be incurred in the normal course of upgrading our computer systems. For the fiscal year ending December 31, 1998, our Year 2000 compliance expenditures had totaled $345,000. As of December 31, 1999, we had additional expenditures of $551,000, for a total of $896,000 on a cumulative basis. Our capital expenditures in 1999 related to Year 2000 compliance were not material because of reduced equipment needs following the reduction in size of mortgage activities.

Changes in Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date of implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. Management does not believe that the adoption of SFAS No. 133 will have a material effect upon the results of operations of the Company.

Item 2. PROPERTIES

At December 31, 1999, we had 81 branch offices, of which 39 were leased and 42 were owned. In addition, we have eight non-branch facilities including three loan production offices, four operation centers and one facility used for warehouse purposes. Six of these are leased and two are owned. Substantially all of our furniture, fixtures and equipment items are owned. The following table shows the name, location and lease expiration date (if applicable) for each facility as of December 31, 1999:

Location	Ownership/Lease Expiration Date

Brevard County:

Causeway Office	Facility owned

450 East Eau Gallie Boulevard

Indian Harbour Beach, Florida 32937

Melbourne Office	Facility owned

1300 Babcock Street

Melbourne, Florida 32901

Melbourne Beach Office	May 1, 2009

401 Ocean Avenue

Melbourne Beach, Florida 32951

Palm Bay Office	May 31, 2004

6000 Babcock Street, SE

Palm Bay, Florida 32909

Sun Tree Office	Facility owned

6430 North Wickham Road

Melbourne, Florida 32940

Broward County:

Century Village Office	June 30, 2000

1886 West Hillsboro Boulevard

Deerfield Beach, Florida 33442

Deerfield Office	April 30, 2003

1327 South Military Trail

Deerfield Beach, Florida 33442

East Oakland Office	January 14, 2004

3101 North Federal Highway

Suite 100

Oakland Park, Florida 33306

Hollywood Mall Office	May 31, 2005

470 Hollywood Mall

Hollywood, Florida 33021

Pembroke Commons Office	February 26, 2001

502 University Drive

Pembroke Pines, Florida 33024

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Pine Island Office	April 30, 2004

300 South Pine Island Road

Plantation, Florida 33324

Port Royale Office	January 31, 2003

6550 North Federal Highway

Ft. Lauderdale, Florida 33308

Shenandoah Office	Facility owned

13636 State Road 84	Ground Lease (May 31, 2009)

Davie, Florida 33325-5303

Weston Office	September 30, 2008

1290 Weston Road

Weston, Florida 33326

Collier County

Naples Fifth Avenue Office	August 11, 2001

691 Fifth Avenue South

Naples, Florida 34102

Columbia County:

Lake City Office	Facility owned

100 North First Street

Lake City, Florida 32055

Dade County:

Airpark Office	October 31, 2009

20 NW 57th Avenue

Miami, Florida 33126

Coral Gables Office	November 5, 2008

2222 Ponce DeLeon Boulevard

Coral Gables, Florida 33134

Doral Office	Facility owned

9785 NW 41st Street

Miami, Florida 33178

South Miami Office	February 28, 2003

8211 South Dixie Highway

Miami, Florida 33143

Town & Country Office	September 30, 2000

11631 North Kendall Drive

Miami, Florida 33176

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Hernando County:

Spring Hill Office	May 21, 2006

5331 Spring Hill Drive

Spring Hill, Florida 34606

Manatee County:

53rd Avenue Office	Facility owned

415 53rd Avenue West

Bradenton, Florida 34207

Bayshore Office	Facility owned

6204 14th Street West

Bradenton, Florida 34207

Downtown Bradenton Office	Facility owned

1301 6th Avenue West

Bradenton, Florida 34205

Ellenton Office	Facility owned

3510 U.S. Highway 301

Ellenton, Florida 34222

Ironwood Office	Facility owned

4302 Cortez Road West

Bradenton, Florida 34210

Mt. Vernon Office	Facility owned

9819 Cortez Road West

Bradenton, Florida 34210

Westside Office	Facility owned

5905 Manatee Avenue West

Bradenton, Florida 34209

Orange County:

Downtown Orlando Office	February 28, 2002

255 South Orange Avenue

Orlando, Florida 32801

North Orange Office	November 30, 2003

2415 North Orange Avenue

Orlando, Florida 32804

Winter Garden Office	Facility owned

232 South Dillard Street

Winter Garden, Florida 34787

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Osceola County:

Bermuda Office	Facility owned

1115 North Bermuda Avenue

Kissimmee, Florida 34741

Broadway Office	Facility owned

200 East Broadway

Kissimmee, Florida 34741

Mill Creek Office	Facility owned

1300 East Vine Street

Kissimmee, Florida 34744

Ninth Street Office	December 31, 2002

1220 Ninth Street

St. Cloud, Florida 34769

Oak Park Office	Facility owned

4291 13th Street

St. Cloud, Florida 34769

Pasco County:

Gulfview Square Mall Office	April 30, 2005

9501 U.S. 19 North

Port Richey, Florida 34668

Holiday Office	December 7, 2004

4649 Sunray Drive

Holiday, Florida 34691

Holiday Drive-up	Facility owned

4649-A Sunray Drive

Holiday, Florida 34691

New Port Richey Office	Facility owned

6500 Massachusetts Avenue

New Port Richey, Florida 34653

Pinellas County:

Belleair Bluffs Office	Facility owned

401 North Indian Rocks Road

Belleair Bluffs, Florida 33770

Caladesi Office	Facility owned

2678 Bayshore Boulevard

Dunedin, Florida 34698

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Corporate Headquarters and Branch	December 13, 2004

111 Second Avenue N.E

St. Petersburg, Florida 33701

Countryside Office	April 30, 2005

28050 U.S. 19 North

Clearwater, Florida 33761

Disston Plaza Office	May 31, 2001

3739 49th Street North

St. Petersburg, Florida 33710

Dunedin Office	Facility owned

1478 Main Street

Dunedin, Florida 34698

East Lake Woodlands	March 31, 2007

3412 East Lake Road

Palm Harbor, Florida 34685

Highland Avenue Office	Facility owned

1831 Highland Avenue North

Clearwater, Florida 33755

ICOT Office	December 31, 2003

5801 Ulmerton Road

Clearwater, Florida 33760

Largo Mall Office	February 28, 2004

10500 Ulmerton Road E, #816

Largo, Florida 33771

Mainlands Office	February 6, 2001

1235 South Missouri Avenue

Clearwater, Florida 33782

Missouri Office	December 31, 2000

1235 South Missouri Avenue

Clearwater, Florida 33756

Northeast Office	Facility owned

250 37th Avenue North

St. Petersburg, Florida 33704

Northwood Office	February 28, 2006

3024 Enterprise Road

Clearwater, Florida 33759

Oldsmar Office	March 31, 2001

3711 Tampa Road, Suite 101

Oldsmar, Florida 34677

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Palm Harbor Office	October 31, 2002

33920 U.S. 19 North

Palm Harbor, Florida 34684

Pinellas Park Office	Facility owned

7600 66th Street North

Pinellas Park, Florida 33781

Pinellas Point Office	October 14, 2006 (Ground lease)

3000 54th Avenue South	Facility owned

St. Petersburg, Florida 33712

St. Petersburg Office	Facility owned

100 34th Street North

St. Petersburg, Florida 33713

Seminole Office	September 30, 2007 (Ground lease)

8000 113th Street North	Facility owned

Seminole, Florida 33772-4801

Sunset Point Office	November 30, 2004

23684 U.S. 19 North

Clearwater, Florida 33765

Tyrone Gardens Operations	Month-to-month lease

1028 58th Street North

St. Petersburg, Florida 33710

Tyrone Office	October 31, 2004

6900 22nd Avenue North

St. Petersburg, Florida 33710

Walsingham Office	Facility owned

14141 Walsingham Road

Largo, Florida 33774

Clearwater Loan Operations Center	June 30, 2006

28051 U.S. 19 North, Suite G

Clearwater, Florida 34621

Sarasota County:

Sarasota Office & Loan Production Office	Facility owned

1100 South Tamiami Trail

Sarasota, Florida 34236

Venice Office	Facility owned

400 Venice By-pass North

Venice, Florida 34292

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Seminole County:

Lake Howell Office	Facility owned

1980 Howell Branch Road

Winter Park, Florida 32792

Suwannee County:

Live Oak Office	Facility owned

535 Ohio Avenue South

Live Oak, Florida 32060

Lee County:

Cape Coral Office	Facility owned

1321 Southeast 47th Terrace

Cape Coral, Florida 33904

Marion County:

Forest Office	Facility owned

15825 East Highway 40

Silver Springs, Florida 34488

Midtown Office	August 31, 2000

One NE First Avenue, Suite 100

Ocala, Florida 34470

Paddock Office	April 17, 2001

3033 SW College Road

Ocala, Florida 34474

Silver Springs Office	Facility owned

5431-A East Silver Springs Boulevard

Silver Springs, Florida 34488

Monroe County:

Key West Office	Facility owned

1010 Kennedy Drive

Key West, Florida 33040

Marathon Office	Facility owned

6090 Overseas Highway

Marathon, Florida 33050

Plantation Key Office	Facility owned

90184 Overseas Highway

Tavernier, Florida 33070

PROPERTIES (cont’d)

Location	Ownership/Lease Expiration Date

Hillsborough County:

South Brandon Office	Facility owned

404 Oakfield Drive

Brandon, Florida 33511

Sun City Office	Facility owned

3880 Sun City Center Boulevard

Ruskin, Florida 33573

Palm Beach County:

Boca Hamptons Office	January 31, 2002

9060 Kimberly Boulevard

Boca Raton, Florida 33434

King’s Point Office	September 30, 2000

6630 West Atlantic Avenue

Delray Beach, Florida 33446

Lake Worth Office	November 30, 2000

7753 Lake Worth Road

Lake Worth, Florida 33467

Volusia County:

Ormond Beach Office	November 1, 2004

193 East Granada Boulevard

Ormond Beach, Florida 32176

Other Florida Facilities:

Warehouse	February 15, 2000

2718 24th Street North

St. Petersburg, Florida 33713

Republic Bank Center Operations	Facility owned

1432 66th Street North

St. Petersburg, Florida 33710

Republic Bank Center Operations Annex	October 31, 2012

1500 66th Street North

St. Petersburg, Florida 33710

Tampa Loan Production Office	December 1, 2000

1411 North Westshore Blvd

Suite 300

Tampa, Florida 33607

Item 3.   LEGAL PROCEEDINGS

In January 1999, we filed a lawsuit against a former vendor that provided printing and direct mailing services for the Company’s mortgage banking operations to invalidate a term contract executed by the former manager of the High LTV Loan origination unit. The vendor had initiated arbitration proceedings against us relating to the same issues. On February 1, 2000, we reached a settlement of this matter wherein we agreed to pay $716,000 to the vendor and the vendor agreed to waive all further claims for contract payments allegedly owed by us. Separately, the former manager of the High LTV Loan origination unit is asserting an unpaid compensation claim against us that we believe is without merit. We intend to defend such action vigorously.

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us that alleges that we had knowledge, prior to acquiring BSB, that we would incur a substantial loss during the fourth quarter of 1998. The claim also alleges breach of contract, fraud and violations of the Florida statutes governing securities transactions. We believe the claim is without merit and intend to defend such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from our Proxy Statement for the 2000 Annual Meeting.

PART II

Item 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our common stock is currently traded on the NASDAQ National Market under the symbol “REPB.” The table below shows, the high, low and closing bid information for the common stock as regularly quoted on the NASDAQ National Market for the periods indicated.

	High	Low	Closing

Quarter ended March 31, 1998	31 3/4	25	29 1/4

Quarter ended June 30, 1998	34 3/4	25 13/16	27 1/8

Quarter ended September 30, 1998	27 1/16	17 3/4	22 1/8

Quarter ended December 31, 1998	21 29/32	13 1/8	13 1/8

Quarter ended March 31, 1999	23 3/16	13 1/4	21 3/8

Quarter ended June 30, 1999	22 1/4	18 3/16	20 1/2

Quarter ended September 30, 1999	19 1/2	14 7/16	14 1/2

Quarter ended December 31, 1999	15 5/8	12 1/4	12 1/2

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily reflect actual transactions.

Stockholders and Dividends

As of December 31, 1999, there were approximately 4,022 beneficial owners of our common stock. As a parent holding company of a Florida-chartered commercial bank, our ability to receive dividends from the

Bank and to pay dividends to our stockholders are subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. At January 1, 2000, the Bank’s dividends paid in 1998 and 1999 exceeded its net profits for those years by $6.8 million. Accordingly, the Bank would not be permitted to pay dividends to us until earnings in 2000 are sufficient to offset this deficit.

Under Federal law, if, in the opinion of the federal banking regulator, a bank or thrift under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such regulator may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, a depository institution may not pay any dividend to its holding company if payment would cause it to become undercapitalized or if it already is undercapitalized. (See Item 1. “Business — Supervision and Regulation — Payment of Dividends.”)

To date, we have paid no dividends on our common stock and have no present plans to do so. The only dividends that we declared in 1999 were quarterly dividends totaling $.88 per share on the 75,000 shares of our noncumulative convertible perpetual preferred stock that are outstanding. (See Note 14, “Stockholders’ Equity”).

Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1995 through 1999, were derived from the audited consolidated financial statements.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information presented elsewhere.

[Balance of page intentionally left blank]

Selected Consolidated Financial and Other Data
($ in thousands, except per share data, financial ratios and other data)

	Years Ended December 31,

OPERATING DATA:	1999	1998	1997	1996	1995

Interest income	$190,763	$172,793	$117,834	$99,058	$88,848

Interest expense	98,380	89,609	60,742	51,245	47,232

Net interest income	92,383	83,184	57,092	47,813	41,616

Loan loss provision	9,923	14,261	3,247	2,758	2,424

Net interest income after loan loss provision	82,460	68,923	53,845	45,055	39,192

Noninterest income	25,832	56,157	29,451	10,531	8,964

Gain on sale of ORE held for investment	—	—	—	1,207	—

General and administrative (“G&A”) expenses	84,430	129,017	65,420	44,788	39,287

Merger/acquisition expenses	—	3,233	1,144	—	—

Restructuring costs	—	6,673	—	—	—

SAIF special assessment	—	—	—	4,818	—

Provision for losses on ORE	80	1,603	530	111	240

Other noninterest (income) expense	(307)	(40)	396	(490)	661

Amort. of goodwill & premium on deposits	3,910	1,930	479	491	450

Net income (loss) before income taxes, negative goodwill accretion & minority interest	20,179	(17,336)	15,327	7,075	7,518
Accretion of negative goodwill	—	—	—	—	1,578

Net income (loss) before income taxes & minority interest	20,179	(17,336)	15,327	7,075	9,096

Income tax benefit (expense)	(7,800)	6,602	(6,165)	(2,772)	(2,231)

Minority interest in income from subsidiary trust	(1,687)	(1,687)	(701)	—	—

Minority interest in FFO	—	—	(674)	(505)	(503)

Net income (loss)	$10,692	$(12,421)	$7,787	$3,798	$6,362

Earnings (loss) per share — basic	$.99	$(1.34)	$1.12	$.55	$1.01

Weighted average shares outstanding — basic	10,484,650	9,286,813	6,693,970	6,423,130	6,057,206

Earnings (loss) per share — diluted	$.95	$(1.34)	$1.01	$.53	$.93

Weighted average shares outstanding — diluted	11,299,902	9,286,813	7,920,926	7,204,217	6,820,377

BALANCE SHEET DATA:

Total assets	$2,566,026	$2,505,117	$1,678,831	$1,365,845	$1,241,967

Investment & mortgage backed securities	453,008	129,783	115,769	170,392	164,387

Loans held for sale	—	184,176	187,226	98,349	84,311

Loans held in portfolio	1,889,892	1,896,289	1,215,900	976,222	885,841

Allowance for loan losses	28,177	28,077	22,023	19,774	(21,097)

Goodwill & premium on deposits	32,827	36,916	4,855	527	1,017

Deposits	2,282,809	2,187,412	1,471,679	1,237,211	1,110,293

Stockholders’ equity	170,245	163,597	102,530	75,961	72,697

Book value per share (dollars)	15.06	14.77	12.28	10.59	10.13

SELECTED FINANCIAL RATIOS:

Return on average assets	.42%	(.58)%	.53%	.29%	.54%

Return on average equity	6.39	(7.91)	9.46	5.11	9.95

Equity to assets	6.63	6.53	6.11	5.56	6.85

Equity & minority interest in preferred subsidiary to assets	7.75	7.68	7.82	5.56	5.85

Net interest spread	3.57	3.71	3.64	3.57	3.64

Net interest margin	3.92	4.12	4.08	3.93	3.96

G&A expense to average assets (1)	3.35	2.76	3.23	3.33	3.35

G&A efficiency ratio (1)	71.42	70.12	72.35	75.28	77.67

Loan/deposit ratio — Excludes loans held for sale	82.79	86.69	82.62	78.71	79.78

Nonperforming loans to loans	1.33	1.94	2.41	2.31	2.38

Nonperforming assets to total assets	1.22	1.71	2.31	2.35	2.78

Loan loss allowance to loans	1.49	1.48	1.81	2.03	2.26

Loan loss allowance to nonperforming loans:

Originated portfolio	137.61	77.06	89.26	66.79	89.17

March 1995 purchase	246.89	108.06	373.91	488.78	647.83

Crossland portfolio	24.63	43.50	421.88	126.12	41.77

July 1997 purchase	—	35.70	31.74	N/A	N/A

Other purchased portfolios	14.03	113.69	18.41	89.80	41.84

Total portfolio loans	112.04	76.25	75.21	87.61	100.12

OTHER DATA (AT PERIOD-END):

Number of branches	81	62	48	46	46

Number of full time equivalent employees	1,000	1,733	1,165	930	706

(1)	Ratios prior to 1999 include the commercial banking segment only.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our balance sheets and statements of operations should be read in conjunction with Item 6. “Selected Consolidated Financial Data”, the Consolidated Financial Statements and the related notes included elsewhere therein.

Years Ended December 31, 1999 and 1998

Comparison of Balance Sheets at December 31, 1999 and 1998

Overview

Our total assets were $2.6 billion at December 31, 1999, and $2.5 billion at December 31, 1998, an increase of $61.2 million or 2.4%. The mix of our asset base changed substantially during the year as we sold a major part of our December 1998 inventory of loans held for sale and reinvested those funds into U.S. Treasury and mortgage-backed securities. At December 31, 1999, we no longer maintained an inventory of loans held for sale.

In September 1999, we completed a private placement to accredited investors of $15.0 million of 7.0% convertible subordinated debentures (the “Debentures”). In addition, we refinanced our $7.0 million of debt to our directors. Approximately $4.3 million of the Debentures were issued to our directors in exchange for an equal amount of the pre-existing debt, with the balance of the Debentures being sold to third-party accredited investors. The $2.7 million balance of the $7.0 million debt to directors not converted into the Debentures was exchanged for an equal principal amount of non-convertible term subordinated debt (the “Term Debt”). Both the Debentures and the Term Debt that we issued qualify as Tier 2 capital under applicable regulatory capital guidelines.

We paid down the principal amount of our $25.0 million non-revolving line of credit (“Senior Debt”) from SunTrust Bank, Central Florida, N.A. (“SunTrust”) by $15 million to a balance of $10 million. The $10.5 million of net proceeds from sale of the Debentures, after deducting offering costs, and the cash received from dissolution of the Savings Bank, were used to repay principal on the SunTrust loan. In connection with the paydown, SunTrust agreed to extend the remaining portion of its loan to the Company through March 31, 2001.

Investment and Mortgage-Backed Securities

Investments consisting of U.S. Treasury and federal agency securities, commercial paper, and mortgage-backed securities were $453.0 million at December 31, 1999, compared to $129.8 million at December 31, 1998, an increase of $323.2 million or 249.1%, partially as a result of the sale or securitization of loans held for sale. At December 31, 1999, $380.7 million of securities were classified as available for sale, $33.1 million of securities were classified as held to maturity and $39.2 million were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche of securities purchased from our securitization of High LTV Loans in June 1998; (2) $24.1 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $4.2 million at year-end 1999.

Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are available on a distress basis only, other methods are permitted, including techniques utilizing the present value of expected cash flows. The Company has employed those present value methods in lieu of established market price quotes for its trading assets. In December 1999 we conducted an extensive analysis of the credit quality of the loans underlying the trading assets related to High LTV Loan securitizations by obtaining current credit scores on the borrowers. Based on that analysis and on the historical loss history of those loans an adjustment was made to the expected cumulative losses on each securitization (expressed as total lifetime losses as a percent of the original balance of loans in the securitization). The cumulative loss factor for the securitization completed in December 1997 was increased from an original estimate of 10% to a current estimate of 15%. The cumulative loss factor for the securitization completed in June 1998 was increased from an original estimate of 11% to a current estimate of 12%. A trading loss of $470,000 was recorded based on the revised valuation. We believe these valuations are a reasonable approximation of fair market value; however, there is no assurance that we could realize these values if such assets were sold in the current market.

Loans and Loans Held for Sale

Total loans (including held for portfolio and held for sale) were $1.9 billion at December 31, 1999, compared to $2.1 billion at December 31, 1998, a decrease of $190.6 million, or 9.2%. Loan sales in early 1999 and a rapid increase in refinancing of loans beginning in mid-1999 were the primary reasons for a $231.0 million decline in first lien residential loans. Other changes in real estate-secured loans included; (1) a decline of $20.0 million in High LTV Loans; (2) an increase of $60.3 million of commercial real estate, multifamily and construction loans; and (3) a $13.9 million increase in home equity loans with loan-to-value ratios of less than 100%.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.2 million at December 31, 1999, compared with $28.1 million at December 31, 1998. At December 31, 1999, the allowance for loan losses included $26.6 million allocated to loans originated by us and $1.6 million from discount allocations for purchased loans. During 1999 we took a charge of $9.9 million of provisions for loan losses. Other activity included $9.6 million of loan charge-offs (net of recoveries), $275,000 in acquired reserves and $470,000 reallocated from the allowance to loan discount. At December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 112.04% compared to 76.25% at the end of 1998.

Nonperforming Assets

Nonperforming assets amounted to $31.2 million or 1.22% of total assets at December 31, 1999, compared with $42.8 million or 1.71% of total assets at December 31, 1998. Nonperforming loans totaled $25.2 million (or 1.33% of total loans) at December 31, 1999, a decrease of $11.7 million from December 31, 1998. Nonperforming one-to-four family residential mortgage loans decreased by $5.1 million, while nonperforming commercial real estate and multi-family loans declined $8.1 million. ORE increased $381,000 from $5.0 million at December 31, 1998, to $5.3 million at December 31, 1999.

Deposits

Total deposits were $2.3 billion at December 31, 1999, compared to $2.2 billion at December 31, 1998, an increase of $95.4 million or 4.4%. The new branch openings have contributed $206.2 million in deposit growth since the beginning of the year. Overall, since year-end 1998, certificates of deposit and money market gold accounts increased $113.8 million and $59.7 million, respectively, while checking, regular money market and savings accounts declined by $13.2 million, $8.0 million and $56.8 million, respectively.

Senior Debt

On September 24, 1998, SunTrust extended us a non-revolving line of credit (the “Senior Debt”) for up to $25.0 million. Interest on the loan is payable monthly, and the maturity date for the loan was September 25, 1999. On September 25, 1998, we received the full $25.0 million balance under the line of credit. The proceeds of the Senior Debt were used to maintain the regulatory capital of the Bank at “well capitalized” levels and to support the planned branch expansion activities.

The terms of the Senior Debt were amended on December 29, 1998 to require, among other things, that: (1) an interest rate of LIBOR plus 1.50%, effective January 1, 1999 be paid; (2) we maintain an acceptable supervisory rating and not become subject to a ‘cease and desist’ order; and (3) upon written request from SunTrust at any time after March 31, 1999, for any reason whatsoever, Mr. William R. Hough, our Chairman of the Board and principal shareholder, purchase the loan from SunTrust.

On March 19, 1999, the Senior Debt was further amended to extend the date for SunTrust’s option to request purchase of the loan from March 31, 1999 to September 24, 1999, the maturity date of the loan. We agreed to establish an interest reserve account with SunTrust and to deposit in the account sufficient funds to pay interest on the loan through the maturity date. SunTrust retained its right to request purchase of the loan in the event we fail to comply with financial convenants of the Senior Debt which require us to: (1) maintain our ratio of nonperforming assets to assets at no more than three percent; (2) maintain our debt service coverage ratio at no less than two to one; and (3) eliminate the excess of dividends paid by the Bank to the Holding Company over the Bank’s net income for the current and two preceding years by June 30, 1999.

In September 1999 we paid down the principal amount of the Senior Debt by $15.0 million to a balance of $10.0 million, using the net proceeds from the issuance of subordinated debt and dividends from the Bank. SunTrust agreed to extend the remaining portion of its loan to us through March 31, 2001.

Convertible Subordinated Debentures

In September 1999, the Company completed a private placement to accredited investors of $15.0 million of its 7.0% convertible subordinated debentures (the “Debentures”). The net proceeds from issuance were used to paydown the Company’s Senior Debt. Each $1,000 principal amount of the Debentures are convertible at any time by the holder into 55.55556 shares of the Company’s common stock. The resulting conversion price of $18.00 per share represented a premium of approximately 22% over the $14.75 September 22, 1999 closing price of our common stock on the NASDAQ National Market. The Debentures are redeemable by the Company at any time after October 1, 2004 at a premium of 106% with the premium declining one percent per year thereafter. The Debentures may also be redeemed at our option if the closing price of our common stock equals or exceeds $23.40 for 20 consecutive trading days. The Debentures carry a net cost of 7.23%.

Term Subordinated Debt & Unsecured Debt

On December 30, 1998, our directors executed unsecured notes with an aggregate balance of $7.0 million to further augment our regulatory capital. The loan proceeds were used to cover our debt servicing obligations.

In September 1999, we refinanced the $7.0 million of debt to our directors. Approximately $4.3 million of the Debentures were issued to our directors in exchange for an equal amount of the pre-existing debt. The $2.7 million balance of the $7.0 million debt to the directors not converted into the Debentures was exchanged for an equal principal amount of non-convertible term subordinated debt (the “Term Debt”). Both the Debentures and the Term Debt issued by us qualify as Tier 2 capital under applicable regulatory capital guidelines.

Stockholders’ Equity

Stockholders’ equity was $170.2 million at December 31, 1999, or 6.6% of total assets, compared to $163.6 million or 6.5% of total assets at December 31, 1998. At December 31, 1999, the Bank’s Tier 1 (“Leverage”) Capital ratio was 6.78%, its Tier 1 Risk-Based Capital ratio was 10.33%, and its Total Risk-Based Capital ratio was 11.63%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank, while the same ratios for the Company were 6.02%, 9.17% and 11.53%.

Comparison of Results of Operations for the Year Ended December 31, 1999 and 1998

Overview

A net profit of $10.7 million, or $.95 per share (on a diluted basis), was recorded for the year ended December 31, 1999 compared to a net loss of $12.4 million, or $1.34 per share, for the same period in 1998. Return on average assets for the year ended December 31, 1999, was .42%, compared to a negative .58% for the same period in 1998. The return on average equity was 6.39%, compared with a negative 7.91% for the same period in 1998.

An analysis of the Company’s net income is as follows, using these after-tax components: (1) base net income (which excludes items 2-4); (2) the contribution from the 24 branches opened in late 1998 and 1999; (3) direct costs of mortgage production activities, net of applicable gains on loans held for sale; and (4) other unusual or infrequently occurring items; ($ in thousands, net of tax effect).

	Years Ended December 31,

	1999	1998

Base after-tax net income detail:

Net interest income	$54,291	$51,569

Loan loss provision	(6,073)	(2,653)

Noninterest income	11,536	6,999

G & A expense	(40,527)	(43,198)

Amortization of goodwill and premium on deposits	(2,390)	(1,208)

New branches	(2,920)	—

Minority interest	(1,686)	(1,689)

After-tax base net income (loss)	12,231	9,820

Other after-tax net income (loss) components:

Mortgage production activities	(3,979)	(21,865)

Sale of portfolio loans	1,119	2,612

Gain on sale of branch deposits	685	—

Gain from branch relocation(s)	804	—

ORE and other non-operating items	(168)	(2,988)

Net income (loss)	$10,692	$(12,421)

Analysis of Net Interest Income

Net interest income for the year ended December 31, 1999 was $92.4 million, compared to $83.2 million for the same period in 1998. This $9.2 million, or 11.1% increase was primarily due to growth in total interest earning assets. Average asset yield decreased 52 basis points from 8.57% for the year ended December 31, 1998, to 8.05% for the same period in 1999, primarily from increased investment in mortgage securities and a reduced investment in loans held for sale. Average earning assets increased $341.5 million from $2.0 billion for the year ended December 31, 1998, to $2.4 billion for the same period in 1999. During this same period, the average cost of interest bearing liabilities decreased 33 basis points from 4.86% to 4.53%. Net interest spread, the difference between asset yield and cost of funds, decreased 19 basis points to 3.52%. Net interest margin, which includes the benefit of noninterest bearing funds, decreased from 4.12% for the year ended December 31, 1998, to 3.87% for the same period in 1999.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 1999 and 1998 ($ in thousands):

	Years Ended December 31,

	1999			1998

	Average	Average		Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans, net	$1,916,399	$166,656	8.70%	$1,773,697	$159,495	8.97%

Investment securities	39,501	2,075	5.25	38,430	2,364	6.15

Mortgage backed securities	207,587	12,840	6.19	23,171	1,669	7.20

Trading securities	57,058	2,224	3.90	56,160	2,859	5.09

Interest bearing deposits in banks	8,595	424	4.93	2,655	128	4.81

FHLB stock	13,287	991	7.46	11,337	843	7.44

Federal funds sold	104,527	5,206	4.91	105,783	5,435	5.07

Commercial paper	5,808	347	5.89	—	—	—

Total interest earning assets	2,352,762	190,763	8.10	2,011,233	172,793	8.57

Noninterest earning assets	165,995			138,353

Total assets	$2,518,757			$2,149,586

Interest bearing liabilities:

Interest checking	$177,592	$1,419	.80%	$151,460	$2,201	1.45%

Money market	200,550	7,481	3.73	101,683	2,743	2.70

Savings	68,693	1,143	1.66	64,757	1,394	2.15

Passbook gold	278,562	11,604	4.17	270,045	12,904	4.78

Time deposits	1,371,047	72,486	5.29	1,106,167	61,916	5.60

FHLB advances	3,230	164	5.06	104,894	6,103	5.82

Other borrowings	70,642	4,083	5.78	43,976	2,348	5.34

Total interest bearing liabilities	2,170,316	98,380	4.53	1,842,982	89,609	4.86

Noninterest bearing liabilities	180,316			153,164

Stockholders’ equity	167,581			153,440

Total liabilities and equity	$2,518,757	—		$2,149,586	—

Net interest income/net interest spread		$92,383	3.57%		$83,184	3.71%

Net interest margin			3.42%			4.12%

	Increase (Decrease) Due to

	Volume	Rate	Total

Changes in Net Interest Income

Interest earning assets:

Loans, net	$10,297	$(3,136)	$7,161

Investment securities	285	(574)	(289)

Mortgage backed securities	11,409	(238)	11,171

Trading securities	378	(1,013)	(635)

Interest bearing deposits in banks	254	42	296

FHLB stock	145	3	148

Federal funds sold	(64)	(165)	(229)

Commercial paper	347	—	347

Total change in interest income	23,051	(5,081)	17,970

Interest bearing liabilities:

Interest checking	332	(1,114)	(782)

Money market	3,399	1,339	4,738

Savings	80	(331)	(251)

Passbook gold	397	(1,697)	(1,300)

Time deposits	15,261	(4,691)	10,570

FHLB advances	(3,807)	(2,132)	(5,939)

Other borrowings	1,947	(212)	1,735

Total change in interest expense	17,609	(8,838)	8,771

Increase (decrease) in net interest income	$5,442	$3,757	$9,199

Noninterest Income

Noninterest income for the year ended December 31, 1999, was $25.8 million compared with $56.2 million for the same period in 1998, a decrease of $30.3 million. This decrease is primarily the result of lower gains on sale of loans from the now-discontinued mortgage banking division.

The following table reflects the components of noninterest income for the years ended December 31, 1999 and 1998 ($ in thousands):

	For the Years Ended December 31,

			Increase
	1999	1998	(Decrease)

Service charges on deposit accounts	$5,409	$4,472	$937

Loan service fees	6,584	692	5,892

Loan fee income	4,281	2,486	1,795

Income from mortgage banking activities	—	40,600	(40,600)

Gain on sale of loans, net	3,602	2,890	712

Gain on sale of securities, net	—	867	(867)

Net trading account (loss) profit	(714)	173	(887)

Generations Gold fee income	1,424	970	454

Merchant charge card processing fees	569	466	103

Foreign exchange income	96	111	(15)

Gain on sale of branch deposits	1,098	—	1,098

Gain on branch relocation(s)	1,289	—	1,289

Other income	2,194	2,430	(236)

Total noninterest income	$25,832	$56,157	$(30,325)

Noninterest Expense

Total noninterest expenses for the year ended December 31, 1999, were $88.1 million, compared with $142.4 million for the same period in 1998, a decrease of $54.3 million. G&A expenses for the year ended December 31, 1999, included in the noninterest expense total, were $84.4 million, compared with $129.0 million for the same period in 1998, a decrease of $44.6 million. These decreases were primarily the result of discontinuing mortgage-banking operations, which accounted for a $50.9 million expense reduction. Also during 1999, the Company’s branch expansion program contributed $8.6 million to the G&A expense total. Merger and acquisition expenses, primarily employee severance benefits, were $0 for 1999 compared to $3.2 million in 1998.

The following table reflects the components of noninterest expense for the years ended December 31, 1999 and 1998 ($ in thousands):

	For the Years Ended December 31,

			Increase
	1999	1998	(Decrease)

Salaries and benefits	$41,716	$53,257	$(11,541)

Net occupancy expense	15,957	13,623	2,334

Advertising and marketing	1,103	18,776	(17,673)

FDIC and state assessments	1,613	1,190	423

Data processing fees and services	4,823	3,743	1,080

Telephone expense	1,760	2,693	(933)

Legal and professional	2,292	4,348	(2,056)

Postage and supplies	4,102	20,813	(16,711)

Other operating expense	11,064	10,574	490

G & A expenses	84,430	129,017	(44,587)

Merger & acquisition expenses	—	3,233	(3,233)

Restructuring cost	—	6,673	(6,673)

Provision for losses on ORE	80	1,603	(1,523)

ORE (income) expense, net	(307)	(40)	(267)

Amortization of goodwill & premium on deposits	3,910	1,930	1,980

Total noninterest expense	$88,113	$142,416	$(54,303)

Minority Interests

The minority interest from subsidiary trust, which represents the after-tax cost of borrowings through RBI Capital Trust 1 (“RBI Capital”), formed in July 1997 in connection with our trust preferred securities offering, was $1.7 million for both 1999 and 1998.

Years Ended December 31, 1998 and 1997

Comparison of Balance Sheets at December 31, 1998 and 1997

Overview

Total assets were $2.5 billion at December 31, 1998 and $1.7 billion at December 31, 1997, an increase of $826.3 million. This growth was primarily the result of: (1) $330.0 million of internal growth; (2) $423.5 million in deposits acquired via purchase; and (3) the completion of a stock offering of 2.6 million shares of our common stock in May 1998 with net proceeds of $72.9 million.

Investment and Mortgage-Backed Securities

Investment and mortgage-backed securities, consisting of U.S. Treasury and federal agency securities, were $129.8 million in 1998 compared to $115.8 million in 1997, an increase of $14.0 million or 12.1%.

Loans and Loans Held for Sale

Total loans at December 31, 1998, included $1.9 billion of loans held in portfolio and $184.2 million of loans held for sale, a total of $2.1 billion. At December 31, 1997, these amounts were $1.2 billion and $187.2 million, respectively. The $671.3 million increase in total portfolio loans was primarily comprised of a $286.9 million increase in one-to-four family residential loans and a $116.8 million increase in High LTV loans.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.1 million at December 31, 1998, compared to $22.0 million at December 31, 1997. At December 31, 1998, the allowance for loan losses included $24.8 million allocated to loans originated by us, $1.2 million allocated to the March 1995 Purchase, $539,000 allocated to loans purchased from Crossland, $543,000 allocated to the July 1997 Purchase and $1.0 million allocated to other loan purchases.

Activity to the allowance during 1998 included a $14.3 million provision for loan losses, loan charge-offs (net of recoveries) of $3.9 million, and $4.3 million reallocated from the allowance to loan discounts. At December 31, 1998, the amount of unearned discount on purchased loans not allocated to allowance totaled $3.9 million.

Nonperforming Assets

Nonperforming assets amounted to $42.8 million, or 1.71% of total assets, at December 31, 1998, compared with $38.8 million, or 2.31% of total assets, at December 31, 1997. Nonperforming loans totaled $37.8 million at the end of 1998, an increase of $7.2 million from the prior year-end.

Deposits

Total deposits were $2.2 billion at December 31, 1998, compared with $1.5 billion at the prior year-end, an increase of $715.7 million. Internal growth accounted for $292.2 million of the increase while deposits acquired through branch purchase contributed $423.5 million.

Senior Debt

On September 24, 1998, we entered into a loan agreement (“Loan Agreement”) with SunTrust Bank, Central Florida, N.A. (“SunTrust”), which SunTrust extended us a non-revolving line of credit for up to $25.0 million. Interest on the loan made for the Senior Debt (the “Senior Debt”) is payable monthly and the maturity date for the loan is September 25, 1999. On September 25, 1998, we received the full $25.0 million balance under the line of credit. The proceeds of the Senior Debt were used to augment our regulatory capital. See discussion of Senior Debt under comparison of Balance Sheets at December 31, 1999 and 1998 beginning on page 32.

Unsecured Debt

On December 30, 1998, certain of our directors executed unsecured notes with an aggregate balance of $7.0 million with us to further augment the regulatory capital. The total amount was retained by us to cover our debt servicing obligations. The unsecured notes matured on September 25, 1999.

Stockholders’ Equity

Stockholders’ equity was $163.6 million at December 31, 1998, or 6.5% of total assets, compared with $102.5 million, or 6.11% of total assets, at December 31, 1997. At December 31, 1998, our capital ratios were all in excess of minimum regulatory guidelines for an institution to be considered “well-capitalized.”

Comparison of Results of Operations for Years Ended December 31, 1998 and 1997

Overview

We incurred a net loss of $12.4 million, or $1.34 per share, for the year ended December 31, 1998 compared to net income of $7.8 million, or $1.16 per share, for the same period in 1997. Return on average assets for the year ended December 31, 1998, was a negative .58%, compared with a positive .53% for the same period in 1997, while the return on average equity was a negative 7.91%, compared with a positive 9.46% for the same period in 1997. Results for 1998 were negatively impacted by a restructuring charge of $6.7 million, $818,000 in other costs associated with legal and other issues and $10.0 million in loss provisions for loans transferred to portfolio at year-end 1998.

Our commercial banking business segment, pretax net income before minority interest reductions and reductions for non-operating items, was $19.2 million for 1998 compared to $14.2 million for 1997, an increase of 35.1%. On the same basis our mortgage-banking segment incurred a loss of $15.0 million for 1998 compared to net income of $2.8 million for 1997.

Business Segment Information

In 1998 and 1997, our operations were divided into two business segments, commercial banking and mortgage banking. Commercial banking activities included our lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities included originating, purchasing, and servicing mortgage loans. We provided support for our mortgage banking division in areas such as secondary marketing and data processing. The following were the business segment results of operation for the years ended December 31, 1998 and 1997. We elected to report our business segments before non-operating items and without allocation of income taxes and minority interests.

Commercial Banking Activities

Income from commercial banking activities (before non-operating items, income taxes and minority interests) was $19.2 million for 1998 compared to $14.2 million for 1997, an increase of $5.0 million. Net interest income in the commercial banking segment increased by $17.8 million due to increased lending volumes from expansion of the Bank’s commercial lending activities. General and Administrative (“G&A”) expenses increased by $11.5 million, primarily due to lending and branch expansion. Noninterest income, comprised primarily of service fees and other charges on deposit accounts and servicing fees on the loan portfolio, increased by $757,000 from $14.1 million to $14.9 million.

Mortgage Banking Activities

We incurred a net loss before non-operating items, income taxes and minority interests from mortgage banking activities of $15.0 million for 1998 compared to net income of $2.8 million for 1997, on the same basis. The expansion of the High LTV Loan origination function was the primary reason for the $52.1 million increase in G&A expenses from $17.5 million for 1997 to $69.6 million for 1998. Noninterest income, primarily gains on sale of loans, increased $25.9 million from $15.3 million for 1997 to $41.3 million for 1998. In 1998, sales of High LTV Loans accounted for $36.2 million or 89.2% of total noninterest income in the mortgage banking segment.

In the fourth quarter of 1998, we undertook a restructuring of our mortgage banking operations, which significantly reduced the size and scope of our mortgage origination activities. Due to their limited marketability, High LTV Loans amounting to $116.8 million and nonconforming first lien mortgage loans amounting to $127.3 million were transferred from the held for sale category to the portfolio category. A loan loss provision of $10.0 million was recorded upon transfer. Sales of High LTV Loans and nonconforming first lien mortgage loans had been the predominant source of noninterest income for the mortgage banking segment. Without revenues from sales of these loans, noninterest income was significantly less than the cost of production, primarily advertising, direct mail and postage for telemarketing activities. The Bank ceased originating High LTV Loans and subsequently reduced its originations of nonconforming first lien mortgage loans in December 1998. All telemarketing and direct mail origination efforts were also eliminated. A restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated and an $818,000 charge was recorded for legal and other costs not includable as part of the restructuring charge.

Business Segment Data
Years Ended December 31, 1998 and 1997

($ in thousands)

	1998			1997

	Commercial	Mortgage	Company	Commercial	Mortgage	Company
	Banking	Banking	Total	Banking	Banking	Total

Balance Sheet Data (at period end):

Total assets	$2,320,941	$184,176	$2,505,117	$1,580,952	$97,879	$1,678,831

Nonperforming assets	36,301	6,484	42,785	36,453	2,338	38,791

Operating Data:

Interest income	141,554	31,239	172,793	108,704	9,130	117,834

Interest expense	71,677	17,932	89,609	56,591	4,151	60,742

Net interest income	69,877	13,307	83,184	52,113	4,979	57,092

Loan loss provision (recurring)	4,266	—	4,266	3,247	—	3,247

Net interest income after loan loss provision	65,611	13,307	78,918	48,866	4,979	53,845

Noninterest income	14,905	41,252	56,157	14,148	15,303	29,451

General and administrative (G & A) expenses	59,447	69,570	129,017	47,938	17,482	65,420

Other noninterest (income) expense	(40)	—	(40)	396	—	396

Amort. of goodwill & premium on deposits	1,930	—	1,930	479	—	479

Net income (loss) before non- operating items, income taxes and minority interest	$19,179	$(15,011)	$4,168	$14,201	$2,800	$17,001

Non-operating items:

Loan loss provision on loans transferred to portfolio			(9,995)			—

Merger/acquisition expenses			(3,233)			(1,144)

Restructuring cost			(6,673)			—

Provision for losses on ORE			(1,603)			(530)

Net income (loss) before income taxes and minority interest			(17,336)			15,327

Income tax benefit (expense)			6,602			(6,165)

Net income (loss) before minority interests			(10,734)			9,162

Minority interest in income from subsidiary trust			(1,687)			(701)

Minority interest in FFO			—			(674)

Net (loss) income			$(12,421)			$7,787

Analysis of Net Interest Income

Net interest income for 1998 was $83.2 million compared to $57.1 million for 1997. This $26.1 million or 45.7% increase was primarily due to growth in total interest earning assets. During the same period, interest expense increased by $28.9 million from $60.7 million for 1997 to $89.6 million for 1998. Average asset yield increased 11 basis points from 8.46% for 1997 to 8.57% for 1998 and average-earning assets increased by $628.0 million. The average cost of interest bearing liabilities increased three basis points from 4.83% to 4.86%. Net interest spread increased seven basis points from 3.64% for 1997 to 3.71% for 1998, and the net interest margin, which includes the benefit of noninterest bearing funds, increased from 4.08% for 1997 to 4.12% for 1998.

Noninterest Income

Noninterest income for 1998 was $56.2 million compared with $29.5 million for 1997, an increase of $26.7 million. This increase is primarily the result of higher income derived from the mortgage banking operations, which increased $25.6 million, and a $1.6 million increase in loan fee income.

The following table reflects the components of noninterest income for the years ended December 31, 1998 and 1997 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	1998	1997	(Decrease)

Income from mortgage banking operations	$40,600	$15,009	$25,591

Service charges on deposit accounts	4,472	3,701	771

Loan service fees	692	401	291

Other loan fee income	2,486	1,210	1,276

Gain on sale of loans, net	2,890	5,184	(2,294)

Recovery of unrealized loss on loans held for sale	—	150	(150)

Gain on sale of securities, net	867	544	323

Net trading account profit (loss)	173	764	(591)

Generations Gold fee income	970	517	453

Merchant charge card processing fees	466	265	201

Foreign exchange income	111	72	39

Other income	2,430	1,634	796

Total noninterest income	$56,157	$29,451	$26,706

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 1998 and 1997 ($ in thousands):

	1998			1997

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans net	$1,773,697	$159,495	8.97%	$1,188,796	$105,803	8.84%

Investment securities	38,430	2,364	6.15	43,599	2,598	5.96

Mortgage backed securities	23,171	1,669	7.20	80,381	5,252	6.54

Trading securities	56,160	2,859	5.09	1,505	59	3.92

Interest bearing deposits in banks	2,655	128	4.81	15,456	902	5.83

FHLB stock	11,337	843	7.44	8,786	642	7.26

Federal funds sold	105,783	5,435	5.07	44,746	2,579	5.69

Total interest earning assets	2,011,233	172,793	8.57	1,383,269	117,835	8.46

Noninterest earning assets	138,353			85,635

Total assets	$2,149,586			$1,468,904

Interest bearing liabilities:

Interest checking	$151,460	$2,201	1.45%	$109,090	$1,168	1.07%

Money market	101,683	2,743	2.70	64,800	1,976	3.05

Savings	64,757	1,394	2.15	45,455	1,204	2.65

Passbook gold	270,045	12,904	4.78	222,957	10,901	4.89

Time deposits	1,106,167	61,916	5.60	761,188	42,600	5.60

FHLB advances	104,894	6,103	5.82	25,776	1,364	5.29

Other borrowings	43,976	2,348	5.34	27,105	1,529	5.29

Total interest bearing liabilities	1,842,982	89,609	4.86	1,256,371	60,742	4.83

Noninterest bearing liabilities	153,164			131,873

Stockholders’ equity	153,440			80,660

Total liabilities and equity	$2,149,586			$1,468,904

Net interest income/net interest spread		$83,184	3.71%		$57,093	3.64%

Net interest margin			4.12%			4.08%

	Increase (Decrease) Due to (1)

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$52,082	$1,611	$53,693

Investment securities	(316)	82	(234)

Mortgage backed securities	(4,069)	486	(3,583)

Trading securities	2,778	22	2,800

Interest bearing deposits in banks	(639)	(135)	(774)

FHLB stock	185	16	201

Federal funds sold	3,165	(309)	2,856

Total change in interest income	53,186	1,773	54,959

Interest bearing liabilities:

Interest checking	538	495	1,033

Money market	1,018	(251)	767

Savings	445	(255)	190

Passbook gold	2,255	(252)	2,003

Time deposits	19,336	(20)	19,316

FHLB advances	4,589	150	4,739

Other borrowings	875	(56)	819

Total change in interest expense	29,056	(189)	28,867

Increase (decrease) in net interest income	$24,130	$1,962	$26,092

Noninterest Expense

Total noninterest expenses for 1998 were $142.4 million compared with $68.0 million for the same period in 1997, an increase of $74.4 million. G & A expenses for 1998, included in the noninterest expense total, were $129.0 million compared with $65.4 million, an increase of $63.6 million. The increase was primarily the result of increased costs from an overall expansion of our loan production and mortgage banking capabilities. Merger and acquisition expenses, primarily employee severance benefits, were $3.2 million for 1998 compared to $1.1 million in 1997. Also included in 1998 results was the $6.7 million restructuring charge, $1.6 million in provisions for losses on ORE and $1.9 million for amortization of premiums paid for branch acquisition and amortization of goodwill.

The following table reflects the components of noninterest expense for the years ended December 31, 1998 and 1997 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	1998	1997	(Decrease)

Salaries and benefits	$53,257	$31,926	$21,331

Net occupancy expense	13,623	9,376	4,247

Advertising and marketing	18,776	4,712	14,064

FDIC and state assessments	1,190	1,034	156

Data processing fees and services	3,743	2,970	773

Telephone expense	2,693	1,686	1,007

Legal and professional	4,348	2,418	1,930

Postage and supplies	20,813	5,639	15,174

Other operating expense	10,574	5,659	4,915

Total G & A expenses	129,017	65,420	63,597

Merger and acquisition expenses	3,233	1,144	2,089

Restructuring cost	6,673	—	6,673

Provision for losses on ORE	1,603	530	1,073

ORE expense, net of ORE income	(40)	396	(436)

Amortization of goodwill and premium on deposits	1,930	479	1,451

Total noninterest expense	$142,416	$67,969	$74,447

Minority Interests

The minority interest reduction from subsidiary trust, which represents the after-tax cost of borrowings through RBI Capital Trust 1 (“RBI Capital”), formed in July 1997 in connection with our trust preferred securities offering, was $1.7 million and $701,000 for 1998 and 1997, respectively.

Selected Quarterly Financial Data

Summarized selected unaudited quarterly financial information for the years ended December 31, 1999 and 1998 follows ($ in thousands except share data):

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$46,679	$46,965	$48,158	$48,961

Interest expense	24,256	24,202	24,795	25,128

Net interest income	$22,423	$22,763	$23,363	$23,833

Net income	$2,855	$2,988	$3,063	$1,786

Earnings per share-diluted	$.25	$.26	$.27	$.16

Earnings per share-basic	$.27	$.28	$.28	$.16

	1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$35,960	$40,322	$50,777	$45,734

Interest expense	18,558	21,302	24,446	25,303

Net interest income	$17,402	$19,020	$26,331	$20,431

Net income (loss)	$3,065	$(1,514)	$7,125	$(21,097)

Earnings (loss) per share-diluted	$.36	$(.17)	$.63	$(2.04)

Earnings (loss) per share-basic	$.40	$(.17)	$.69	$(2.04)

Asset/Liability Management and Liquidity

Liquidity

The Asset/Liability Management Committee (“ALCO”) reviews our liquidity, which is our ability to generate sufficient cash flow to meet the funding needs of current loan demand, deposit withdrawals, and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales of investments, other funds from operations and our capital. We are a member of the FHLB and have the ability to borrow to supplement our liquidity needs.

Those FHLB borrowings, known as “advances,” are secured by the Bank’s mortgage loan portfolio, and the terms and rates charged for FHLB advances vary based on an institution’s loan portfolio and in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A variety of borrowing plans is offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 1999, the Bank had $769,000 of outstanding advances from the FHLB. See “Business — Supervision and Regulation — Federal Home Loan Bank System and Liquidity”.

At December 31, 1999, the Bank’s liquidity ratio, defined as net cash and investments of $520.1 million divided by net deposits and short-term liabilities of $2.28 billion, was 22.81% as compared to 10.24% at December 31, 1998. Net liquid assets were $330.5 million in excess of the amount required by Florida banking regulations.

Asset/Liability Management

One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors has established interest-rate risk policies and procedures, that delegate to ALCO the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve all pricing strategies.

The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or re-pricing within certain periods, and liabilities maturing or re-pricing within the same period, is commonly referred to as the “gap” for such period. Controlling the maturity or re-pricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. “Negative gap” occurs when, during a specific time period, an institution’s liabilities are scheduled to re-price more rapidly than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution’s interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution’s interest expense would decrease more rapidly than its interest income. “Positive gap” occurs when an institution’s assets are scheduled to re-price more rapidly than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution’s interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution’s interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or re-pricing within the next 12 months.

ALCO uses an industry standard computer modeling system to analyze the impact of financial strategies prior to their implementation. The system attempts to simulate the asset and liability base and project future operating results under a variety of interest rates and spread assumptions. Through this management tool, we can also, among other things, project the effects of changing our asset and liability mix and modifying our balance sheet, and identify appropriate investment opportunities. The results of these simulations are evaluated within the context of the interest-rate risk policy, which sets out target levels for the appropriate level of interest-rate risk.

The policy is to maintain a cumulative one-year gap of no more than plus or minus 15% of total assets. We conform to this policy primarily by managing the maturity distribution of our investment portfolio and emphasizing loan originations and loan purchases carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and to provide it with the ability to utilize long-term fixed-rate advances to improve the match between interest earning assets and interest bearing liabilities in certain periods. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk. In 1999, the Company discontinued the use of these instruments. We may expand our use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.

The cumulative one-year gap at December 31, 1999, was a negative $159.0 million, or a negative 6.19% (expressed as a percentage of total assets). We will attempt to moderate any lengthening of the re-pricing structure of earning assets by emphasizing variable-rate assets and, where appropriate, match-funding longer-term fixed-rate loans with FHLB advances. See “Business — Sources of Funds.”

The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 1999. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Based on an analysis of our deposit accounts and our experience in the markets in which we operate, statement savings deposits are assumed to re-price at 18.0% of the total balance in the first 12 months, 11.0% in the second 12 months, 13.0% in the third and fourth year, and the remaining 45.0% in the fifth year. Passbook savings deposits are assumed to re-price at 41.6% of the total balance in the first 12 months, 18.3% in the second 12 months, 19.9% in the third year, and the remaining 20.2% in the fourth year. Re-pricing of interest checking is assumed to occur at 15.8% in the first 12 months, 9.2% in the second 12 months, 13.0% in the third and fourth year, and the remaining 49.0% in the fifth year. The re-pricing of regular money market accounts is assumed at 23.7% of the total balance in the first year, 7.3% in the second year, 8.0% in the third and fourth years with the remaining 53.0% in the fifth year, while money market gold accounts re-price at 66.8% in the first year, 9.2% in the second year, 4.0% in the third and fourth years and the remaining 16.0% in the fifth year.

[Balance of page intentionally left blank]

INTEREST SENSITIVITY ANALYSIS

December 31, 1999
($ in thousands)

	0-3 months		4-12 months		1-5 Years		Over 5 Years

		Yield/		Yield/		Yield/		Yield/
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Interest earning assets:

U.S. Treasury securities and government agencies	$3,000	4.50%	$13,978	4.81%	$(147)	0.00%	$4,987	6.60%

Revenue bonds	—	0.00	—	0.00	900	8.60	2,837	6.13

Mortgage backed securities	30,885	5.59	95,846	6.28	77,771	6.33	143,834	6.33

Commercial paper	39,888	5.95	—	0.00	—	0.00	—	0.00

Trading securities	928	0.00	3,966	0.00	25,743	2.13	8,592	7.24

Federal funds sold	27,060	4.71	—	0.00	—	0.00	—	0.00

Interest bearing deposits in banks	3,758	4.37	—	0.00	—	0.00	—	0.00

FHLB stock	13,816	7.50	—	0.00	—	0.00	—	0.00

Portfolio loans	321,740	8.65	655,319	8.45	573,663	8.69	339,379	8.34

Total interest earning Assets	$441,075	7.30	$769,109	8.07	$677,930	8.17	$499,629	7.72

Interest bearing liabilities:

Deposits

Interest checking	$7,030	.74	$22,651	.74	$157,782	.74	$—	0.00

Money market	29,869	4.04	91,280	4.04	88,240	3.75	2,169	0.00

Savings	8,982	2.02	7,470	1.53	44,571	1.53	—	0.00

Passbook gold	24,872	4.14	78,750	4.14	145,351	4.14	—	0.00

Time deposits	219,073	5.12	841,017	5.27	383,613	5.72	2,470	5.85

FHLB advances	769	7.50	—	0.00	—	0.00	—	0.00

Outside borrowings	37,241	4.96	—	0.00	—	0.00	—	0.00

Fed funds purchased	—	0.00	—	0.00	—	0.00	—	0.00

Holding company debt	—	0.00	—	0.00	9,167	7.27	17,434	7.55

Total interest bearing Liabilities	$327,836	4.75	$1,041,168	4.95	$828,724	4.08	$22,073	6.62

Excess (deficiency) of interest- earning assets over interest- bearing liabilities	$113,239	2.55%	$(272,059)	3.12%	$(150,794)	4.09%	$477,556	1.10%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities	$113,239	2.55%	$(158,820)	2.89%	$(309,614)	3.34%	$167,942	3.27%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities as a percent of total assets		4.41%		(6.19)%		(12.06)%		6.54%

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Annual Report on Form 10-K or incorporated therein by reference (other than the financial statements and statements of historical fact), including, without limitation, statements as to management expectations and beliefs presented under the captions “Letters to Our Stockholders” and “Management’s Discussion and Analysis”, may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning future development and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments will be those anticipated by us.

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000 and thereafter include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of our existing and new loan and deposit products, the impact of competitive products, our ability to achieve the desired consolidation efficiencies from our planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the stockholders’ letter and management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided on pages 53 through 90 within the Consolidated Financial Statements and notes thereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such items to report.

[Balance of page intentionally left blank]

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The information relating to the Directors appears in our Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption “Proposal One — Election of Directors” and is incorporated by reference.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 1999, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer’s business experience during the past five years and certain other information:

      Alfred T. May (62)—Mr. May has served as Chief Executive Officer since April 1999 and President since December 1998. Mr. May formerly served as Director and Chairman of the Board with FFO and its subsidiary Firstate Federal Savings and Loan of Osceola County, and President of Mid-State Federal Savings Bank. Mr. May has more than 39 years experience in the banking industry.

      Fred Hemmer (45)—Mr. Hemmer has served as Senior Executive Vice President of the Bank in charge of Corporate Banking and Special Assets since joining the Bank in 1991. He previously served as Executive Vice President of Rutenberg Corporation, a real estate development company based in Clearwater, Florida, from 1980 to 1991. Mr. Hemmer is a certified public accountant and was employed by Arthur Andersen & Co. from 1976 to 1980. Mr. Hemmer is also a licensed real estate broker and certified general contractor.

      William R. Falzone (52)—Mr. Falzone has served as Treasurer of the Company since March 1996 and First Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Senior Vice President and Controller and as Director of Financial Services. More recently, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 25 years of banking experience and is a certified public accountant.

      John W. Fischer, Jr. (52)—Mr. Fischer has served as Executive Vice President of the Bank in charge of Consumer Banking since December 1993. He has more than 20 years of banking experience in retail branch management and consumer and residential lending. Mr. Fischer formerly served as Regional Marketing Director for Western Reserve Life in Clearwater, Regional Vice President of Great Western Bank in Miami and Executive Vice President/Consumer Financial Services for Florida Federal Savings Bank. Mr. Fischer holds a life, health, annuity and Series 7 securities license.

      Kathleen A. Reinagel (48)—Executive Vice President of the Bank in charge of Credit and Loan Administration, Ms. Reinagel who has served in her present position with the Company since August 1993, has over 20 years of experience in the lending field with concentration in credit and underwriting, loan documentation, due diligence and loan review. Ms. Reinagel formerly served as Vice President of WRH Mortgage, St. Petersburg, Florida and Vice President, Department Manager of Commercial Real Estate of Florida Federal Savings Bank.

      Christopher M. Hunter (49)—Mr. Hunter has served as Secretary of the Company since its inception in November 1995 and has served as First Senior Vice President and General Counsel of the Bank since March 1995. Mr. Hunter has been a member of the Florida Bar for 17 years working primarily with financial institutions. Mr. Hunter formerly served as Corporate Counsel for Florida Federal Savings Bank, staff counsel with the Resolution Trust Corporation, and general partner of Stock, Gouze & Hunter, P.A.

Item 11. EXECUTIVE COMPENSATION

Information required by this item appears in our Proxy Statement for the 2000 Annual Meeting of Shareholders under the captions, “Executive Compensation and Benefits” and “Certain Transactions”, is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by items 12 and 13 are incorporated by reference from our Proxy Statement for the 2000 Annual Meeting.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report at pages 52 through 86.

1.	Financial Statements

Financial Statements of Republic Bancshares, Inc.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 1999 and 1998

Consolidated Statements of Operations, Stockholders’ Equity,

Comprehensive Income (Loss), and Cash Flows for:

Years Ended December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements

All required schedules are included in the financial statements or related notes.

(b)	The following reports on Form 8-K filed during fiscal year ending December 31, 1999, are hereby incorporated by reference.

1.	Report on Form 8-K dated 01/07/99 — Announced reorganization of mortgage banking division and amendment of projected loss for 1998.

2.	Report on Form 8-K dated 02/01/99 — Announced the retainment of an investment banker to evaluate strategic alternatives for us for 1999, including the possible sale of the Company.

3.	Report on Form 8-K dated 07/08/99 — Announced Company’s decision to remain independent for the foreseeable future.

4.	Report on Form 8-K dated 10/04/99 — Announced (1) the completion of a $15.0 million private placement of subordinated debt; (2) refinancing of $7.0 million of debt to directors; (3) completion of sale of the Georgia office of the Savings Bank and subsequent voluntary dissolution of the thrift; and (4) paydown of the principal amount of $25.0 million SunTrust loan by $15.0 million.

5.	Report on Form 8-K dated 11/10/99 — Announced the filing of a complaint against the Company by 18 former shareholders of Bankers Savings Bank, FSB.

6.	Report on Form 8-K dated 11/19/99 — Announced retention of an executive search firm to assist the Board of Directors in a search for a new President and Chief Executive Officer of both the Company and the Bank.

(c)	Exhibits:

23.0	Consent of Independent Certified Public Accountants

27.0	Financial Data Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We did not audit the financial statements of Bankers Savings Bank, FSB and Lochaven Federal Savings and Loan Association; companies acquired during 1998 in transactions accounted for as a pooling of interests, as discussed in Note 1, which statements reflect total net interest income of 9 percent of the related consolidated total, for the year ended December 31, 1997. These statements were audited by other auditors whose reports have been furnished to us and our opinion, insofar as it relates to amounts included for Bankers Savings Bank, FSB and Lochaven Federal Savings and Loan Association is based solely upon the reports of the other auditors.

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

      In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Tampa, Florida
February 11, 2000

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,

	1999	1998

ASSETS

Cash and due from banks	$62,643	$46,143

Interest bearing deposits in banks	3,758	3,467

Federal funds sold	27,060	93,000

Commercial Paper—available for sale	39,888	—

Investment securities:

Available for sale	25,555	31,003

Mortgage-backed securities:

Held to maturity	33,068	—

Available for sale	315,268	32,713

Trading	39,229	66,067

FHLB stock	13,816	11,152

Loans held for sale	—	184,176

Loans, net of allowance for loan losses	1,861,715	1,868,212

Premises and equipment, net	52,574	60,274

Other real estate owned acquired through foreclosure, net	5,332	4,951

Accrued interest receivable	14,747	13,452

Goodwill and premium on deposits	32,827	36,916

Other assets	38,546	53,591

Total assets	$2,566,026	$2,505,117

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$127,619	$138,934

Interest checking	187,463	189,392

Money market	211,558	159,868

Savings	309,996	366,817

Time deposits	1,446,173	1,332,401

Total deposits	2,282,809	2,187,412

Securities sold under agreements to repurchase	37,241	36,640

FHLB advances	769	25,000

Holding company senior debt	9,167	25,000

Convertible subordinated debt	14,684	—

Term subordinated debt	2,750	—

Holding company unsecured notes	—	7,000

Other liabilities	19,611	31,718

Total liabilities	2,367,031	2,312,770

Company-obligated mandatorily redeemable capital securities of subsidiary trust holding solely junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and outstanding. Liquidation preference $6.6 million at December 31, 1999 and 1998.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 10,555,889 and 10,323,194 shares issued and outstanding at December 31, 1999 and 1998, respectively)	21,112	20,646

Capital surplus	128,780	125,364

Retained earnings	26,530	16,103

Net unrealized losses on available for sale securities, net of tax effect	(7,677)	(16)

Total stockholders’ equity	170,245	163,597

Total liabilities and stockholders’ equity	$2,566,026	$2,505,117

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share data)

	FOR THE YEARS ENDED DECEMBER 31,

	1999	1998	1997

INTEREST INCOME:

Interest and fees on loans	$166,656	$159,495	$105,803

Interest on investment securities	2,075	2,364	2,598

Interest on mortgage-backed securities	12,840	1,669	5,252

Interest on trading securities	2,224	2,859	59

Interest on federal funds sold	5,206	5,435	2,578

Interest on commercial paper	347	—	—

Interest on other investments	1,415	971	1,544

Total interest income	190,763	172,793	117,834

INTEREST EXPENSE:

Interest on deposits	94,133	81,157	57,849

Interest on FHLB advances	164	6,103	1,364

Interest on holding company debt	2,277	507	392

Interest on other borrowings	1,806	1,842	1,137

Total interest expense	98,380	89,609	60,742

Net interest income	92,383	83,184	57,092

PROVISION FOR LOAN LOSSES	9,923	14,261	3,247

Net interest income after provision for loan losses	82,460	68,923	53,845

NONINTEREST INCOME:

Service charges and fees on deposits	5,409	4,472	3,701

Loan service fees	6,584	692	401

Other loan fee income	4,281	2,486	1,210

Income from mortgage banking activities	—	40,600	15,009

Gain on sale of loans	3,602	2,890	5,334

Gain (loss) on securities, net	(714)	1,040	1,308

Other operating income	6,670	3,977	2,488

Total noninterest income	25,832	56,157	29,451

NONINTEREST EXPENSES:

Salaries and employee benefits	41,716	53,257	31,926

Net occupancy expense	15,958	13,623	9,376

Data processing fees	4,823	3,743	2,970

Advertising	1,103	18,776	4,712

Other operating expense	20,830	39,618	16,436

Total general and administrative expenses	84,430	129,017	65,420

Merger expenses	—	3,233	1,144

Restructuring cost	—	6,673	—

Provisions for losses on ORE	80	1,603	530

ORE expense (income), net	(307)	(40)	396

Amortization of goodwill & premium on deposits	3,910	1,930	479

Total noninterest expenses	88,113	142,416	67,969

Income (loss) before income taxes and minority interest	20,179	(17,336)	15,327

Income tax (provision) benefit	(7,800)	6,602	(6,165)

Minority interests in income from subsidiary trust	(1,687)	(1,687)	(701)

Minority interest	—	—	(674)

NET INCOME (LOSS)	$10,692	$(12,421)	$7,787

PER SHARE DATA:

Net income (loss) per common share-basic	$.99	$(1.34)	$1.12

Weighted average common shares outstanding-basic	10,484,650	9,286,813	6,693,970

Net income (loss) per common and common equivalent shares-diluted	$.95	$(1.34)	$1.01

Weighted average common and common equivalent shares outstanding-diluted	11,299,902	9,286,813	7,920,926

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31,
1997, 1998 AND 1999

($ in thousands)

	Perpetual Preferred
	Convertible Stock		Common Stock

	Shares		Shares		Capital
	Issued	Amount	Issued	Amount	Surplus

Balance, December 31, 1996	75,000	$1,500	6,421,520	$12,842	$40,456

Net income	—	—	—	—	—

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	21,300	43	197

Net change in minority interest	—	—	(2,537)	(5)	(487)

Issuance of common stock in merger transaction	—	—	826,709	1,654	11,211

Conversion of subordinated debentures	—	—	336,000	672	5,176

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 1997	75,000	1,500	7,602,992	15,206	56,553

Net loss	—	—	—	—	—

Net unrealized losses on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	78,052	156	662

Issuance of common stock	—	—	2,642,150	5,284	67,598

Additional capital surplus from non-qualified/performance stock options	—	—	—	—	551

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 1998	75,000	1,500	10,323,194	20,646	125,364

Net income	—	—	—	—	—

Net unrealized losses on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	232,695	466	2,313

Additional capital surplus from non-qualified/performance stock options	—	—	—	—	1,103

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 1999	75,000	$1,500	10,555,889	$21,112	$128,780

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net Unrealized
		Gains/(Losses)
		on Available
	Retained	for Sale
	Earnings	Securities	Total

Balance, December 31, 1996	$21,265	$(102)	$75,961

Net income	7,787	—	7,787

Net unrealized gains on available for sale securities, net of tax effect	—	584	584

Exercise of stock options	—	—	240

Net change in minority interest	—	—	(492)

Issuance of common stock in merger transaction	—	—	12,865

Conversion of subordinated debentures	—	—	5,848

Dividends on preferred stock	(263)	—	(263)

Balance, December 31, 1997	28,789	482	102,530

Net loss	(12,421)	—	(12,421)

Net unrealized losses on available for sale securities, net of tax effect	—	(498)	(498)

Exercise of stock options	—	—	818

Issuance of common stock	—	—	72,882

Additional capital surplus from non-qualified/performance stock options	—	—	551

Dividends on preferred stock	(265)	—	(265)

Balance, December 31, 1998	16,103	(16)	163,597

Net income	10,692	—	10,692

Net unrealized losses on available for sale securities, net of tax effect	—	(7,661)	(7,661)

Exercise of stock options	—	—	2,779

Additional capital surplus from non-qualified/performance stock options	—	—	1,103

Dividends on preferred stock	(265)	—	(265)

Balance, December 31, 1999	$26,530	$(7,677)	$170,245

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	For the years ended December 31,

	1999	1998	1997

Net income (loss)	$10,692	$(12,421)	$7,787

Unrealized gains on securities:

Unrealized holding gains (losses), net of tax effect during period	(7,661)	369	1,128

Less reclassification adjustment for gains realized in net income (loss)	—	(867)	(544)

Net unrealized gains (losses)	(7,661)	(498)	584

Comprehensive income (loss)	$3,031	$(12,919)	$8,371

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For The Years Ended December 31,

OPERATING ACTIVITIES:	1999	1998	1997

Net income (loss)	$10,692	$(12,421)	$7,787

Reconciliation of net income (loss) to net cash (used in) provided by operating activities:

Provision for loan and ORE losses	10,003	15,864	3,853

Depreciation and amortization, net	15,366	17,092	5,903

Amortization of premium (accretion) of fair value, net	9,012	1,943	(918)

Gain on sale of loans	(3,602	(43,490)	(1,358)

Loss/(gain) on securities	714	(1,463)	(724)

(Gain)/loss on sale of other real estate owned	(726)	404	(118)

Capitalization of mortgage servicing/residual interest	(566)	(43,021)	(6,826)

(Gain)/loss on disposal of premises and equipment	(621)	(275	14

Net decrease/(increase) in deferred tax benefit	1,156	(24)	(3,623)

Net decrease/(increase) in other assets	11,837	(15,943)	(4,194)

Net increase in value of performance/unqualified options	1,103	551	—

Net (decrease)/increase in other liabilities	(12,108)	15,530	1,611

Net cash provided by (used in) operating activities	42,260	(65,253)	1,407

INVESTING ACTIVITIES:

Proceeds from excess of deposit liabilities assumed over assets acquired, net of cash acquired	—	253,235	7,223

Proceeds from sales and maturities of:

Investment securities held to maturity	—	2,000	1,003

Investment securities available for sale	146,500	18,000	126,544

Mortgage-backed securities available for sale	1,552	37,055	50,627

Mortgage-backed securities in trading portfolio	—	33,778	2,764

Purchase of commercial paper available for sale	(39,541)	—	—

Purchase of investment securities available for sale	(136,768)	(28,150)	(66,771)

Purchase of mortgage backed securities available for sale	(226,343)	(23,543)	—

Purchase of mortgage backed securities held to maturity	(33,075)	—	—

Purchase of mortgage backed securities in trading portfolio	—	(12,000)	(4,468)

Principal repayment on mortgage backed securities	33,772	34,529	9,809

Principal repayment on revenue bonds	405	245	—

Purchase of FHLB stock	(2,664)	(2,136)	(131)

Net decrease (increase) in loans	85,230	(573,912)	(335,648)

Purchase of premises and equipment, net	1,197	(14,685)	(10,437)

Proceeds from sale of other real estate owned	8,566	(4,485)	5,501

Investments in other real estate owned (net)	496	733	2,276

Net cash used in investing activities	(160,673)	(279,336)	(211,708)

FINANCING ACTIVITIES:

Net increase in deposits	95,778	292,807	165,571

Net increase in repurchase agreements	601	15,186	5,048

Net change of minority interest in FFO	—	—	645

Proceeds from issuance of common stock	2,779	73,700	240

Proceeds from minority interest in trust subsidiary	—	—	28,750

Proceeds from issuance of debt	10,535	32,000	—

Repayment of holding company debt	(15,934)	—	—

(Repayment)/proceeds from FHLB advances, net	(24,231)	(14,300)	27,868

Dividends on perpetual preferred stock	(264)	(264)	(264)

Net cash provided by financing activities	69,264	399,129	227,858

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,149)	54,540	17,557

CASH AND CASH EQUIVALENTS, beginning of year	142,610	88,070	70,513

CASH AND CASH EQUIVALENTS, end of year	$93,461	$142,610	$88,070

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$98,159	$72,610	$52,730

Cash (received) paid during the year for income taxes	(10,883)	(7,618)	5,880

Non-cash transactions:

Refinancing of unsecured notes	7,000	—	—

Conversion of subordinated debt	—	—	5,888

Stock issued for minority interest in FFO	—	—	5,307

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999

1. BUSINESS:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the “Company” or “Republic”) include the accounts of the Company and its wholly owned subsidiaries, RBI Capital Trust I (“RBI”), Republic Bank, F.S.B. (the “Savings Bank”) and Republic Bank (the “Bank”) and the Bank’s wholly-owned subsidiaries, Republic Insurance Agency, Inc., RBREO, Inc., and Tampa Bay Equities, Inc. All financial information has been restated for the acquisitions of F.F.O. Financial Group, Inc. (“FFO”) in 1997, Bankers Savings Bank, F.S.B. (“BSB”) and Lochaven Federal Savings and Loan Association (“Lochaven”) both in 1998. All significant inter-company accounts and transactions have been eliminated. Our primary source of income is from our banking subsidiary, which operates 81 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

BUSINESS COMBINATIONS

Bankers Savings Bank, F.S.B.

On November 5, 1998, BSB, Coral Gables, Florida, was merged into the Company (the “BSB Acquisition”) in a stock transaction, with BSB stockholders receiving 396,872 shares of our common stock (an exchange ratio of 0.5749 of a share for each share of BSB common stock). There were also 212,000 options outstanding for BSB common stock, which were exchanged for 121,853 options for our common stock. At the date of acquisition, BSB had total assets of $70.0 million, total loans of $46.2 million, total deposits of $61.1 million and operated two branches in Dade County. The BSB Acquisition was accounted for as a pooling of interests with the books and records of BSB combined with ours at historical cost.

Lochaven Federal Savings and Loan Association

On November 5, 1998, Lochaven, Orlando, Florida, was merged into the Company (the “Lochaven Acquisition”) in a stock transaction with Lochaven stockholders receiving 169,084 shares of our common stock (an exchange ratio of 0.2776 of a share for each share of Lochaven common stock). There were also 35,000 options outstanding for Lochaven common stock, which were exchanged for 9,716 options of our common stock. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million, total deposits of $54.0 million and operated one branch in Orange County. The Lochaven Acquisition was accounted for as a pooling of interests with the books and records of Lochaven combined with ours at historical cost.

F.F.O. Financial Group, Inc.

On September 19, 1997, FFO, St. Cloud, Florida, the parent company for First Federal Savings and Loan Association of Osceola County (“First Federal”), was merged into the Company in a stock transaction (the “FFO Merger”). At the time of the FFO Merger, Mr. William R. Hough owned a majority interest in FFO and us.

The FFO Merger was accounted for as a corporate reorganization in which Mr. Hough’s interest in FFO was combined at historical cost in a manner similar to a pooling of interests while the minority interest in FFO was combined using purchase accounting rules. The excess of the purchase price of the minority interest over the market value was first assigned to individual assets and liabilities with the remaining $4.5 million considered unidentifiable goodwill, which is being amortized over 10 years. We issued 1,668,370 shares of common stock to the controlling interest and 826,709 shares of common stock to the minority interest.

Firstate Financial, F.A.

On April 18, 1997, we acquired Firstate Financial, F.A. (“Firstate”), a thrift institution headquartered in Orlando, Florida, for a cash purchase of $5.5 million. At acquisition, Firstate had total assets of $71.1 million, total deposits of $67.9 million and operated a branch in each of Orange and Seminole Counties. The acquisition was accounted for using the purchase accounting rules, which do not require prior period restatement. The amount of goodwill recorded was $130,000. Accordingly, the Consolidated Statements of Operations only reflect activity subsequent to the acquisition date.

ACQUISITIONS

NationsBank and Barnett Branches

In December 1997, we entered into two agreements with BankAmerica Corporation (“BankAmerica”, formerly NationsBank Corporation) to acquire eight branch offices of BankAmerica’s subsidiary banks, NationsBank, N.A. (“NationsBank”) and Barnett Bank N.A. (“Barnett”), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to the branches. The first agreement (the “Florida Agreement”), was consummated on June 19, 1998, representing the acquisition of three NationsBank branches and four Barnett branches, collectively, located throughout Florida (the “Florida Branches”). The second agreement (the “Georgia Agreement”), was consummated August 20, 1998, for a Barnett branch located in Brunswick, Georgia (the “Georgia Branch”). When acquired on June 19, 1998, the Florida Branches had deposit liabilities of $199.9 million and loans of $114.4 million, and the Georgia Branch, at acquisition, had deposit liabilities of $16.9 million and loans of $7.5 million. We paid a deposit premium of $24.0 million, loan premium of $3.2 million, and a $5.5 million premium for real and personal property for the NationsBank and Barnett branches. These purchases were both accounted for using purchase accounting rules, with deposit premiums being amortized using the straight-line method over a 10 year period and the loan and property premiums being amortized over the life of the underlying assets.

On September 10, 1999, the Company sold its Brunswick, Georgia office of the Savings Bank to Sapelo National Bank (“Sapelo”) for a gain of $1.1 million. Sapelo acquired all of the associated deposits at the Brunswick office. This sale also included lease rights on the building where the Brunswick office was located and all fixed assets associated with the property. The Savings Bank also sold its loan portfolio to the Bank on September 3, 1999. The Savings Bank has been dissolved.

Dime Savings Bank

In March 1998, we entered into an agreement with Dime Savings Bank, F.S.B. (“DSB”), to acquire DSB’s branch in Deerfield Beach, Florida (Broward County) and to assume the deposit liabilities, at acquisition date, of approximately $206.7 million and purchase the personal property and equipment of the branch for $100,000. The transaction, which was consummated on August 13, 1998, was accounted for using purchase accounting rules, with a deposit premium of $9.8 million to be amortized over 10 years.

BankAmerica (formerly NationsBank) and Barnett Branch Lease Assumptions and Facility Purchases

We and BankAmerica entered into a series of purchase, lease assumption and sublease agreements under which we purchased three former NationsBank branch offices and leased 22 former branches of NationsBank and Barnett Bank that were closed in connection with the merger of NationsBank and Barnett. These branch office sites are located throughout the State of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Dade, Marion, Palm Beach, Pinellas and Volusia Counties. We paid BankAmerica $3.8 million for the three purchased offices and, in addition to assuming the lease obligations, paid approximately $3.0 million (for furniture, fixtures and equipment and certain real estate and as a premium) in connection with the lease assumption transactions. Three of these branch offices were opened at the end of 1998, with the remaining offices opened during 1999.

RBI Capital Trust I (“RBI”)

RBI is a wholly owned subsidiary of the Company, which was formed on May 29, 1997, to issue Cumulative Trust Preferred Securities (the “Preferred Security or Securities”), to the public. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in our junior subordinated debt, which also has an interest rate of 9.10%. We used the proceeds from the junior subordinated debt to increase the equity capital. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears, with the first payment having been paid on September 30, 1997. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. We have the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the Preferred Securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. If payments are deferred, we will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. We have the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to us receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, we have the right, at any time; to shorten the maturity of the junior subordinated debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

We have reported our obligation, with respect to the holders of the Preferred Securities, as a separate line item in the accompanying Consolidated Balance Sheets under the caption “Company-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely junior subordinated debentures of the Company”. The related dividend expense, net of the tax benefit, is reported as a separate line item in the accompanying Consolidated Statements of Operations under the caption “Minority interest in income from subsidiary trust.”

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

Investment Securities

Securities that we have both the positive intent and ability to hold to maturity are classified as “Held to Maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as “Available for Sale”, are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Investments identified as “Trading”, include the resulting residual interest in cash flows from the securitization of residential and High LTV Loans, where applicable, and the excess spread, interest only-strip. Trading securities are carried at market value with any unrealized gains or losses included in the Consolidated Statements of Operations under “Gain (loss) on securities, net.”

Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in interest on investment securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported as a component of other noninterest income.

Loans

Interest on commercial and real estate loans and substantially all installment loans is recognized monthly on the loan balance outstanding. Our policy is to discontinue accruing interest on loans 90 days or more delinquent and restructured loans that have not yet demonstrated a sufficient payment history, which, in our opinion, may be doubtful as to the collection of interest or principal. These loans are designated as “non-accrual” and any accrued but unpaid interest previously recorded is reversed against current period interest revenue.

Loan origination and commitment fees net of certain costs are deferred, and the amount is amortized as an adjustment to the related loan’s yield, generally over the contractual life of the loan. Unearned discounts and premiums on loans purchased are deferred and amortized as an adjustment to interest income on a basis that approximates level rates of return over the term of the loan.

Hedging Contracts and Loans Held for Sale

At December 31, 1999, the Company did not have an inventory of loans held for sale and did not maintain any hedging instruments. In 1998, we managed our interest rate market risk on the loans held for sale and our estimated future commitments to originate and close mortgage loans for borrowers at fixed prices (“Locked Loans”) through hedging techniques which included listed options and fixed price forward delivery commitments (“Forward Commitments”) to sell mortgage-backed securities or specific whole loans to investors on a mandatory or best efforts basis. We recorded the inventory of loans held for sale at the lower of cost or market on an aggregate basis after considering any market value changes in the loans held for sale, Locked Loans, and Forward Commitments. Transfers of loans held for sale, to the portfolio category, were recorded at the lower of cost or market value.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The FASB has issued SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which was effective for our fiscal year beginning January 1, 1997. SFAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to providing further guidance related to the recording of mortgage servicing rights (“MSR’s”), SFAS No. 125 requires that we classify residual interest retained and excess spread interest only-strip on loans which are securitized, as trading assets. Consequently, we are required to carry these assets at their current market value as of the balance sheet date with the resulting valuation adjustments recorded in the Consolidated Statements of Operations.

We use an automated portfolio analysis system to value our MSR’s at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. We have no valuation allowances recorded for the years ended December 31, 1999 and 1998. The following table shows the amount of servicing assets which were capitalized and amortized, and the fair value of those assets as of December 31, for the periods indicated ($ in thousands):

	1999	1998	1997

Balance, beginning of year	$22,930	$7,172	$2,011

Rights acquired through Firstate Acquisition	—	—	225

Capitalized servicing assets	566	20,418	5,517

Amortization	(2,815)	(4,660)	(581)

Balance, end of year	$20,681	$22,930	$7,172

Fair value of assets	$29,728	$29,608	$7,552

Allowance for Loan Losses

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. Our allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

Accounting for Impairment of Loans

Our identification of impaired loans considers those loans, which are nonperforming and have been placed on non-accrual status and those loans, which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of December 31, 1999, $23.0 million of loans were considered impaired by us. Approximately $22.1 million of these loans required valuation allowances, totaling $3.6 million, which are included within the overall allowance for loan losses at December 31, 1999. Residential mortgages and consumer loans and leases outside the scope of SFAS No. 114 are collectively evaluated for impairment.

As of December 31, 1998, $22.0 million of loans were considered impaired by us. Approximately $11.9 million of these loans required valuation allowances, totaling $1.4 million, which were included within the overall allowance for loan losses at December 31, 1998.

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

Other Real Estate

Other real estate owned (“ORE”) represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. We believe that such sales will result in net proceeds at least equal to present carrying values.

Earnings Per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share,” SFAS No. 128 simplifies the method for computing and presenting earnings per share (“EPS”) previously required by Accounting Principal Board (“APB”) Opinion No. 15, “Earnings Per Share”, and makes them comparable to international EPS standards. SFAS No. 128 was effective for periods ending after December 15, 1997, and required restatement of all prior period EPS data. It replaced the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Income Taxes

We follow the liability method, which establishes deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a more-likely-than-not criterion is met, that is, unless a greater than 50% probability exists that the tax benefits will not actually be realized sometime in the future.

Our subsidiaries and we file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between us and our subsidiaries whereby taxes for the subsidiaries are computed as if the subsidiaries were separate entities. Amounts to be paid or credited with respect to current taxes are paid to or received from us.

Premium on Deposits

A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over three to ten years. Approximately $29.1 million and $32.7 million was included in Goodwill and premium on deposits in the accompanying consolidated Balance Sheets, as of December 31, 1999, and 1998.

Stock-Based Compensation Plans

We account for our stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires that companies not electing to account for stock-based compensation as prescribed by the statement, disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used are to determine the pro forma effects of SFAS No. 123.

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, “Reporting Comprehensive Income”, which was effective for our fiscal year beginning January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances in the financial statements. We implemented SFAS No. 130 in the year ended December 31, 1997.

Disclosures About Business Segments

In June 1997, the FASB adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” which was effective for our fiscal year beginning January 1, 1998. SFAS No. 131 establishes standards for the way we report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Through December 31, 1998 our commercial banking and mortgage banking activities constituted operating segments for which we have provided additional disclosure regarding their respective assets, revenues, profit or loss and other operating data. We implemented SFAS No. 131 in the year ended December 31, 1997.

As a result of the restructuring of our mortgage banking operation in the fourth quarter of 1998, that operation now represents an insubstantial portion of our overall business activities during 1999 and has ceased to be a reportable business segment.

Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters beginning after June 15, 2000. We do not believe that the adoption of SFAS No. 133 will have a material effect upon our results of operations.

Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for
Sale by a Mortgage Banking Enterprise

In October 1998, the FASB issued SFAS No. 134, “Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise”. SFAS No. 134 amends SFAS Nos. 65, “Accounting for Certain Mortgage Banking Activities” and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 134 establishes standards for the classification of securities and other beneficial interests in accordance with SFAS No. 115. SFAS No. 134 allows an enterprise engaged in mortgage banking activities to classify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans as trading, available for sale or held to maturity, depending upon an entity’s intent and ability to hold those securities, except for those with sales commitments in place which must be classified as trading. Previously, such securities and beneficial interests retained after securitization of mortgage loans held for sale by an entity engaged in mortgage banking activities were required to be classified as trading. SFAS No. 134 was effective for periods beginning after December 15, 1998 with early application permitted. The adoption of SFAS No. 134 did not have a material financial effect on the accompanying consolidated financial statements.

Cash Equivalents

For purposes of preparing the Consolidated Statements of Cash Flows, cash equivalents are defined to include cash and due from banks, interest bearing deposits and federal funds sold.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 1999 financial statement presentation.

3. INVESTMENT SECURITIES AND COMMERCIAL PAPER:

Our investment securities consisted primarily of U.S. Treasury Bills, Notes, and Agencies. The investment securities at December 31, 1999 and 1998, are summarized as follows ($ in thousands):

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

At December 31, 1999:

Available for sale securities:

U.S. Government Treasuries	$11,978	$—	$(147)	$11,831

U.S. Agencies	10,000	10	(23)	9,987

Revenue bond	3,794	18	(75)	3,737

Commercial Paper	39,888	—	—	39,888

Total	$65,660	$28	$(245)	$65,443

At December 31, 1998:

Available for sale securities:

U.S. Government Treasuries	$23,564	$137	$—	$23,701

U.S. Agencies	5,000	—	(94)	4,906

Revenue bond	2,298	98	—	2,396

Total	$30,862	$235	$(94)	$31,003

Book Value at December 31:	1999	1998

Available for sale securities	$65,443	$31,003

The amortized cost and estimated market value of investment securities at December 31, 1999, by contractual maturity are shown below ($ in thousands):

	Available-for-Sale

			Weighted
	Amortized	Market	Average
	Cost	Value	Yield

Due in 1 year or less	$46,889	$46,864	5.78%

Due after 1 year through 5 years	10,877	10,749	5.04

Due after 5 years	7,894	7,830	6.43

Total	$65,660	$65,443	5.73%

There were no sales of U.S. Treasury and Agency Notes during the year ended 1999 and 1998. Proceeds from sales of U.S. Treasury and Agency Notes during the year ended 1997, were $55.1 million. Gross losses of $7,100 were realized for the year ended December 31, 1997. Gross gains of $193,200, were realized during the year ended December 31, 1997. U.S. Treasuries and Federal Agency Notes with a book value of $12.0 million and $27.5 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes.

4. MORTGAGE-BACKED AND HIGH LTV LOAN SECURITIES:

Mortgage-backed securities (“MBS”), sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (1) the Government National Mortgage Association (“GNMA”); (2) the Federal Home Loan Mortgage Corporation (“FHLMC”); and (3) the Federal National Mortgage Association (“FNMA”). During 1999 and 1998 we securitized conventional and government insured first lien mortgage loans with carrying values at securitization of $85.6 million and $67.3 million, respectively. The Company also securitized High LTV Loans in 1998 with carrying values at securitization of $240.0 million. Securities held to maturity are recorded at amortized cost, while securities available for sale and trading are recorded at estimated market value. Mortgage-backed and High LTV Loan securities that were retained on the balance sheet at December 31, 1999 and 1998 are summarized as follows ($ in thousands):

	Amortized	Unrealized	Unrealized	Market
	Costs	Gains	Losses	Value

At December 31, 1999:

Available for sale securities:

GNMA securities	$299,836	$277	$(11,292)	$288,820

FHLMC securities	6,020	6	(308)	5,718

FNMA securities	17,159	139	(642)	16,656

Other MBS securities	4,338	—	(265)	4,074

Total MBS available for sale	$327,353	$422	$(12,507)	$315,268

Trading securities:

Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863

Republic Bank Owner Trust 1997-1 and 1998-1:

Overcollateralization	14,555	—	—	14,555

Residual interest	10,062	—	(470)	9,592

Excess servicing, interest only-strip	4,219	—	—	4,219

Total MBS trading securities	$39,699	$—	$(470)	$39,229

Held to maturity:

GNMA securities	$9,899	$6	$(33)	$9,872

FHLMC securities	7,140	23	(96)	7,067

FNMA securities	16,029	68	(74)	16,023

Total MBS held to maturity	$33,068	$97	$(203)	$32,962

At December 1, 1998:

Available for sale securities:

GNMA securities	$1,939	$11	$—	$1,950

FHLMC securities	10,025	26	(61)	9,990

FNMA securities	15,615	44	(136)	15,523

Other MBS securities	5,282	5	(37)	5,250

Total MBS available for sale	$32,861	$86	$(234)	$32,713

Trading securities:

GNMA securities	$24,695	$651	$—	$25,346

Republic Bank Owner Trust 1998-1 B2	10,863	—	—	10,863

Republic Bank Owner Trust 1997-1 and 1998-1:

Overcollateralization	10,928	—	—	10,928

Residual interest	14,484	—	—	14,484

Excess servicing, interest only-strip	4,446	—	—	4,446

Total MBS trading securities	$65,416	$651	$—	$66,067

Book Value at December 31:	1999	1998

Available for sale securities	$315,268	$32,713

Trading securities	39,229	66,067

Held to maturity securities	33,068	—

Total MBS	$387,565	$98,780

At December 31, 1999, the trading asset category included the following securities that resulted from our securitization of High LTV Loans: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998 and (2) $24.1 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998. Also, the trading category included $4.2 million of excess servicing interest only strips that resulted from securitization of first lien mortgage loans. The $10.9 million subordinated tranche is a non-investment grade security which is not considered to be an acceptable investment under Florida banking laws. We have recorded these assets at what we believe to be their fair market value; however, there is currently no ready market for subordinate tranches and residual interests in cash flows from securitization of High LTV Loans.

The amortized cost and estimated market value of the MBS portfolio at December 31, 1999, based on stated maturities and/or re-pricing characteristics are shown below ($ in thousands):

	Less Than	One - Five	Over Five
	One Year	Years	Years	Total

Amortized Cost:

Available for sale securities:

GNMA securities — fixed rate	$—	$108	$205,354	$205,462

GNMA securities — variable rate	94,374	—	—	94,374

FHLMC securities — fixed rate	—	1,070	3,950	5,020

FHLMC securities — variable rate	1,000	—	—	1,000

FNMA securities — fixed rate	—	432	11,988	12,420

FNMA securities — variable rate	1,155	3,584	—	4,739

Other MBS securities — fixed rate	—	—	4,338	4,338

Trading securities:

Mortgage related residual assets — fixed rate	—	—	39,699	39,699

Held to maturity:

GNMA securities — fixed rate	—	—	9,899	9,899

FHLMC securities — fixed rate	—	4,746	2,394	7,140

FNMA securities — fixed rate	—	6,312	9,717	16,029

Total MBS securities	$96,529	$16,252	$287,339	$400,120

Fair Value:

Available for sale securities:

GNMA securities — fixed rate	$—	$106	$194,938	$195,044

GNMA securities — variable rate	93,776	—	—	93,776

FHLMC securities — fixed rate	—	1,053	3,659	4,712

FHLMC securities — variable rate	1,006	—	—	1,006

FNMA securities — fixed rate	—	429	11,358	11,787

FNMA securities — variable rate	1,159	3,710	—	4,869

Other MBS securities — fixed rate	—	—	4,074	4,074

Trading securities:

Mortgage related residual assets — fixed rate	—	—	39,229	39,229

Held to maturity:

GNMA securities — fixed rate	—	—	9,872	9,872

FHLMC securities — fixed rate	—	4,699	2,368	7,067

FNMA securities — fixed rate	—	6,277	9,746	16,023

Total MBS securities	$95,941	$16,274	$275,244	$387,459

The amortized cost and estimated market value of the MBS portfolio at December 31, 1999 by contractual maturity are shown below ($ in thousands). Actual maturities may differ from contractual maturities because of prepayments of the underlying mortgages:

		Estimated	Weighted
	Amortized	Market	Average
	Cost	Value	Yield

Due one year or less	$—	$—	—%

Due 1 - 5 years	12,833	12,732	6.82

Due after 5 years	386,817	374,727	5.94

Total	$399,650	$387,459	5.97%

Proceeds from sales of MBS securities during the years ended December 31, 1999, 1998 and 1997 were $0, $79.1 million and $59.1 million, respectively. Gross gains of $0, $1.2 million and $359,500 and gross losses of $0, $363,000 and $1,900, respectively, were realized on these sales. MBS with book and market values of $60.1 million were pledged to secure repurchase agreements at December 31, 1999. Net unrealized holding (losses)/gains on trading securities of $(470,000), $173,000, and $764,000 were included in income during 1999, 1998, and 1997, respectively.

5. LOANS AND LOANS HELD FOR SALE:

Loans and loans held for sale at December 31, 1999 and 1998, are summarized as follows ($ in thousands):

	1999	1998

Real estate mortgage loans:

One-to-four family residential	$953,764	$977,227

Multi-family residential	84,921	97,264

Commercial real estate	416,827	379,797

High LTV Loans	96,758	116,744

Construction/land development	165,649	130,415

Home equity loans	66,419	76,261

Commercial loans	90,639	84,267

Consumer loans	22,511	43,227

Total gross portfolio loans	1,897,488	1,905,202

Less-allowance for loan losses	(28,177)	(28,077)

Less-premiums and unearned discounts on loans purchased	316	275

Less-unamortized loan fees, net	(7,912)	(9,188)

Total loans held for portfolio	1,861,715	1,868,212

Residential loans held for sale:

Residential first mortgage loans	—	184,176

Total loans	$1,861,715	$2,052,388

Mortgage loans serviced for others as of December 31, 1999 and 1998, were both $1.5 billion. Loans on which interest was not being accrued totaled approximately $25.0 million, $36.6 million, and $30.4 million at December 31, 1999, 1998 and 1997, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $3.0 million, $3.2 million, and $2.3 million in the years ended December 31, 1999, 1998 and 1997, respectively. Loans past due 90 days or more and still accruing interest at December 31, 1999 and 1998, totaled approximately $171,000 and $1.2 million, respectively. Our restructured loans totaled $1.2 million and $411,000 during 1999 and 1998, respectively.

6. ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,

	1999	1998	1997

BALANCE, beginning of year	$28,077	$22,023	$19,774

Provision for possible loan losses	9,923	14,261	3,247

Allowance from Firstate acquisition	—	—	132

Allowance from purchased loans	275	—	—

Discount on purchased loans allocated to (from) allowance for loan losses	(470)	(4,303)	39

Loans charged-off	(11,123)	(4,394)	(1,402)

Recoveries of loans charged-off	1,495	490	233

BALANCE, end of year	$28,177	$28,077	$22,023

While we believe that the allowance for loan losses is adequate at December 31, 1999, based on currently available information, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral or other factors. Additionally, the Florida Department of Banking and Finance, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of December 31, 1999 and 1998, approximately $1.3 million and $2.3 million of the allowance remained from the allocation of discounts on purchased loans.

7. PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1999 and 1998, included ($ in thousands):

	1999	1998

Land	$9,560	$10,524

Buildings and improvements	30,126	31,414

Furniture and equipment	31,729	31,035

Leasehold improvements	5,134	4,504

Construction in progress	20	2,302

Total premises and equipment	76,569	79,779

Less-accumulated depreciation and amortization	(23,995)	(19,505)

Premises and equipment, net	$52,574	$60,274

8. OTHER REAL ESTATE (“ORE”):

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. We have been granted an extension on a piece of property, with a book value of $172,000, until December 6, 2000. This property, consisting of residential lots, is currently under contract with closings to begin in the first quarter of 2000. There are no other properties, which have exceeded the five-year holding period limitation.

Loans converted to ORE through foreclosure proceedings totaled $8.9 million, and $4.9 million, for the years ended December 31, 1999 and 1998, respectively. Sales of ORE that were financed by us totaled $1.5 million and $86,000 for the years ended December 31, 1999 and 1998, respectively.

Changes in the valuation allowance for ORE were as follows ($ in thousands):

	For the Years Ended December 31,

	1999	1998	1997

BALANCE, beginning of year	$4,405	$3,279	$2,672

Provision	80	1,603	530

Charge-offs, net	(4,347)	(477)	77

BALANCE, end of year	$138	$4,405	$3,279

9. INCOME TAXES:

Income taxes are comprised of the following ($ in thousands):

	For the
	Years Ended
	December 31,

	1999	1998	1997

Current (benefit)/provision	$6,411	$(4,272)	$7,916

Deferred provision/(benefit)	1,389	(2,330)	(1,751)

	$7,800	$(6,602)	$6,165

At December 31, 1999, we had approximately $21.3 million of remaining federal and $33.8 million of state net operating loss carry-forwards. These carry-forwards expire in the years 2005 through 2019. Following the change of ownership in 1993, and the four acquisitions in 1997 and 1998, recognition of net operating loss carry-forwards incurred prior to 1998, are limited to approximately $732,000 each year under the rules of Internal Revenue Code (“IRC”) Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.

A portion of the net operating loss incurred during 1998 was carried back to the previous two years for federal income tax purposes. The remaining 1998 net operating loss and 1999 federal and state carry-forwards of $13.5 million and $28.2 million, respectively, which are included above are not subject to any annual limitations.

Deferred tax assets and liabilities were comprised of the following at December 31, 1999 and 1998 ($ in thousands):

	1999	1998

Gross deferred tax assets:

Tax bases over financial bases for loans (loan loss allowance and discounts)	$10,098	$10,217

Financial amortization of premium over tax amortization	1,094	722

Interest on non-accrual loans	650	584

Tax bases over financial bases for ORE	100	2,202

Net operating losses and tax credit carry-forward	9,451	7,866

Mark-to-market-loans held for sale	—	1,192

Accrued restructuring and other costs	—	2,192

Other	136	163

Gross deferred tax asset	21,529	25,138

Gross deferred tax liabilities:

Gains on sale of loans-financial bases greater than tax bases	(6,669)	(8,926)

Fixed assets — financial bases greater than tax bases	(1,905)	(1,272)

Purchased assets — FMV adjustments	(493)	(368)

Mortgage servicing rights	(3,413)	(3,888)

Other	(826)	(979)

Gross deferred tax liabilities	(13,306)	(15,433)

Less valuation allowance	—	(523)

Net deferred tax asset	$8,223	$9,182

An amount relating to the unrealized gain on available for sale securities, which is recorded directly to stockholders’ equity, increased during 1999 by $4.6 million and decreased during 1998 by $283,000.

Through the merger of FFO in 1997, BSB and Lochaven in 1998, we acquired unrecognized deferred tax liabilities of approximately $3.2 million, $17,000 and $69,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, we cease to be a bank, these reserves shall be taken into account ratably over the six taxable year period beginning with such taxable year.

Our effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows ($ in thousands):

	For the Years Ended December 31,

	1999	1998	1997

Computed “expected” tax provision (benefit)	$6,861	$(5,894)	$5,226

Increase (reduction) of taxes:

Tax-exempt interest income	(18)	(18)	(20)

Valuation allowance on deferred tax asset	(523)	—	286

Goodwill amortization	179	162	47

State taxes	841	(624)	550

Other	460	(228)	76

Total	$7,800	$(6,602)	$6,165

10. OTHER BORROWINGS:

FHLB Advances

At December 31, 1999, we were required by our collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 1999 and 1998 were collateralized by such loans and securities totaling $769,000 and $25.0 million, respectively. In addition, all of our FHLB stock is pledged as collateral for such advances.

Maturities and average interest rates of advances from the FHLB as of December 31, 1999 and 1998, were as follows ($ in thousands):

		Balance at
Maturities in		December 31,
Year Ending	Weighted
December 31,	Average Rate	1999	1998

1999	5.15%	$—	$25,000

2014	6.85%	769	—

TOTAL		$769	$25,000

Senior Debt

On September 24, 1998, we entered into a loan agreement (“Loan Agreement”) with SunTrust Bank, Central Florida, N.A. (“SunTrust”), which SunTrust extended us a non-revolving line of credit (“Senior Debt”) for up to $25.0 million. Interest on the loan is payable monthly and the maturity date for the loan was September 25, 1999. On September 25, 1998, we received the full $25.0 million balance under the line of credit. The proceeds of the Senior Debt were used to maintain the regulatory capital at “well capitalized” levels and to support the planned branch expansion activities.

The terms of the loan agreement were amended on December 30, 1998 to require, among other things, that: (1) an interest rate of LIBOR plus 1.50%, effective January 1, 1999 be paid; (2) we maintain a supervisory rating of no less than “3” on the regulatory composite scale of ‘1’ to ‘5’ (“1” being the highest, “5” being the lowest) and that we do not become subject to a ‘cease and desist’ order; and (3) upon the written request from SunTrust at any time after March 31, 1999, for any reason whatsoever, Mr. William R. Hough will purchase the loan from SunTrust.

On March 19, 1999, the loan agreement was further amended to extend the date for SunTrust’s option to request purchase of the loan from March 31, 1999 to September 24, 1999, the maturity date of the loan. We agreed to establish an interest reserve account with SunTrust and to deposit in the account sufficient funds to pay interest on the note through the maturity date. SunTrust retained its right to request purchase of the loan in the event we failed to comply with financial covenants of the loan agreement which require us to: (1) maintain our ratio of nonperforming assets to assets at no more than three percent; (2) maintain our debt service coverage ratio at no less than two to one; and (3) eliminate the excess of dividends paid by the Bank to the Company over the Bank’s net income for the current and preceding two years by June 30, 1999.

During 1999, we paid down the principal amount of the $25.0 million loan from SunTrust by $15.0 million to a balance of $10.0 million. The $10.5 million of net proceeds from the sale of Debentures (see below), after deducting offering costs, and the cash received from dissolution of the Savings Bank, were used to repay principal on the SunTrust loan. In connection with the paydown, SunTrust agreed to extend the remaining portion of its loan to us through March 31, 2001 with monthly payments of $278,000 principal plus interest at Libor plus 1.50% and a balloon payment on March 24, 2001 of approximately $5.0 million. At December 31, 1999, the loan carried a balance of $9.2 million with a variable rate of 7.93%.

Convertible Subordinated Debt

      In September 1999, we completed a private placement to accredited investors of $15.0 million of our 7.0% convertible subordinated debentures (the “Debentures”) maturing on October 1, 2014.  Each $1,000 principal amount of the Debentures are convertible at any time by the holder into 55.55556 shares of our $2.00 par value common stock. The resulting conversion price of $18.00 per share represented a premium of approximately 22% over the $14.75 September 21, 1999 closing price of our common stock on the NASDAQ National Market. The Debentures are redeemable by us at any time after October 1, 2004 at a premium of 106% with the premium declining one percent per year thereafter. The Debentures may also be redeemed at our option, without a premium, if the closing price of our common stock equals or exceeds $23.40 for 20 consecutive trading days.

Holding Company Unsecured Notes and Term Subordinated Debt

On December 30, 1998, we entered into loan agreements with certain members of our Board of Directors to borrow $7.0 million in unsecured notes. Interest on these notes is payable monthly at a variable rate, changing every 90 days, equal to the three month LIBOR rate plus 2.50%. The initial rate was 7.747%. The notes matured on September 25, 1999. We contributed $5.0 million of the proceeds from these unsecured notes to maintain the regulatory capital at “well-capitalized” levels. The remaining $2.0 million of the proceeds was retained to service our debt. The repayment of principal and interest on these notes is subordinate to the payment of all principal and interest on the Senior Debt, and the payment of interest on the Company-obligated mandatorily redeemable capital securities of the subsidiary trust holding solely the junior subordinated debentures of the Company.

In September 1999, we refinanced the $7.0 million of debt to our directors. Approximately $4.3 million of the Debentures were issued to our directors in exchange for an equal amount of the pre-existing debt, with the balance of the Debentures being sold to third party accredited investors. The $2.7 million balance of the $7.0 million debt to the directors not converted into the Debentures was exchanged for an equal principal amount of non-convertible term subordinated debt (the “Term Debt”), maturing on September 22, 2006 with a variable interest rate of prime plus one percent (or 9.50% at December 31, 1999). Both the Debentures and the Term Debt issued by us qualify as Tier 2 capital under applicable regulatory capital guidelines.

11. OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:

Concentration of Credit Risk

Our core customer loan origination base is located along the west coast and in central Florida. The majority of our purchased loan portfolio is concentrated in the states of Florida, California, Texas, and in the northeastern United States. At December 31, 1999 and 1998, approximately 94% and 93%, respectively, of our loan portfolio was secured by real estate. Mortgage loans secured by one-to-four family properties comprised approximately 48% and 50%, respectively, of total mortgage loans at December 31, 1999 and 1998.

Off-Balance-Sheet Items

We enter into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and commercial and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risks that are not recognized in the accompanying Consolidated Balance Sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 1999, is as follows ($ in thousands):

Contractual
Amount

Commitments to extend credit	$160,998

Unfunded lines of credit	205,128

Commercial and standby letters of credit	8,860

Total	$374,986

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on our credit evaluation of the counter party. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit, which have been extended to customers.

Commercial and standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. We typically hold certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower. Outstanding, unsecured standby letters of credit at December 31, 1999 totaled approximately $2.6 million.

Commitments

We have entered into a number of non-cancelable operating leases primarily for branch banking locations. At December 31, 1999, minimum rental commitments based on the remaining noncancelable lease terms were as follows ($ in thousands):

2000	$6,032

2001	5,473

2002	4,716

2003	4,068

2004	3,100

Thereafter	10,785

Gross operating lease commitments	34,174

Less-sublease rentals	(2,947)

Net operating lease commitments	$31,227

Total rent expense for the years ended December 31, 1999, 1998 and 1997, was $6.0 million, $4.0 million, and $3.0 million, respectively. Total rental income from subleases for the years ended December 31, 1999, 1998 and 1997, was $909,000, $1.2 million, and $1.2 million, respectively.

During 1994, a capital lease obligation of approximately $981,000 was incurred related to the leasing of data processing equipment with an implicit rate of 7.49%. This capital lease expired in 1999. In addition, we are obligated to make processing payments in relation to our computer facilities of approximately $2.1 million in 2000 and $347,000 in 2001.

Contingencies

In January 1999, we filed a lawsuit against a former vendor that provided printing and direct mailing services for the Company’s mortgage banking operations to invalidate a term contract executed by the former manager of the High LTV Loan origination unit. The vendor had filed arbitration proceedings against us relating to the same issues. On February 1, 2000, we reached a settlement of this matter wherein we agreed to pay $716,000 to the vendor, which was recorded as of December 31, 1999, and the vendor agreed to waive all further claims for contract payments allegedly owed by us. Separately, the former manager of the High LTV Loan origination unit is asserting an unpaid compensation claim against us that we believe is without merit. We intend to defend such action vigorously.

In November 1999, we received a claim from 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) which alleges that we had knowledge, prior to acquiring BSB, that we would incur a substantial loss during the fourth quarter of 1998. The claim also alleges breach of contract, fraud and violations of the Florida statutes governing securities transactions. We believe the claim is without merit and intend to defend such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

12. EMPLOYEE BENEFIT PLANS:

The Company has a retirement plan, covering substantially all employees, which includes a 401(k) arrangement. Our contributions were $268,800, $683,800, and $437,200 in the years ended December 31, 1999, 1998 and 1997, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Generally, our practice and intent is to hold our financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value. However, many of our financial instruments lack quoted market prices. Although we have incorporated what we consider appropriate estimation methodologies for those financial instruments which lack quoted market prices, a significant number of assumptions must be used in determining such estimated fair values. Such assumptions include subjective assessments of current market conditions, perceived risks associated with these financial instruments and other factors. Different assumptions might be considered by the user of the financial statements to be more appropriate, and the use of alternative assumptions or estimation methodologies could have a significant effect on the resulting estimated fair values. The estimated fair values presented neither include nor give effect to the values associated with our business, existing customer relationships, and branch banking network, among other things.

The following estimates of the fair value of certain financial instruments held by us include only instruments that could reasonably be evaluated. The investment and mortgage backed securities portfolio was evaluated using market quotes, where available or fair market values calculations as of December 31, 1999 and 1998. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows at current market, after adjusting for credit deterioration and an average prepayment assumption, were used based upon current rates we would use in extending credit with similar characteristics. These rates may not necessarily be the same as those, which might be used by other financial institutions for similar loans. Cash and due from banks and federal funds sold were valued at cost. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates. The value of our mortgage servicing rights was determined using the discounted cash flows from servicing.

These evaluations may incorporate specific value to us in accordance with our asset/liability strategies, interest rate projections and business plans at a specific point in time and therefore, should not necessarily be viewed as liquidation value. They should also not be used in determining our overall value due to undisclosed and intangible aspects such as business and franchise value, and due to changes to assumptions of interest rates and expected cash flows which might need to be made to reflect expectations of returns to be earned on instruments with higher credit risks.

The table below illustrates the estimated fair value of our financial instruments as of December 31 using the assumptions described above ($ in thousands):

	1999	1998

Financial Assets:

Cash and due from banks	$62,643	$46,143

Interest bearing deposits in banks	3,758	3,467

Federal funds sold	27,060	93,000

Investment and mortgage backed/related securities	452,902	129,783

Loans	1,888,946	2,100,862

Mortgage servicing rights	30,247	29,608

Financial Liabilities:

Deposits	2,286,110	2,200,203

Securities sold under agreements to repurchase	37,241	36,640

FHLB advances	769	25,000

Holding company senior debt	9,167	25,000

Convertible subordinated debt	14,684	—

Term subordinated debt	2,750	—

Holding company unsecured notes	—	7,000

Standby letters of credit	8,860	11,396

Commitments to extend credit and unfunded lines of credit	366,126	457,288

14. STOCKHOLDERS’ EQUITY:

Perpetual Preferred Convertible Stock

We have 75,000 outstanding shares of perpetual preferred convertible stock. The preferred stock has a liquidation preference of $88 per share and carries a noncumulative dividend of $3.52 per year, payable quarterly. Dividends on the preferred stock must be paid before any dividends on common stock can be paid. Beginning December 16, 1994, and thereafter, the preferred stock can be converted by the holders into 10 shares of common stock for each share of preferred stock. The holders of the preferred stock vote with the holders of the common stock and are entitled to 10 votes per share of preferred stock.

Dividends

Florida statutes limit the amount of dividends we can pay in any given year to that year’s net income plus retained net income from the two preceding years. Additionally, we cannot pay dividends, which would cause us to be undercapitalized as defined by federal regulations. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. At January 1, 2000, the Bank’s dividends paid in 1998 and 1999 exceeded its net profits for those years by $6.8 million. Accordingly, the Bank would not be permitted to pay dividends to the parent holding company until earnings in 2000 are sufficient to offset this deficit.

Non-qualified Stock Options

The Board of Directors may grant up to 25,000 shares of unqualified options each year. As of December 31, 1999, 45,000 of such options were outstanding. The per share exercise price of each stock option is determined by the Board of Directors at the date of grant, vesting over a five year period.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan to certain key employees. In connection with our reorganization and share exchange in which all of the stockholders adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the “Plan”) as a replacement for our 1994 Stock Option Plan. The Plan was approved by the stockholders at a Special Meeting held on February 27, 1996. On April 23, 1996 and April 28, 1998, the shareholders approved certain amendments to the Plan (the “Amendments”). Under the

Amendments, the total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the Board of Directors (“the Committee”). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. However, in the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. As of December 31, 1999, performance options under the plan, which were granted to the employees of the mortgage banking division, have all either been exercised or have expired.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value. During 1999, 1998 and 1997, options to purchase 242,500, 167,896 and 172,785 shares, respectively, under the Plan were granted. Of the options previously granted, 243,991 shares have expired, thereby making these options available for future grants. As of December 31, 1999, 494,557 options remained outstanding under this plan, with 336,747 shares available to be granted at a future time.

1997 Stock Appreciation Rights Plan

On October 21, 1997, the Board of Directors approved a Stock Appreciation Rights Plan (the “SAR Plan”). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of our common stock at the time of exercise, over the fair market value of a share of our common stock at date of grant, times the number of rights exercised. As of December 31, 1999, 40,250 SAR’s had been granted at the then current market value of $26.675 with 32,540 remained outstanding. No more than 20% of the shares may vest annually by beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant.

We record compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SAR’s. As of December 31, 1999, there had been no appreciation of our common stock over the fair market value at date of grant. Therefore, compensation expense has been recorded only for those rights, which have been exercised.

Aggregate Stock Option Activity

We have adopted SFAS No. 123 for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions (weighted averages) for 1999, 1998 and 1997: risk-free interest rate of 6.34%, 4.66% and 5.35%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 24.0% for 1999, 70.1% for 1998 and 30.9% for 1997. The approximate fair value of the stock options granted in 1999, 1998, and 1997 is $2.9 million, $3.4 million and $1.6 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest over five years. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, our net income (loss) and earnings (loss) per share, as reported, would have been the following pro forma amounts ($ in thousands except per share data):

	1999	1998	1997

Net income (loss)
As reported	$10,692	$(12,421)	$7,787
Pro forma	9,452	(13,176)	7,444

Net income (loss) per share-diluted
As reported	.95	(1.34)	1.01
Pro forma	.84	(1.42)	.97

Net income (loss) per share-basic
As reported	.99	(1.34)	1.12
Pro forma	.88	(1.42)	1.07

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost might not be representative of that expected in future years. A summary of the status of our stock option plans at December 31, 1999, 1998 and 1997, and for the years then ended is presented in the table below:

	1999		1998		1997

		Wtd Avg.		Wtd Avg.		Wtd Avg.
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price

Fixed Options

Outstanding — beg. of year	503,939	$20.15	407,995	$15.10	281,217	$11.68

Granted	267,500	14.73	167,896	28.58	160,385	20.67

Exercised	(119,595)	10.33	(61,552)	9.65	(21,300)	11.79

Forfeited/Expired	(112,287)	22.79	(10,400)	20.55	(12,307)	15.32

Outstanding — end of year	539,557	19.09	503,939	20.15	407,995	15.10

Exercisable — end of year	234,357	19.04	284,579	13.36	253,425	11.61

Wtd. avg. fair value of options granted		10.93		20.04		9.45

Performance Options

Outstanding — beg. of year	139,100	14.79	172,400	14.56	200,000	13.63

Granted	—	—	—	—	12,400	26.683

Exercised	(113,100)	13.63	(16,500)	13.63	—	—

Forfeited/Expired	(26,000)	19.85	(16,800)	13.63	(40,000)	13.63

Outstanding — end of year	—	—	139,100	14.79	172,400	14.56

Exercisable — end of year	—	—	68,900	14.79	—	—

Wtd. avg. fair value of options granted		—		—		11.91

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/99	Contractual Life	Exercise Price	at 12/31/99	Exercise Price

$10.00-12.63	68,150	7.79	11.81	34,550	11.02

13.63-17.63	280,667	8.22	14.79	110,107	14.32

26.68-28.94	190,740	8.17	28.14	89,700	27.92

15. EARNINGS (LOSS) PER SHARE:

Net Income (Loss) Per Common and Common Equivalent Share

In 1997 we adopted SFAS No. 128, “Earnings Per Share,” effective December 15, 1997. Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred stock and the convertible subordinated debentures had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Basic earnings (loss) per common share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. During 1999, there were 298,140 stock options and 270,000 shares of convertible subordinated debt which were antidilutive. During 1998, there were 643,039 stock options and 750,000 shares of convertible preferred stock, which were antidilutive. During 1997, there were 102,800 stock options which were antidilutive.

The table below reconciles the calculation of diluted and basic earnings per share for 1999 and 1997 ($ in thousands, except per share data):

	1999

		Weighted	Earnings
	Net	Shares	Per
	Income	Outstanding	Share

Net Income

Basic earnings per share	$10,427	10,484,650	$.99

Options exercised during the period — incremental effect prior to exercise	—	23,676

Options outstanding at end of period	—	41,576

Convertible perpetual preferred Stock	265	750,000	—

Diluted earnings per share	$10,692	11,299,902	$0.95

	1997

		Weighted	Earnings
	Net	Shares	Per
	Income	Outstanding	Share

Net Income	$7,524	6,693,970

Basic earnings per share			$1.12

Options exercised during the period — incremental effect prior to exercise	—	5,198

Options outstanding at end of period	—	171,306

Convertible perpetual preferred stock	263	750,000

Convertible subordinated debentures - incremental effect prior to conversion	245	300,452	—

Diluted earnings per share	$8,032	7,920,926	$1.01

16. REGULATORY CAPITAL REQUIREMENTS:

We are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC. There are three basic measures of capital adequacy that have been promulgated by the Federal Reserve and FDIC, two risk-based measures and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The minimum guidelines for the ratio (“Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on our business. Substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations.

As of December 31, 1999 and 1998, we were considered “well capitalized” under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios as of December 31, 1999 and 1998, and the applicable regulatory minimums ($ in thousands):

	Company		Bank

	Amount	Ratio	Amount	Ratio

As of December 31, 1999:

Risk-Based Capital:

Tier 1 Capital

Actual	$149,560	9.17%	$168,108	10.33%

Minimum required to be “Adequately Capitalized”	65,234	4.00	65,064	4.00

Excess over minimum to be “Adequately Capitalized”	84,326	5.17	103,044	6.33

To be “Well Capitalized”	N/A	N/A	97,596	6.00

Excess over “Well Capitalized” requirements	N/A	N/A	70,512	4.33

Total Capital

Actual	188,093	11.53	189,154	11.63

Minimum required to be “Adequately Capitalized”	130,469	8.00	130,128	8.00

Excess over minimum to be “Adequately Capitalized”	57,624	3.53	59,026	3.63

To be “Well Capitalized”	N/A	N/A	162,660	10.00

Excess over “Well Capitalized” requirements	N/A	N/A	26,494	1.63

Tier 1 Capital to Total Assets (Leverage):

Actual	149,560	6.02	168,108	6.78

Minimum required to be “Adequately Capitalized”	99,298	4.00	99,136	4.00

Excess over minimum to be “Adequately Capitalized”	50,262	2.02	68,972	2.78

To be “Well Capitalized”	N/A	N/A	123,920	5.00

Excess over “Well Capitalized” requirements	N/A	N/A	44,188	1.78

As of December 31, 1998:

Risk-Based Capital:

Tier 1 Capital

Actual	$133,137	7.72%	$158,876	9.27%

Minimum required to be “Adequately Capitalized”	68,983	4.00	68,584	4.00

Excess over minimum to be “Adequately Capitalized”	64,154	3.72	90,292	5.27

To be “Well Capitalized”	N/A	N/A	102,876	6.00

Excess over “Well Capitalized” requirements	N/A	N/A	56,000	3.27

Total Capital

Actual	155,435	9.01	181,046	10.56

Minimum required to be “Adequately Capitalized”	137,966	8.00	137,168	8.00

Excess over minimum to be “Adequately Capitalized”	17,469	1.01	43,205	2.56

To be “Well Capitalized”	N/A	N/A	171,460	10.00

Excess over/under “Well Capitalized” requirements	N/A	N/A	9,586	0.56

Tier 1 Capital to Total Assets (Leverage):

Actual	133,137	5.49	158,876	6.66

Minimum required to be “Adequately Capitalized”	96,944	4.00	95,425	4.00

Excess over minimum to be “Adequately Capitalized”	36,193	1.49	63,451	2.66

To be “Well Capitalized”	N/A	N/A	119,282	5.00

Excess over “Well Capitalized” requirements	N/A	N/A	39,594	1.66

	Risk Based Capital

	Tier 1 Capital		Total Capital

	Amount	Ratio	Amount	Ratio

The Savings Bank

As of December 31, 1998:

Actual	$2,342	30.19%	$2,402	30.97%

Minimum required	N/A	N/A	620	8.00

Excess over minimum	N/A	N/A	1,782	22.97

To be “Well Capitalized”	465	6.00	776	10.00

Excess over “Well Capitalized” requirements	1,877	24.19	1,626	20.97

	Tier 1 Capital to		Total Tangible Equity
	Total Assets (Leverage)		to Assets

	Amount	Ratio	Amount	Ratio

Actual	$2,342	12.15%	$2,402	12.43%

Minimum required	778	4.00	1,507	8.00

Excess over minimum	1,564	8.15	835	4.43

To be “Well Capitalized”	973	5.00	N/A	N/A

Excess over “Well Capitalized” requirements	1,369	7.15	N/A	N/A

17. RELATED PARTY TRANSACTIONS:

Mr. William R. Hough, is chairman of the board, a director and the largest shareholder of the Company. Mr. Hough is also President and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases of securities. WRHC is compensated under that agreement on a commission basis. During 1999 and 1998, we placed $241.3 million and $547.2 million, respectively, of forward sales on mortgage-backed securities through WRHC. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth of one percent, per an agreement entered into on August 15, 1995.

In September 1999, WRHC acted as sales agent for a private placement to accredited investors of $15.0 million of our 7.0% convertible subordinated debentures maturing on October 1, 2014. WRHC was paid fees in an amount equal to $215,000 and were reimbursed for their out-of-pocket expenses.

In May 1998, WRHC acted as co-underwriters for an offering of 2.6 million shares of our common stock and as such was entitled to receive fees in an amount equal to $1.5 million. In addition, during 1998, WRHC was engaged to act as one of the underwriters in connection with a private placement offering of approximately $240.0 million in securities backed by High LTV Loans and received $550,761 in placement agent fees in the transaction. We also reimbursed WRHC for out-of-pocket expenses.

In December 1997, we completed a securitization of $60 million of High LTV home equity loans. WRHC participated as co-underwriters and was paid one-half of an amount equal to 1.5% of the principal amount of senior securities; 1.5% of the principal amount of subordinated securities; and 2.5% of the gross proceeds from the sale of interest only securities totaling $450,000. We also reimbursed WRHC for reasonable out-of-pocket expenses.

In July 1997, in connection with an offering of trust preferred securities, WRHC participated as co-manager, and as such was entitled to receive one-half of an underwriting fee of 3.75% of the dollar amount of preferred stock issued in an amount equal to approximately $539,000. In addition, we agreed to reimburse WRHC for certain expenses and legal fees not to exceed $65,000.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. We are paid 50% of the net profits earned from sales of investment products on our premises. The Company fee income earned from this relationship of $58,200 and $24,000 during 1999 and 1998, respectively.

Certain directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms. Features including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in our opinion, have not involved more than the normal risk of collectibility or presented other unfavorable features.

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Condensed financial statements at December 31 are presented below. Amounts shown as investment in the wholly owned subsidiaries and equity in earnings of subsidiaries are eliminated in consolidation.

Republic Bancshares, Inc.
Parent-Only Condensed Balance Sheets
($ in thousands)

	As of December 31,

	1999	1998

Assets

Cash	$4,123	$1,210

Investment in wholly-owned subsidiaries	218,994	221,968

Other assets	2,805	1,207

Total	$225,922	$224,385

Liabilities

Holding company senior debt	$9,167	$25,000

Convertible subordinated debt	14,684	—

Term subordinated debt	2,750	—

Holding company unsecured notes	—	7,000

Junior subordinated debt to subsidiary	28,750	28,750

Accrued interest on debt	326	38

Total liabilities	55,677	60,788

Stockholders’ Equity

Perpetual preferred convertible stock	1,500	1,500

Common stock	21,112	20,646

Capital surplus	128,780	125,364

Retained earnings	26,530	16,103

Unrealized losses on available for sale securities, net of tax effect	(7,677)	(16)

Total stockholders’ equity	170,245	163,597

Total	$225,922	$224,385

Republic Bancshares, Inc.
Parent-Only Condensed Statements of Operations
($ in thousands)

	1999	1998	1997

Dividends from bank	$7,200	$2,499	$828

Interest on deposits	13	—	—

Interest expense on holding company debt	(2,276)	(507)	(392)

Interest on borrowings from subsidiary	(2,616)	(2,616)	(1,090)

Equity in undistributed net income (loss) of subsidiary	6,562	(13,004)	8,441

Other expense	(3)	—	—

Income tax benefit	1,812	1,207	—

Net income (loss)	$10,692	$(12,421)	$7,787

Republic Bancshares, Inc.
Parent-Only Condensed Cash Flow Statements
($ in thousands)

	For the Years Ended December 31,

	1999	1998	1997

Operating Activities:

Net income (loss)	$10,692	$(12,421)	$7,787

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Equity in undistributed net income (loss) of subsidiary	(6,562)	13,004	(8,441)

Expense on performance options	1,103	551	—

Amortization of issuance costs	3	—	—

Net increase in other assets	(1,598)	(1,207)	325

Net increase in other liabilities	288	12	22

Net cash provided by (used in) operating activities:	3,926	(61)	(307)

Investment Activities:

Equity investment in banking subsidiary	(1,251)	(104,164)	(33,322)

Return of investment from savings bank	3,127	—	—

Equity investment in trust subsidiary	—	—	(889)

Equity investment in insurance subsidiary	—	—	(10)

Net cash provided by (used in) investing activities:	1,876	(104,164)	(34,221)

Financing Activities:

Proceeds from issuance of common stock	—	72,882	—

Proceeds from (repayment of) holding company debt	(22,833)	32,000	—

Proceeds from subordinated debt	17,430	—	—

Proceeds of borrowings from subsidiary	—	—	28,750

Issuance of stock in merger	—	—	12,374

Decrease in minority interest	—	—	(6,421)

Increase in retained earnings from merger	—	—	1

Conversion of subordinated debt	—	—	(152)

Proceeds from exercise of stock options	2,779	818	240

Dividend payments on perpetual preferred stock	(265)	(265)	(264)

Net cash provided by (used in) financing activities	(2,889)	105,435	34,528

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,913	1,210	—

Cash balance beginning	1,210	—	—

Cash balance ending	$4,123	$1,210	$—

19. PRIOR YEAR BUSINESS SEGMENT INFORMATION:

As a result of the restructuring of our mortgage banking operation in the fourth quarter of 1998, that operation now represents an insubstantial portion of our overall business activities during 1999 and has ceased to be a reportable business segment.

Our operations, through December 31, 1998, were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities include our lending for portfolio purposes, deposit gathering through the retail branch network, investment and liquidity management. Mortgage banking activities, which began in 1996, operated through a separate division, include originating and purchasing mortgage loans for sale as well as selling those loans. We provided support for our mortgage banking division in areas such as secondary marketing and data processing. The following are business segment results of operation for the years ended December 31, 1998 and 1997. We have elected to report our business segments before non-operating items and without allocation of income taxes and minority interests.

[Balance of page intentionally left blank]

Business Segement Data
Years Ended December 31, 1998 and 1997
($ in thousands)

	1998			1997

	Commercial	Mortgage	Company	Commercial	Mortgage	Company
	Banking	Banking	Total	Banking	Banking	Total

Assets:

Total assets (at period-end)	$2,320,941	$184,176	$2,505,117	$1,580,952	$97,879	$1,678,831

Nonperforming assets	36,301	6,484	42,785	36,453	2,338	38,791

Operating Data:

Interest income	141,554	31,239	172,793	108,704	9,130	117,834

Interest expense	71,677	17,932	89,609	56,591	4,151	60,742

Net interest income	69,877	13,307	83,184	52,113	4,979	57,092

Loan loss provision (recurring)	4,266	—	4,266	3,247	—	3,247

Net interest income after loan loss provision	65,611	13,307	78,918	48,866	4,979	53,845

Noninterest income	14,905	41,252	56,157	14,148	15,303	29,451

General and administrative (G & A) expenses	59,447	69,570	129,017	47,938	17,482	65,420

Other noninterest (income) expense	(40)	—	(40)	396	—	396

Amort. of goodwill & premium on deposits	1,930	—	1,930	479	—	479

Net income (loss) before non-operating items, income taxes and minority interest	$19,179	$(15,011)	$4,168	$14,201	$2,800	$17,001

Non-operating items:

Loan loss provision on loans transferred to portfolio			(9,995)			—

Merger/acquisition expenses			(3,233)			(1,144)

Restructuring cost			(6,673)			—

Provision for losses on ORE			(1,603)			(530)

Net (loss) income before income taxes and minority interest			(17,336)			15,327

Income tax benefit (expense)			6,602			(6,165)

Net (loss) income before minority interests			(10,734)			9,162

Minority interest in income from subsidiary trust			(1,687)			(701)

Minority interest in FFO			—			(674)

Net (loss) income			$(12,421)			$7,787

20. RESTRUCTURING COSTS AND OTHER RELATED CHARGES:

In the fourth quarter of 1998 we significantly reduced the size and scope of our mortgage banking activities. We ceased originating High LTV Loans and substantially reduced originations of nonconforming first mortgage loans. We also closed our out-of-state lending offices and ceased all telemarketing efforts that were the source of the majority of the loan originations from our mortgage-banking unit.

In connection with this reorganization of mortgage banking activities, a restructuring charge of approximately $6.7 million was recorded at December 31, 1998, which included severance benefits payable to mortgage banking employees whose positions were eliminated, outplacement services for those employees, write-downs for abandoned assets, costs related to the consolidation of facilities and legal costs directly related to the restructuring. In addition, an $818,000 charge was recorded for legal and other costs related to the reorganization but not includable in the restructuring charge. We have completed the restructuring process of the mortgage-banking unit.

Expenses charged against the restructuring accrual for the year ended December 31, 1999 are as follows:

Balance at December 31, 1998	$6,673

Deductions:

Severance and benefits	(4,274)

Outplacement costs	(200)

Abandonment of assets	(614)

Consolidation of facilities	(1,335)

Legal costs	(250)

Balance at December 31, 1999	$—

[Balance of page intentionally left blank]

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

By: /s/ Alfred T. May Alfred T. May President and Chief Executive Officer

Date: March 9, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ Alfred T. May Alfred T. May	March 9, 2000	President, Chief Executive Officer and Director (principal executive officer)

/s/William R. Falzone William R. Falzone	March 9, 2000	Treasurer (principal financial and accounting officer)

/s/Fred A. Hemmer Fred A. Hemmer	March 9, 2000	Director

/s/Marla M. Hough Marla M. Hough	March 9, 2000	Director

/s/William R. Hough William R. Hough	March 9, 2000	Director

/s/William C. Ballard William C. Ballard	March 9, 2000	Director

/s/William J. Morrison William J. Morrison	March 9, 2000	Director

/s/John W. Sapanski John W. Sapanski	March 9, 2000	Director

INDEX TO EXHIBITS

23.0	Consent of Independent Certified Public Accountants

27.0	Financial Data Schedule