Form 10-Q
period 1999-03-31
REPUBLIC BANCSHARES INC
filed 2000-05-04
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	10,555,889 shares outstanding at March 31, 2000

REPUBLIC BANCSHARES, INC.

INDEX

Part I.	FINANCIAL INFORMATION

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption, “Management’s Discussion and Analysis,” may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning future development and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments will be those anticipated by us.

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000, and thereafter include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of our existing and new, loan and deposit products, the impact of competitive products, our ability to achieve the desired consolidation efficiencies from our planned acquisitions, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the stockholders’ letter and management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS – MARCH 31, 2000 AND DECEMBER 31, 1999
($ in thousands, except share data)

	March 31,	December 31,
	2000	1999

	(unaudited)
ASSETS

Cash and due from banks	$64,021	$62,643

Interest bearing deposits in banks	5,274	3,758

Federal funds sold	110,482	27,060

Commercial paper — available for sale	—	39,888

Investment securities — available for sale	22,512	25,555

Mortgage-backed and mortgage-related securities:

Held to maturity	40,538	33,068

Available for sale	341,121	315,268

Trading	38,674	39,229

FHLB stock	13,816	13,816

Loans, net of allowance for loan losses	1,852,090	1,861,715

Premises and equipment, net	51,081	52,574

Other real estate acquired through foreclosure, net	5,461	5,332

Accrued interest receivable	13,770	14,747

Goodwill and premium on deposits	31,862	32,827

Other assets	35,756	38,546

Total assets	$2,626,458	$2,566,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	132,319	127,619

Interest checking	199,511	187,463

Money market	272,469	211,558

Savings	264,485	309,996

Time deposits	1,465,877	1,446,173

Total deposits	2,334,661	2,282,809

Securities sold under agreements to repurchase	46,100	37,241

FHLB advances	767	769

Holding company senior debt	8,333	9,167

Convertible subordinated debt	14,687	14,684

Term subordinated debt	2,750	2,750

Other liabilities	19,921	19,611

Total liabilities	$2,427,219	$2,367,031

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized 75,000 shares issued and outstanding. Liquidation preference $6.6 million at March 31, 2000 and December 31, 1999.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 10,555,889 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively.)	21,112	21,112

Capital surplus	128,734	128,780

Retained earnings	28,113	26,530

Net unrealized (loss) on available for sale securities, net of tax effect	(8,970)	(7,677)

Total stockholders’ equity	170,489	170,245

Total liabilities and stockholders’ equity	$2,626,458	$2,566,026

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data)

	For the Three Months Ended March 31,

	2000	1999

	(unaudited)	(unaudited)
INTEREST INCOME:

Interest and fees on loans	$41,331	$43,081

Interest on investment securities	353	536

Interest on mortgage-backed securities	5,994	594

Interest on trading securities	293	950

Interest on federal funds sold	1,135	1,237

Interest on commercial paper	112	—

Interest on other investments	369	281

Total interest income	49,587	46,679

INTEREST EXPENSE:

Interest on deposits	24,867	23,114

Interest on FHLB advances	13	157

Interest on senior debt	203	393

Interest on subordinated debt	266	—

Interest on term subordinated debt	67	—

Interest on unsecured notes	—	135

Interest on other borrowings	499	457

Total interest expense	25,915	24,256

Net interest income	23,672	22,423

PROVISION FOR LOAN LOSSES	4,400	1,522

Net interest income after provision for loan losses	19,272	20,901

NONINTEREST INCOME:

Service charges on deposit accounts	1,604	1,131

Loan service fees	1,698	1,884

Other loan fee income	967	903

Gain on sale of loans, net	20	2,793

Loss on securities, net	(139)	(135)

Other operating income	780	787

Total noninterest income	4,930	7,363

NONINTEREST EXPENSES:

Salaries and employee benefits	9,354	12,010

Net occupancy expense	4,009	3,729

Advertising and marketing	538	368

Data and item processing fees and services	1,194	952

FDIC and state assessments	254	333

Telephone, postage and supplies	1,088	1,895

Legal and professional	543	509

Other operating expenses	2,363	2,550

Total operating expenses	19,343	22,346

ORE expense (income), net	317	(359)

Amortization of goodwill & premium on deposits	965	1,010

Total noninterest expenses	20,625	22,997

Income before income taxes & minority interest	3,577	5,267

Income tax provision	(1,507)	(1,991)

Income before minority interest	2,070	3,276

Minority interest in income from subsidiary trust (net of tax)	(421)	(421)

NET INCOME	$1,649	$2,855

PER SHARE DATA:

Net income per common share — basic	$.15	$.27

Weighted average common shares outstanding — basic	10,555,889	10,386,952

Net income per common & common equivalent share — diluted	$.15	$.25

Weighted average common & common equivalent shares outstanding — diluted	11,318,488	11,246,636

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 AND
THE THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
($ in thousands except share data)

	Perpetual Preferred						Net Unrealized
	Convertible Stock		Common Stock				Gains/(Losses)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1998	75,000	$1,500	10,323,194	$20,646	$125,364	$16,103	$(16)	$163,597

Net income for the twelve months ended Dec. 31, 1999	—	—	—	—	—	10,692	—	10,692

Net unrealized loss on available for sale securities, net of tax effect	—	—	—	—	—	—	(7,661)	(7,661)

Exercise of stock options	—	—	232,695	466	2,313	—	—	2,779

Additional paid-in capital from nonqualified/performance stock options	—	—	—	—	1,103	—	—	1,103

Dividends on preferred stock	—	—	—	—	—	(265)	—	(265)

Balance, December 31, 1999	75,000	$1,500	10,555,889	$21,112	$128,780	$26,530	$(7,677)	$170,245

Net income for the three months ended Mar. 31, 2000	—	—	—	—	—	1,649	—	1,649

Net unrealized loss on available for sale securities, net of tax effect	—	—	—	—	—	—	(1,293)	(1,293)

Additional paid-in capital from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(66)	—	(66)

Balance, March 31, 2000	75,000	$1,500	10,555,889	$21,112	$128,734	$28,113	$(8,970)	$170,489

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
($ in thousands)

	For the Three Months Ended March 31,

	2000	1999

Net income	$1,649	$2,855

Unrealized losses on securities:

Unrealized holding losses, net of tax effect during period	(1,290)	(372)

Less reclassification adjustment for gains realized in net income	(3)	—

Net unrealized losses	(1,293)	(372)

Comprehensive income	$356	$2,483

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Three Months Ended Mar. 31,

	2000	1999

	(unaudited)	(unaudited)
OPERATING ACTIVITIES:

Net income	$1,649	$2,855

Reconciliation of net income to net cash provided by (used in):

Provision for loan and other real estate losses	4,400	1,522

Depreciation and amortization, net	3,275	4,640

Amortization of premium (accretion) of fair value, net	1,692	1,261

Gain on sale of loans	(20)	(2,793)

Loss/(Gain) on sale of investment securities	(139)	135

(Gain)/loss on sale of other real estate	190	(423)

Amortization (capitalization) of mortgage servicing/residual interest	637	(2,593)

Loss on disposal of premises & equipment	—	7

Net (increase) decrease in deferred tax asset	393	857

Net decrease (increase) in other assets	2,586	104

Net increase (decrease) in other liabilities	310	(2,684)

Net decrease in value performance options	(46)	—

Net cash provided by operating activities	14,927	2,888

INVESTING ACTIVITIES:

Net decrease in loans	1,977	109,175

Proceeds from sales and maturities of:

Investment securities held to maturity	3,000	—

Investment securities available for sale	—	3,500

Mortgage-backed securities available for sale	2,485	1,552

Commercial paper	40,000	—

Revenue bonds	75	—

Purchase of investment securities available for sale	—	(134,868)

Purchase of mortgage-backed securities available for sale	(34,900)	(53,229)

Purchase of mortgage-backed securities held to maturity	(14,890)	—

Principal repayment on mortgage-backed securities	12,002	6,327

Principal repayment on revenue bonds	—	—

Purchase of FHLB stock	—	(2,806)

Disposal/(purchase) of premises & equipment, net	(234)	1,627

Proceeds from sale of other real estate	1,992	2,419

Disposals in other real estate owned, net	—	162

Investment in other real estate owned	3	—

Net cash used in investing activities	11,510	(66,141)

FINANCING ACTIVITIES:

Net increase in deposits	51,918	1,165

Net increases in repurchase agreements	8,859	10,078

(Repayment) proceeds from FHLB advances, net	(2)	(25,000)

Proceeds from exercise of stock options	—	2,435

Proceeds (repayment) from holding company debt	(831)	—

Dividends on perpetual preferred stock	(66)	(67)

Net cash provided by (used in) financing activities	59,878	(11,389)

Net increase (decrease) in cash and cash equivalents	86,315	(74,642)

Cash and cash equivalents, beginning of period	93,461	142,610

Cash and cash equivalents, end of period	$179,776	$67,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for —

Interest	$25,450	$39,304

Income taxes paid	115	1,737

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of March 31, 2000 and the results of operations and cash flows, for the three month periods ended March 31, 2000 and 1999. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. Financial data for 1999 includes results of operations for Republic Bank, F.S.B., which was dissolved on September 10, 1999.

The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

Our consolidated financial statements include the accounts of the Company, RBI, the Bank, and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. and, for the three months ended March 31, 1999, Republic Bank, F.S.B. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 81 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2000. The results for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the March 2000 financial statement presentation.

Recent Accounting Developments

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”), and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet revised our reporting of derivative instruments and hedging activities to comply with SFAS No. 133, however, we do not believe that the adoption of SFAS No. 133 will have a material effect upon the results of operations of the Company.

2. INVESTMENT, MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

Investments consisting of U.S. Treasury and federal agency securities (“investment securities”) and mortgage-backed securities (“MBS”) were $442.8 million at March 31, 2000. The Company held no commercial paper available for sale at March 31, 2000. As of March 31, 2000, $363.7 million of securities were classified as available for sale (of which $341.1 million were MBS and $22.5 million were investment securities), $40.5 million of MBS were classified as held to maturity and $38.7 million were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from the Company’s securitization of High Loan-to-Value Loans (“High LTV Loans”) in June 1998; (2) $23.7 million in overcollateralization and residual interests in cash flows from Company securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $4.1 million.

The market values assigned to the MBS classified as available for sale were derived using market quotations at March 31, 2000. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. The Company has used present value techniques to value its trading assets. Based on those valuations, a trading loss of $142,000 was recorded for the first quarter of 2000. We believe this valuation is a reasonable approximation of fair market value of the MBS classified as trading assets; however, there is no assurance that we could realize this value if such assets were sold in the current illiquid market for High LTV- related assets.

3. LOANS AND LOANS HELD FOR SALE

Loans at March 31, 2000 and December 31, 1999, are summarized as follows ($ in thousands):

	March 31,	December 31,
	2000	1999

Real estate mortgage loans:

One-to-four family residential	$706,583	$725,333

Nonconforming mortgages	75,679	79,562

Multifamily residential	83,181	80,212

Warehouse lines of credit	73,662	96,873

Commercial real estate	449,873	416,827

Construction/land development	150,910	165,649

Mortgage loans secured by first liens	1,539,888	1,564,456

Commercial (business) loans	102,280	90,378

Consumer loans	25,467	23,737

Home equity loans	126,597	118,737

High LTV Loans	88,328	92,584

Total gross portfolio loans	1,882,560	1,889,892

Less-allowance for loan losses	(30,470)	(28,177)

Total loans held for portfolio	$1,852,090	$1,861,715

Mortgage loans serviced for others as of March 31, 2000 and December 31, 1999, were $1.4 billion and $1.5 billion, respectively. Included in the total amount serviced for others were High LTV Loans amounting to $666.0 million and $699.0 million at March 31, 2000 and December 31, 1999, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $19.5 million and $20.7 million at March 31, 2000 and December 31, 1999, respectively. Loans on which interest was not being accrued at March 31, 2000 and December 31, 1999, totaled approximately $23.7 million and $25.0 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 2000 and December 31, 1999 totaled $4,000 and $171,000, respectively.

4. ALLOWANCES FOR LOSSES

Allowance for loan losses

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. Our allowance is an amount that we believe will be adequate to provide for probable losses on existing loans that may become uncollectible, based on our evaluations of the collectibility of the loans and prior loan loss experience. Our evaluations of the adequacy of the allowance take into consideration such factors as the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and any adverse situations that may affect the borrower’s ability to pay (including the timing of future payments). The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

While we believe that the allowance for loan losses was adequate as of March 31, 2000, based on currently available information at that time, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of borrowers, the value of underlying collateral, or other factors. Additionally, the Florida Department of Banking and Finance, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of March 31, 2000, approximately $1.1 million of the allowance remained from the allocation of discounts on purchased loans.

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,

	2000	1999

	(unaudited)
Balance, beginning of period	$28,177	$28,077

Provision for possible loan losses	4,400	1,522

Loan discount (net) allocated to (from) purchased portfolios	(5)	—

Loans charged-off	(2,749)	(2,518)

Recoveries of loans charged-off	647	361

Net charge-offs	(2,102)	(2,157)

Balance, end of period	$30,470	$27,442

Of the $2.1 million of net charge-offs year-to-date 2000, $1.6 million resulted from losses on High LTV Loans taken into portfolio in the fourth quarter of 1998.

Allowance for Losses on Other Real Estate (“ORE”)

We generally conduct appraisals on ORE on an annual basis. We recognize any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. We have been granted an extension on a piece of property, with a book value of $161,000, until December 6, 2000. This property, consisting of residential lots, is currently under contract. There are no other properties that have exceeded the five-year holding period limitation.

5. MARKET RISK

The market risk inherent in market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Bank’s Board of Directors has established interest rate risk policies and procedures that delegate to the Bank’s Asset/Liability Committee the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities include a subordinate tranche from a 1998 securitization of High LTV Loans, the resulting residual interest in cash flows from that securitization and from a securitization completed in 1997, and the excess spread on interest-only strips receivable. (See “Note 2. Investment, Mortgage-Backed and Mortgage-Related Securities”). Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under “Gain (loss) on securities, net”. Securities held to maturity are carried at amortized cost.

Selected Quarterly Financial and Other Data
Five Consecutive Quarters (unaudited)
($ in thousands, except share data)

	Quarters Ended

	Mar. 2000	Dec. 1999	Sept. 1999	June 1999	Mar. 1999

OPERATING DATA:

Interest income	$49,587	$48,961	$48,158	$46,965	$46,679

Interest expense	25,915	25,128	24,795	24,202	24,256

Net interest income	23,672	23,833	23,363	22,763	22,423

Loan loss provision	4,400	3,120	3,871	1,410	1,522

Net interest income after loan loss provision	19,272	20,713	19,492	21,353	20,901

Noninterest income	4,930	5,048	7,621	5,800	7,363

Operating expenses	19,343	20,782	20,615	20,685	22,346

Other noninterest expense	1,282	1,150	1,043	840	651

Net income before income taxes & minority interest	3,577	3,829	5,455	5,628	5,267

Income tax provision	(1,507)	(1,622)	(1,968)	(2,219)	(1,991)

Minority interest in income from subsidiary trust	(421)	(421)	(424)	(421)	(421)

Net income	$1,649	$1,786	$3,063	$2,988	$2,855

PER SHARE DATA:

Earnings per share — diluted	$.15	$.16	$.27	$.26	$.25

Weighted average shares outstanding — diluted	11,318,488	11,310,681	11,309,550	11,359,392	11,246,636

Earnings per share — basic	$.15	$.17	$.29	$.28	$.27

Weighted average shares outstanding — basic	10,555,889	10,547,802	10,510,415	10,493,214	10,386,952

BALANCE SHEET DATA (at period-end):

Total assets	$2,656,458	$2,566,026	$2,516,507	$2,573,825	$2,493,425

Investment & mortgage-backed securities	442,845	453,008	356,639	345,128	355,024

Loans held for sale	—	—	—	—	80,915

Portfolio loans, net of unearned income	1,882,560	1,889,892	1,867,387	1,876,982	1,836,355

Nonperforming assets	29,903	31,218	32,633	39,205	41,863

Allowance for loan losses	30,470	28,177	28,189	26,209	27,442

Goodwill & premium on deposits	31,862	32,827	33,791	34,936	35,906

Deposits	2,334,661	2,282,809	2,224,614	2,273,443	2,188,470

Stockholders’ equity	170,489	170,245	169,544	167,608	168,448

Book value per share (dollars)	15.08	15.06	15.05	14.89	15.01

SELECTED FINANCIAL RATIOS:

Return on average assets	.26%	.28%	.47%	.48%	.47%

Return on average equity	3.90	4.19	7.14	7.23	7.11

Equity to assets	6.42	6.63	6.73	6.51	6.76

Equity and minority interest in preferred subsidiary to assets	7.50	7.75	7.88	7.63	7.91

Portfolio loans/deposit ratio	80.64	82.79	83.94	82.56	83.91

Net interest spread	3.50	3.63	3.50	3.53	3.46

Net interest margin	3.86	3.99	3.85	3.87	3.81

Operating expense to average assets (1)	3.00	3.27	3.38	3.30	3.61

Operating efficiency ratio (1)	67.63	71.96	70.89	72.42	75.02

Loan loss allowance to portfolio loans	1.62	1.49	1.51	1.40	1.49

Loan loss allowance to nonperforming loans	128.40	112.04	108.32	77.11	79.16

CAPITAL RATIOS:

Tier 1 (leverage) — Company	5.93	6.02	5.97	5.83	5.76

Tier 1 (leverage) — Bank	6.78	6.78	6.88	6.96	6.85

Tier 1/risk-assets — Company	9.27	9.17	9.28	8.91	8.72

Tier 1/risk assets — Bank	10.59	10.33	10.64	10.59	10.35

Risk-based capital — Company	11.65	11.53	11.66	10.21	10.02

Risk-based capital — Bank	11.89	11.63	11.94	11.88	11.65

OTHER DATA (at period-end):

Number of branch banking offices	81	81	81	83	70

Number of full-time equivalent employees	995	1,000	1,019	1,151	1,297

(1)	Ratios prior to 1999 include the commercial banking segment only; non-recurring items not included

REPUBLIC BANCSHARES, INC.
QUARTERLY NONPERFORMING ASSET TREND
($ in thousands; unaudited)

	Quarters Ended

	Mar. 2000	Dec. 1999	Sept. 1999	June 1999	Mar. 1999

Non-performing loans:

Residential first lien	$18,382	$19,654	$20,326	$25,621	$26,398

Commercial real estate	2,550	3,252	3,749	5,483	4,764

Multifamily residential	—	—	—	182	409

Commercial (business)	602	797	178	950	1,386

Home equity	1,841	833	440	872	1,085

Consumer & other	183	140	83	72	160

High LTV	173	474	1,249	808	464

Total nonperforming loans (1)	23,731	25,150	26,025	33,988	34,666

Other nonperforming receivables	711	736	761	820	901

Other real estate:

Residential	2,141	3,804	3,568	3,176	3,567

Commercial-build & sell	—	—	—	—	620

Commercial-bulk sale	3,320	1,528	2,279	1,221	2,109

Total ORE	5,461	5,332	5,847	4,397	6,296

Total nonperforming assets	$29,903	$31,218	$32,633	$39,205	$41,863

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

Memorandum:

Past due 90+ days-still accruing (incl. above)	$4	$171	$1,273	$41	$289

Nonperforming loans/portfolio loans	1.26%	1.33%	1.39%	1.81%	1.89%

Nonperforming assets/assets	1.14	1.22	1.30	1.52	1.68

ORE/assets	.21	.21	.23	0.17	0.25

Loan loss allowance to nonperforming loans:

Originated portfolio	143.60%	137.61%	121.52%	85.79%	80.87%

July 1997 Purchase	2.43	—	35.21	34.03	27.01

March 1995 Purchase	228.45	246.89	153.85	128.73	111.62

CrossLand portfolio	—	24.63	42.90	43.31	41.65

Other purchased portfolios	21.03	14.03	36.56	26.92	79.86

Total	128.40%	112.04%	108.32%	77.11%	79.16%

Other loan delinquency data

30-89 days past due:

Residential first lien	$23,305	$17,334	$14,180	$13,782	$12,553

Commercial real estate/multifamily	915	5,282	314	4,140	6,958

Commercial (business)	824	1,190	1,535	1,872	1,540

Home equity	1,351	1,864	1,399	3,082	1,228

Consumer & other	364	479	491	293	453

High LTV	2,385	3,301	2,253	1,265	1,935

Total	$29,144	$29,450	$20,172	$24,434	$24,667

REPUBLIC BANCSHARES, INC.
QUARTERLY CREDIT LOSS EXPERIENCE
($ in thousands; unaudited)

	Quarters Ended

	Mar. 2000	Dec. 1999	Sept. 1999	June 1999	Mar. 1999

Daily average loans outstanding:

Residential first lien	$826,987	$839,577	$853,691	$880,883	$976,233

Commercial real estate/multifamily	714,664	672,858	641,950	622,678	629,870

Commercial (business)	161,777	173,867	186,616	180,263	197,055

Home equity	63,554	63,632	65,318	69,511	72,702

Consumer & other	23,719	25,406	30,193	30,254	32,476

High LTV	90,142	98,565	102,674	106,168	113,113

Total	$1,880,843	$1,873,905	$1,880,442	$1,889,757	$2,021,449

Allowance for loan losses at beginning of period	$28,177	$28,189	$26,209	$27,442	$28,077

Loan discount (net) allocated to (from) purchased portfolios	—	—	—	—	—

Provision for loan losses	4,400	3,120	3,871	1,410	1,522

Acquired reserve-purchased loans	(5)	(470)	—	275	—

Charge-offs:

Residential first lien	(848)	(773)	(773)	(725)	(709)

Commercial real estate/multifamily	—	(167)	(20)	(634)	(17)

Commercial (business)	—	(115)	(56)	(176)	(6)

Home equity	—	—	(312)	(386)	(32)

Consumer	(34)	(155)	(96)	(140)	(188)

Other	(32)	(14)	(77)	(35)	(160)

High LTV	(1,835)	(1,620)	(863)	(1,468)	(1,406)

Total	(2,749)	(2,844)	(2,197)	(3,564)	(2,518)

Recoveries:

Residential first lien	48	4	110	559	22

Commercial real estate/multifamily	287	8	2	3	5

Commercial (business)	29	13	44	16	111

Home equity	4	25	21	6	—

Consumer	11	11	29	35	43

Other	2	24	16	7	80

High LTV	266	97	84	20	100

Total	647	182	306	646	361

Net (charge-offs) recoveries:

Residential first lien	(800)	(769)	(663)	(166)	(687)

Commercial real estate/multifamily	287	(159)	(18)	(631)	(12)

Commercial (business)	29	(102)	(12)	(160)	105

Home equity	4	25	(291)	(380)	(32)

Consumer	(23)	(144)	(67)	(105)	(145)

Other	(30)	10	(61)	(28)	(80)

High LTV	(1,569)	(1,523)	(779)	(1,448)	(1,306)

Total	(2,102)	(2,662)	(1,891)	(2,918)	(2,157)

Allowance for loan losses at end of period	$30,470	$28,177	$28,189	$26,209	$27,442

Net charge-offs (recoveries) to average loans — annualized:

Residential first lien	.39%	.37%	.31%	.08%	.28%

Commercial real estate/multifamily	(.18)	.11	.01	.47	.01

Commercial (business)	(.07)	.23	.03	.36	(.21)

Home equity	(.03)	(.16)	1.78	2.19	.18

Consumer & other	.39	2.27	.89	1.39	1.79

High LTV	6.96	6.18	3.03	5.46	4.62

Total	.45%	.57%	.40%	.62%	.43%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at March 31, 2000 and December 31, 1999

Overview

Total assets were $2.6 billion at March 31, 2000, a $60.4 million increase from the amount at December 31, 1999. This increase is primarily the result of reinvesting funds from deposit growth attributable to the 24 new branches that were opened in late 1998 and 1999 as part of our branch expansion program.

Investment Securities, Commercial Paper, Mortgage-Backed and Mortgage-Related
Securities

Investment securities, commercial paper and mortgage backed securities available for sale, consisting of U.S. Treasury and federal agency securities, were $363.6 million at March 31, 2000, compared to $380.7 million at the end of last year. The decrease was primarily the result of the maturity in the first quarter of 2000 of $39.9 million of commercial paper held for sale, offset by an increase of $25.9 million in mortgage backed securities available for sale. Mortgage-related securities in the trading category, which amounted to $38.7 million at March 31, 2000, which was down from $39.3 million at December 31, 1999, consist of: (1) a $10.9 million subordinate tranche purchased from the Company’s securitization of High LTV Loans in June 1998; (2) $23.7 million in overcollateralization and residual interests in cash flows from Company securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $4.1 million at year-end 1999.

Loans

Total loans declined by $7.3 million from $1.89 billion at the prior year-end to $1.88 billion at March 31, 2000. Real estate secured loans declined by $24.6 million and High LTV loans decreased by $4.3 million. This was partially offset by increases in commercial loans of $11.9 million and home equity loans of $7.9 million. Loan originations for the first three months of 2000 totaled $113.5 million compared to $227.0 million for the same period a year ago.

Allowance for Loan Losses

The allowance for loan losses amounted to $30.5 million (1.62% of portfolio loans) at March 31, 2000, compared with $28.2 million (1.49% of portfolio loans) at December 31, 1999. Activity relating to the allowance in 2000 included provisions for loan losses of $4.4 million, and loan charge-offs (net of recoveries) of $2.1 million. Of the net amount of charge-offs, $1.6 million related to High LTV Loans taken into portfolio by the Company in the fourth quarter of 1998. At March 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 128.40% compared to 112.04% at the end of 1999.

In the current quarter the Company recorded a loan loss provision of $4.4 million, in part based on events and circumstances occurring in the first quarter of 2000 regarding the Company’s warehouse lending operation. The amount of loss realized on the warehouse lending matter, if any, is yet to be determined but based on available information, management believes that the potential loss from this matter is covered by its loan loss allowance at March 31, 2000.

Nonperforming Assets

Nonperforming assets amounted to $29.9 million (1.14% of total assets) at March 31, 2000, compared with $31.2 million (1.22% of total assets) at December 31, 1999. Nonperforming loans totaled $23.7 million at March 31, 2000, a decrease of $1.4 million from the prior year-end total of $25.2 million. Nonperforming one-to-four family residential mortgage loans decreased by $476,000. Nonperforming commercial real estate and commercial (business) nonperforming loans decreased $897,000 and High LTV nonperforming loans and nonperforming subprime mortgages decreased $301,000 and $796,000, respectively. ORE balances increased $129,000 to $5.5 million, primarily from residential loans taken into foreclosure.

Deposits

Total deposits were $2.33 billion at March 31, 2000, a $51.9 million increase from the prior year-end that was primarily attributable to the Bank’s branch expansion program. Checking accounts (including non-retail deposits such as official checks) increased by $16.7 million. In the first quarter of 2000 we introduced a new money market deposit product paying a premium rate. Growth in this new product was $90.7 million, including transfers from savings accounts also paying a premium rate, which declined $47.9 million. Certificates of deposit grew by $19.7 million. Total deposits from the 24 branches which comprised our 1998 and 1999 branch expansion program have increased by $47.9 million from $206.2 million at the end of 1999 to $249.6 million at March 31, 2000.

Holding Company Debt

Holding company debt decreased by $831,000 to $25.8 million at March 31, 2000 as a result of contractual monthly principal amortization. Holding company debt consists of Senior Debt to SunTrust of $8.3 million, term subordinated debt of $2.8 million and $14.7 million of Convertible Subordinated debentures. The Senior Debt requires monthly payments of $278,000 principal plus interest at Libor plus 1.75% and a balloon payment in March of 2001 of approximately $5.0 million. The term subordinated debt and Convertible Subordinated debt mature on September 22, 2006 and October 1, 2014, respectively.

Stockholders’ Equity

Stockholders’ equity was $170.5 million at March 31, 2000, or 6.4% of total assets, compared to $170.2 million or 6.6% of total assets at December 31, 1999. At March 31, 2000, the Bank’s Tier 1 (leverage) Capital ratio was 6.78%, its Tier 1 (risk-based) Capital ratio was 10.59%, and its Total Risk-Based Capital ratio was 11.89%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at March 31, 2000 were 5.93%, 9.27%, and 11.65%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2000 and 1999

Overview

Net income for the first quarter of 2000 was $1.6 million, or $.15 per share (on a diluted basis), compared with $2.9 million, or $.25 per share, on the same basis for the same period in 1999. Net income for 1999 included $2.8 million in gains on sale of loans in addition to a lesser loss provision.

Analysis of Net Interest Income (see table on page 15)

Net interest income for the three months ended March 31, 2000 was $23.7 million compared with $22.4 million for the same period last year, a $1.2 million (5.6%) increase. Interest income was $49.6 million for the first quarter of 2000, an increase of $2.9 million over the same period in 1999. Interest expense increased by $1.7 million from $24.3 million in 1999 to $25.9 million in 2000. Average asset yield increased by nine basis points from 8.07% for the same period of 1999 to 8.16% for 2000, primarily as a result of a 24 basis point increase in loan portfolio yield. The average cost of interest-bearing liabilities also increased by five basis points from 4.61% to 4.66%, primarily due to an increasingly competitive market for deposit accounts and a rising interest rate environment. Net interest spread increased from 3.46% for first quarter 1999 to 3.50% for first quarter 2000 and, net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.81% for first quarter 1999 to 3.86% for first quarter 2000.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended March 31, 2000 and 1999 ($ in thousands):

	Three Months Ended March 31,

	2000			1999

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,880,843	$41,331	8.76%	$2,021,429	$43,081	8.52%

Investment securities	25,230	353	5.61	42,352	536	5.12

Mortgage-backed securities	370,707	5,994	6.47	37,890	594	6.27

Trading securities	39,032	293	3.00	83,010	950	4.58

Commercial paper	7,549	112	5.87	—	—	—

Interest bearing deposits in banks	5,743	93	6.55	7,519	72	3.88

FHLB stock	13,816	276	8.02	11,433	209	7.41

Federal funds sold	80,534	1,135	5.57	106,420	1,237	4.65

Total interest earning assets	2,423,454	49,587	8.16	2,310,073	46,679	8.07

Noninterest earning assets	153,265			167,304

Total assets	$2,576,719			$2,477,377

Interest bearing liabilities:

Interest checking	$185,690	350	.76	$179,649	340	.77

Money market	246,871	2,520	4.11	172,465	1,614	3.80

Savings	61,967	254	1.65	72,595	329	1.84

Passbook Gold	220,836	2,252	4.10	291,630	3,049	4.24

Time deposits	1,455,094	19,491	5.39	1,329,324	17,782	5.43

FHLB advances	768	13	6.85	12,833	157	4.95

Other borrowings	65,150	1,035	6.38	74,057	985	5.39

Total interest bearing liabilities	2,236,376	25,915	4.66	2,132,553	24,256	4.61

Noninterest bearing liabilities	170,296			182,023

Stockholders’ equity	170,047			162,801

Total liabilities and equity	$2,576,719			$2,477,377

Net interest income/net interest spread		$23,672	3.50%		$22,423	3.46%

Net interest margin			3.86%			3.81%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total
Interest earning assets:

Loans, net	$(2,755)	$1,005	$(1,750)

Investment securities	(192)	9	(183)

Mortgage-backed securities	5,361	39	5,400

Trading securities	(340)	(317)	(657)

Commercial paper	112	—	112

Interest bearing deposits in banks	(20)	41	21

FHLB stock	49	18	67

Federal funds sold	(321)	219	(102)

Total change in interest income	1,894	1,014	2,908

Interest bearing liabilities:

Interest checking	15	(5)	10

Money market	765	141	906

Savings	(43)	(32)	(75)

Passbook Gold	(698)	(99)	(797)

Time deposits	2,008	(299)	1,709

FHLB advances	(78)	(66)	(144)

Other borrowings	(76)	126	50

Total change in interest expense	1,893	(234)	1,659

Increase (decrease) in net interest income	$1	$1,248	$1,249

Noninterest Income

Noninterest income for the three months ended March 31, 2000 was $4.9 million compared with $7.4 million for the same period of 1999, a decrease of $2.4 million. Gains on sale of loans were $2.8 million in 1999 compared to $20,000 in 2000. Other changes included a $186,000 decrease in loan service fees and a $533,000 increase in service charges on deposit accounts and other deposit-related fee income sources.

The following table reflects the components of noninterest income for the three months ended March 31, 2000, and 1999 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$1,604	$1,131	$473

Loan service fees	1,698	1,884	(186)

Other loan fee income	967	903	64

Gain on sale of loans, net	20	2,793	(2,773)

Gain on sale of securities, net	3	—	3

Net trading account loss	(142)	(135)	(7)

Generations Gold fee income	383	323	60

Foreign exchange income	38	28	10

Other income	359	436	(77)

Total noninterest income	$4,930	$7,363	$(2,433)

Noninterest Expense

Operating expenses for the first quarter of 2000 were $19.3 million compared with $22.3 million for the same period last year, a decrease of $3.0 million. This decrease is primarily due to a $2.6 million decrease in salary and benefits expenses, a $194,000 decrease in telephone expense and a $612,000 decrease in postage and supplies expense, all resulting from the closing of the Bank’s mortgage banking division completed during 1999. Total noninterest expenses, which includes operating expense, were $20.6 million for the three months ended March 31, 2000 compared with $23.0 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended March 31, 2000 and 1999 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$9,354	$12,010	$(2,656)

Net occupancy expense	4,009	3,730	279

Advertising and marketing	538	368	170

Data processing fees and services	1,194	952	242

FDIC and state assessments	254	333	(79)

Telephone expense	357	551	(194)

Legal and professional	543	509	34

Postage and supplies	731	1,343	(612)

Other operating expense	2,363	2,550	(187)

Total operating expenses	19,343	22,346	(3,003)

ORE expense, net of ORE income	317	(359)	676

Amortization of premium on deposits and goodwill	965	1,010	(45)

Total noninterest expense	$20,625	$22,997	$(2,372)

Part II. Other Information

Item 1. Legal Proceedings

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges that we had knowledge of and failed to disclose to BSB and its shareholders prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 which resulted from now-discontinued mortgage banking activities. The claim also alleges breach of contract, fraud and violations of the Florida statutes governing securities transactions. The plaintiffs have alleged damages generally in the amount of $3,350,000. The Company’s motion to dismiss the claim was denied on January 31, 2000, and the Company filed counter claims alleging breach of contract, fraud in the inducement, negligent misrepresentation and securities fraud against plaintiffs on February 22, 2000. The plaintiffs have since moved to dismiss our counterclaim. We believe the plaintiffs’ claims are without merit and intend to defend such action vigorously.

In January 1999, we filed a lawsuit in Pinellas County, Florida, Circuit Court against a former vendor that provided printing and direct mailing services for the Company’s now-discontinued mortgage banking operations to invalidate a term contract executed by the former manager of the High LTV Loan unit. The former manager was joined as an additional party defendant. A settlement was reached in the first quarter of 2000 with the printing vendor, effectively removing the vendor as a party to this action wherein the Company paid the former vendor $716,000 and the vendor agreed to waive all further claims of contract payments allegedly due it. This amount was recorded as an expense in the fourth quarter of 1999. We have amended our complaint against the former High LTV Loan manager to assert claims to recover the sums paid to the printing vendor, including causes of action for indemnity and breach of fiduciary duty. The former manager has asserted a counterclaim, alleging unpaid compensation in an amount in excess of $1 million. We believe this claim is without merit and intend to defend such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operation.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:

27.0 Financial Data Schedule

b.	The following reports on Form 8-K filed during the quarter ended March 31, 2000, are hereby incorporated by reference.

1.	Report on Form 8-K dated February 9, 2000 — Announcement of net income of $10.7 million or $.95 per share on a diluted basis for year-ended December 31, 1999.

2.	Report on Form 8-K dated March 20, 2000 — Announcement of the appointment of Mr. William R. Klich as President and Chief Executive Officer. Separately, disclosure of operational deficiencies in the warehouse lending department.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: May 4, 2000	By: /s/ William R. Klich William R. Klich President and Chief Executive Officer (principal executive officer)

Date: May 4, 2000	By: /s/ William R. Falzone William R. Falzone Treasurer (principal financial and accounting officer)