Form 10-Q
period 2000-06-30
REPUBLIC BANCSHARES INC
filed 2000-08-03
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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
Yes [  ]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	10,555,959 shares outstanding at June 30, 2000

REPUBLIC BANCSHARES, INC.

INDEX

Part I.  FINANCIAL INFORMATION

Item 1.	Financial Statements	Page
	Consolidated Balance Sheets – June 30, 2000 (unaudited)
	and December 31, 1999	2

	Consolidated Statements of Operations -
	Three and six month periods ended June 30, 2000 and 1999 (all unaudited)	3

	Consolidated Statements of Stockholders' Equity -
	Year ended December 31, 1999 and
	Six months ended June 30, 2000 (unaudited)	4

	Consolidated Statements of Comprehensive Income -
	Three and six month periods ended June 30, 2000 and 1999 (all unaudited)	4

	Consolidated Statements of Cash Flows -
	Three and six month periods ended June 30, 2000 and 1999 (all unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Selected Quarterly Financial and Other Data (unaudited)	12

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

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

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ended December 31, 2000, and thereafter include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of our existing and new loan and deposit products, the impact of competitive products, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the stockholders’ letter and management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS – JUNE 30, 2000 AND DECEMBER 31, 1999
($ in thousands, except share data)

	June 30,	December 31,
	2000	1999

	(unaudited)
ASSETS

Cash and due from banks	$63,913	$62,643

Interest bearing deposits in banks	7,037	3,758

Federal funds sold	36,462	27,060

Commercial paper — available for sale	—	39,888

Investment securities — available for sale	19,965	25,555

Mortgage-backed and mortgage-related securities:

Held to maturity	39,655	33,068

Available for sale	369,252	315,268

Trading	37,308	39,229

FHLB stock	13,816	13,816

Loans, net of allowance for loan losses	1,836,367	1,861,715

Premises and equipment, net	49,145	52,574

Other real estate acquired through foreclosure, net	5,830	5,332

Accrued interest receivable	14,295	14,747

Goodwill and premium on deposits	30,897	32,827

Other assets	30,886	38,546

Total assets	$2,554,828	$2,566,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$133,408	$127,619

Interest checking	187,802	187,463

Money market	291,149	211,558

Savings	232,854	309,996

Time deposits	1,407,769	1,446,173

Total deposits	2,252,982	2,282,809

Securities sold under agreements to repurchase	49,804	37,241

FHLB advances	765	769

Holding company senior debt	7,500	9,167

Convertible subordinated debt	14,690	14,684

Term subordinated debt and unsecured notes	3,912	2,750

Other liabilities	23,171	19,611

Total liabilities	2,352,824	2,367,031

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and outstanding. Liquidation preference $6.6 million at June 30, 2000 and December 31, 1999.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 10,555,959 and 10,555,889 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively.)	21,112	21,112

Capital surplus	128,735	128,780

Retained earnings	29,734	26,530

Net unrealized (loss) on available for sale securities, net of tax effect	(7,827)	(7,677)

Total stockholders’ equity	173,254	170,245

Total liabilities and stockholders’ equity	$2,554,828	$2,566,026

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2000	1999	2000	1999

INTEREST INCOME:

Interest and fees on loans	$42,153	$40,951	$83,484	$84,033

Interest on investment securities	301	490	654	1,026

Interest on mortgage-backed securities	6,463	3,324	12,457	3,918

Interest on trading securities	293	689	585	1,639

Interest on federal funds sold	1,282	1,128	2,416	2,364

Interest on commercial paper	—	—	112	—

Interest on other investments	354	383	724	664

Total interest income	50,846	46,965	100,432	93,644

INTEREST EXPENSE:

Interest on deposits	25,725	23,158	50,592	46,272

Interest on FHLB advances	13	—	26	157

Interest on senior debt	187	440	390	833

Interest on subordinated debt	265	—	531	—

Interest on term subordinated debt	71	—	138	—

Interest on unsecured notes	4	133	4	269

Interest on other borrowings	571	471	1,070	927

Total interest expense	26,836	24,202	52,751	48,458

Net interest income	24,010	22,763	47,681	45,186

PROVISION FOR LOAN LOSSES	5,000	1,410	9,400	2,932

Net interest income after provision for loan losses	19,010	21,353	38,281	42,254

NONINTEREST INCOME:

Service charges on deposit accounts	1,903	1,509	3,890	2,963

Loan service fees	1,514	1,718	3,212	3,603

Other loan fee income	1,011	1,051	1,978	1,953

(Loss) gain on sale of loans, net	(1)	464	20	3,258

Loss on securities, net	(797)	(109)	(936)	(245)

Other operating income	548	1,167	945	1,631

Total noninterest income	4,178	5,800	9,109	13,163

NONINTEREST EXPENSES:

Salaries and employee benefits	9,161	10,422	18,515	22,432

Net occupancy expense	4,033	3,869	8,044	7,598

Advertising and marketing	251	225	789	593

Data and item processing fees and services	1,196	1,242	2,390	2,194

FDIC and state assessments	355	301	609	634

Telephone, postage and supplies	1,034	1,500	2,121	3,395

Legal and professional	343	266	886	775

Other operating expenses	2,239	2,860	4,602	5,411

Total operating expenses	18,612	20,685	37,956	43,032

ORE expense (income), net	30	(130)	346	(488)

Amortization of goodwill & premium on deposits	964	970	1,929	1,980

Total noninterest expenses	19,606	21,525	40,231	44,524

Income before income taxes & minority interest	3,582	5,628	7,159	10,893

Income tax provision	(1,474)	(2,219)	(2,981)	(4,209)

Income before minority interest	2,108	3,409	4,178	6,684

Minority interest in income from subsidiary trust (net of tax)	(421)	(421)	(842)	(842)

NET INCOME	$1,687	$2,988	$3,336	$5,842

PER SHARE DATA:

Net income per common share — basic	$.15	$.28	$.30	$.56

Weighted average common shares outstanding — basic	10,555,897	10,493,214	10,555,893	10,440,377

Net income per common & common equivalent share — diluted	$.15	$.26	$.30	$.52

Weighted average common & common equivalent shares outstanding — diluted	11,310,583	11,359,392	11,323,370	11,302,980

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 AND
THE SIX MONTHS ENDED JUNE 30, 2000
($ in thousands, except share data; unaudited)

	Perpetual Preferred						Net Unrealized
	Convertible Stock		Common Stock				Gains/(Losses)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1998	75,000	$1,500	10,323,194	$20,646	$125,364	$16,103	$(16)	$163,597

Net income for the year ended Dec. 31, 1999	—	—	—	—	—	10,692	—	10,692

Net unrealized loss on available for sale securities, net of tax effect	—	—	—	—	—	—	(7,661)	(7,661)

Exercise of stock options	—	—	232,695	466	2,313	—	—	2,779

Additional paid-in capital from nonqualified/performance stock options	—	—	—	—	1,103	—	—	1,103

Dividends on preferred stock	—	—	—	—	—	(265)	—	(265)

Balance, December 31, 1999	75,000	1,500	10,555,889	21,112	128,780	26,530	(7,677)	170,245

Net income for the six months ended June 30, 2000	—	—	—	—	—	3,336	—	3,336

Net unrealized loss on available for sale securities, net of tax effect	—	—	—	—	—	—	(150)	(150)

Exercise of stock options	—	—	70	—	1	—	—	1

Adjustment to paid-in capital from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(132)	—	(132)

Balance, June 30, 2000	75,000	$1,500	10,555,959	$21,112	$128,735	$29,734	$(7,827)	$173,254

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2000	1999	2000	1999

Net income	$1,687	$2,988	$3,336	$5,842

Unrealized losses on securities:

Unrealized holding gains (losses), net of tax effect during period	1,139	(4,455)	(151)	(4,827)

Less reclassification adjustment for gains realized in net income	4	245	1	245

Net unrealized gains (losses)	1,143	(4,210)	(150)	(4,582)

Comprehensive income (loss)	$2,830	$(1,222)	$3,186	$1,260

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2000	1999	2000	1999

OPERATING ACTIVITIES:

Net income	$1,687	$2,988	$3,336	$5,842

Reconciliation of net income to net cash provided by operating activities:

Provision for loan and ORE losses	5,000	1,410	9,400	2,932

Depreciation and amortization, net	5,106	4,749	8,381	9,389

Amortization of premium of fair value, net	242	3,920	1,934	5,181

Gain on sale of loans	—	(465)	(20)	(3,258)

Loss on sale of investment securities	797	109	936	244

(Gain)/loss on sale of ORE	(85)	(239)	105	(662)

Capitalization of mortgage servicing/residual interest	(990)	(857)	(353)	(3,450)

Net decrease (increase) in deferred tax asset	1,862	(97)	2,255	760

Loss on disposal of premises & equipment	—	203	—	210

Net decrease in other assets	1,925	4,558	4,511	4,663

Net increase (decrease) in other liabilities	3,250	882	3,560	(1,802)

Net increase in value performance options	—	—	(46)	—

Net cash provided by operating activities	18,794	17,161	33,999	20,049

INVESTING ACTIVITIES:

Net decrease in loans	7,862	7,455	9,839	116,630

Proceeds from sales & maturities of:

Investment securities available for sale	4,000	128,000	7,000	131,500

Mortgage-backed securities available for sale	832	—	3,317	1,552

Commercial paper	—	—	40,000	—

Revenue bonds	—	—	75	—

Purchase of investment securities AFS	(998)	(1,899)	(998)	(136,767)

Purchase of mortgage-backed securities AFS	(41,674)	(102,711)	(76,574)	(155,940)

Purchase of mortgage-backed securities held to maturity	(2,090)	—	(16,980)	—

Principal repayment on mortgage-backed securities	16,704	7,763	28,428	14,090

(Purchase) redemption of FHLB stock	—	27	—	(2,779)

Disposal/(purchase) of premises & equipment, net	767	(1,737)	533	(110)

Proceeds from sale of ORE	1,159	2,528	3,151	4,947

Investment in other real estate owned, net	(59)	160	(56)	322

Net cash (used in) provided by investing activities	(13,497)	39,586	(2,265)	(26,555)

FINANCING ACTIVITIES:

Net (decrease) increase in deposits	(81,630)	85,081	(29,712)	86,245

Net (decrease) increase in repurchase agreements	3,704	(4,612)	12,563	5,466

Repayment of FHLB advances, net	(2)	—	(4)	(25,000)

Proceeds from issuance of common stock	1	449	1	2,884

Proceeds from Holding Company debt	1,162	—	1,162	—

Repayment of Holding Company debt	(830)	—	(1,661)	—

Dividends on perpetual preferred stock	(66)	(66)	(132)	(132)

Net cash provided by (used in) financing activities	(77,661)	80,852	(17,783)	69,463

Net increase (decrease) in cash and cash equivalents	(72,364)	137,599	13,951	62,957

Cash and cash equivalents, beginning of period	179,776	67,968	93,461	142,610

Cash and cash equivalents, end of period	$107,412	$205,567	$107,412	$205,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for-

Interest	$26,925	$24,186	$52,375	$63,490

Income taxes (refunded)/paid	70	(4,556)	185	(4,539)

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of June 30, 2000 and the results of operations and cash flows, for the three and six month periods ended June 30, 2000 and 1999. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. Financial data for 1999 includes results of operations for Republic Bank, F.S.B., which was dissolved on September 10, 1999.

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

Our consolidated financial statements include the accounts of the Company, RBI, the Bank, and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. and, for the six months ended June 30, 1999, Republic Bank, F.S.B. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 81 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2000. The results for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the June 2000 financial statement presentation.

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

2. EARNINGS (LOSS) PER SHARE

Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred stock and the convertible subordinated debentures that have been converted to common stock earlier in the year or the issue date (i.e., the if-converted method). Basic earnings (loss) per common share was computed by dividing net income (loss) less dividends paid on preferred stock, by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2000 and 1999 ($ in thousands, except per share data):

	For the three months ended June 30,

		2000			1999
		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income/basic earnings
per share	$1,621	10,555,897	$0.15	$2,922	10,493,214	$0.28

Options exercised during
the period-incremental
effect prior to exercise	—	1	—	—	4,192	—

Options outstanding at end
of period	—	4,685	—	—	111,986	—

Convertible perpetual
Preferred stock	66	750,000	—	66	750,000	—

Diluted earnings per share	$1,687	11,310,583	$0.15	$2,988	11,359,392	$0.26

	For the six months ended June 30,

		2000			1999
		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income/basic earnings
per share	$3,204	10,555,893	$0.30	$5,710	10,440,377	$0.56

Options exercised during
the period-incremental
effect prior to exercise	—	4	—	—	20,190	—

Options outstanding at end
of period	—	17,473	—	—	92,413	—

Convertible perpetual
Preferred stock	132	750,000	—	132	750,000	—

Diluted earnings per share	$3,336	11,323,370	$0.30	$5,842	11,302,980	$0.52

There were 664,017 and 252,617 of stock options that were anti-dilutive as of June 30, 2000 and 1999, respectively.

3. INVESTMENT, MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

Investments consisting of U.S. Treasury and federal agency securities (“Investment Securities”) and mortgage-backed and mortgage-related securities (“MBS”) were $466.2 million at June 30, 2000. We held no commercial paper at June 30, 2000. As of June 30, 2000, $389.2 million of securities were classified as available for sale (of which $369.3 million were MBS and $19.9 million were Investment Securities), $39.7 million of MBS were classified as held to maturity and $37.3 million were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of high loan-to-value loans (“High LTV Loans”) in June 1998; (2) $22.5 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization in June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.9 million.

The market values assigned to the MBS classified as available for sale were derived using market quotations at June 30, 2000. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets. The factors used in the present value calculations included a 15% discount rate and a 15% prepayment speed assumption on both the December 1997 and June 1998 overcollateralization and residual interests. The default assumption on the December 1997 transaction, defined by estimating the total defaults over the life of the securitization, is 15.7% of the original $60 million collateral amount. Through June 30, 2000, actual losses have been 8.8% of the original collateral amount. The default assumption on the June 1998 securitization is 13.0% of the original $240 million collateral amount over the life of the securitization. Through June 30, 2000, actual losses have been 5.4% of the original collateral amount. Based on those valuations, a trading loss of $793,000 was recorded for the second quarter of 2000. We believe this valuation is a reasonable approximation of the fair market value of the MBS classified as trading assets; however, there is no assurance that we could realize this value if such assets were sold in the current illiquid market for High LTV- related assets.

4. LOANS AND LOANS HELD FOR SALE

Loans at June 30, 2000 and December 31, 1999, are summarized as follows ($ in thousands; unaudited):

	June 30,	December 31,
	2000	1999

Real estate mortgage loans:

One-to-four family residential	$695,651	$725,333

Nonconforming mortgages	71,356	79,562

Multifamily residential	95,774	80,212

Warehouse lines of credit	67,393	96,873

Commercial real estate	447,323	416,827

Construction/land development	126,295	165,649

Mortgage loans secured by first liens	1,503,792	1,564,456

Commercial (business) loans	116,676	90,378

Consumer loans	24,805	23,737

Home equity loans	133,432	118,737

High LTV Loans	85,935	92,584

Total gross portfolio loans	1,864,640	1,889,892

Less-allowance for loan losses	(28,273)	(28,177)

Total loans held for portfolio	$1,836,367	$1,861,715

Mortgage loans serviced for others as of June 30, 2000 and December 31, 1999, were $1.4 billion and $1.5 billion, respectively. Included in the total amount serviced for others were High LTV Loans amounting to $631.9 million and $699.0 million at June 30, 2000 and December 31, 1999, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $18.3 million and $20.7 million at June 30, 2000 and December 31, 1999, respectively. Loans on which interest was not being accrued at June 30, 2000 and December 31, 1999, totaled approximately $29.5 million and $25.0 million, respectively. Loans past due 90 days or more and still accruing interest at June 30, 2000 and December 31, 1999 totaled $46,000 and $171,000, respectively.

5. ALLOWANCES FOR LOSSES

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

While we believe that the allowance for loan losses was adequate as of June 30, 2000, based on currently available information at that time, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of borrowers, the value of underlying collateral, or other factors. Additionally, the Florida Department of Banking and Finance (the “Department”), the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of June 30, 2000, approximately $1.0 million of the allowance remained from the allocation of discounts on purchased loans.

Changes in the allowance for loan losses were as follows ($ in thousands; unaudited):

	For the Six Months Ended June 30,

	2000	1999

Balance, beginning of period	$28,177	$28,077

Provision for possible loan losses	9,400	2,932

Loan discount (net) allocated to (from) purchased portfolios	(5)	—

Acquired reserve – purchased portfolios	—	275

Loans charged-off	(10,199)	(6,082)

Recoveries of loans charged-off	900	1,007

Net charge-offs	(9,299)	(5,075)

Balance, end of period	$28,273	$26,209

Allowance for Losses on Other Real Estate (“ORE”)

We generally conduct appraisals on ORE on an annual basis. We recognize any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. We have been granted an extension on a piece of property, with a book value of $149,000, until December 6, 2000. This property, consisting of residential lots, is currently under contract. There are no other properties that have exceeded the five-year holding period limitation.

6. MARKET RISK

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

Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities include a subordinate tranche from a 1998 securitization of High LTV Loans, the resulting residual interest in cash flows from that securitization and from a securitization completed in 1997, and the excess spread on interest-only strips receivable. (See “Note 3. Investment, Mortgage-Backed and Mortgage-Related Securities”). Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under “Loss on securities, net”. Securities held to maturity are carried at amortized cost.

7. RELATED PARTY TRANSACTIONS

Mr. William R. Hough, is chairman of the board of the Company, a director and the largest shareholder of the Company. Mr. Hough is also President and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases of securities. WRHC is compensated under that agreement on a commission basis. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate plus one-eighth of one percent, per an agreement entered into on August 15, 1995.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. We are paid 50% of the net profits earned from sales of investment products on our premises. The Company fee income earned from this relationship was $153,000 and $100,000 for the six months ended June 30, 2000 and 1999, respectively.

On May 17, 2000, we entered into a loan agreement with William R. Hough, individually, to borrow up to $2.0 million on an unsecured, revolving line of credit basis. Interest on this loan is at a variable rate, changing daily, and equal to the Citibank, N.A., New York Base Rate (the “Index”) plus .50%. The rate at June 30, 2000 was 9.5% per annum. This loan will be paid in one payment of all outstanding principal plus all accrued unpaid interest on March 31, 2001. In addition, we will pay regular monthly payments of all accrued unpaid interest due as of each payment date beginning June 30, 2000 and all subsequent interest payments to be due on the same day at each month thereafter. The repayment of principal and interest on this loan is subordinate to the payment of all principal and interest on the senior debt. We will use these proceeds for holding company debt service.

Certain directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in our opinion, have not involved more than the normal risk of collectability or presented other unfavorable features.

8. HOLDING COMPANY CASHFLOW AND DEBT SERVICE

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits (net income less any dividends paid) for that year and its retained net profits for the preceding two years. The aggregate retained net profit for 1998 and 1999 was a $6.8 million deficit. Therefore, the Bank will not be permitted to make dividend payments to the holding company until those retained net profits for calendar year 2000 exceed the $6.8 million deficit. As of June 30, 2000, there remains a net retained profit deficit of $1.9 million.

[Balance of page intentionally left blank]

SELECTED QUARTERLY FINANCIAL AND OTHER DATA
FIVE CONSECUTIVE QUARTERS
($ in thousands, except share data; unaudited)

	Quarters Ended

	June 2000	Mar. 2000	Dec. 1999	Sept. 1999	June 1999

OPERATING DATA:

Interest income	$50,846	$49,587	$48,961	$48,158	$46,965

Interest expense	26,836	25,915	25,128	24,795	24,202

Net interest income	24,010	23,672	23,833	23,363	22,763

Loan loss provision	5,000	4,400	3,120	3,871	1,410

Net interest income after loan loss provision	19,010	19,272	20,713	19,492	21,353

Noninterest income	4,178	4,930	5,048	7,621	5,800

Operating expenses	18,612	19,343	20,782	20,615	20,685

Other noninterest expense	994	1,282	1,150	1,043	840

Net income before income taxes & minority interest	3,582	3,577	3,829	5,455	5,628

Income tax provision	(1,474)	(1,507)	(1,622)	(1,968)	(2,219)

Minority interest in income from subsidiary trust	(421)	(421)	(421)	(424)	(421)

Net income	$1,687	$1,649	$1,786	$3,063	$2,988

PER SHARE DATA:

Earnings per share – basic	$.15	$.15	$.17	$.29	$.28

Weighted average shares outstanding – basic	10,555,897	10,555,889	10,547,802	10,510,415	10,493,214

Earnings per share – diluted	$.15	$.15	$.16	$.27	$.26

Weighted average shares outstanding – diluted	11,310,583	11,318,488	11,310,681	11,309,550	11,359,392

BALANCE SHEET DATA (at period-end):

Total assets	$2,554,828	$2,626,458	$2,566,026	$2,516,507	$2,573,825

Investment & mortgage-backed securities	466,180	442,845	453,008	356,639	345,128

Portfolio loans, net of unearned income	1,864,640	1,882,560	1,889,892	1,867,387	1,876,982

Nonperforming assets	36,066	29,903	31,218	32,633	39,205

Allowance for loan losses	28,273	30,470	28,177	28,189	26,209

Goodwill & premium on deposits	30,897	31,862	32,827	33,791	34,936

Deposits	2,252,982	2,334,661	2,282,809	2,224,614	2,273,443

Stockholders’ equity	173,254	170,489	170,245	169,544	167,608

Book value per share (dollars)	15.32	15.08	15.06	15.05	14.89

SELECTED FINANCIAL RATIOS:

Return on average assets	.26%	.26%	.28%	.47%	.48%

Return on average equity	3.96	3.90	4.19	7.14	7.23

Equity to assets	6.78	6.42	6.63	6.73	6.51

Equity and minority interest in preferred subsidiary to assets	7.91	7.50	7.75	7.88	7.63

Portfolio loans/deposit ratio	82.75	80.64	82.79	83.94	82.56

Net interest spread	3.49	3.50	3.63	3.50	3.53

Net interest margin	3.89	3.86	3.99	3.85	3.87

Operating expense to average assets	2.88	3.00	3.27	3.38	3.30

Operating efficiency ratio	66.03	67.63	71.96	70.89	72.42

Loan loss allowance to portfolio loans	1.52	1.62	1.49	1.51	1.40

Loan loss allowance to nonperforming loans	95.68	128.40	112.04	108.32	77.11

CAPITAL RATIOS:

Tier 1 (leverage) – Company	6.14	5.93	6.02	5.97	5.83

Tier 1 (leverage) – Bank	6.95	6.78	6.78	6.88	6.96

Tier 1/risk-assets – Company	9.81	9.27	9.17	9.28	8.91

Tier 1/risk assets – Bank	11.12	10.59	10.33	10.64	10.59

Risk-based capital – Company	12.20	11.65	11.53	11.66	10.21

Risk-based capital – Bank	12.41	11.89	11.63	11.94	11.88

OTHER DATA (at period-end):

Number of branch banking offices	81	81	81	81	83

Number of full-time equivalent employees	997	995	1,000	1,019	1,151

REPUBLIC BANCSHARES, INC.
QUARTERLY NONPERFORMING ASSET TREND
($ in thousands; unaudited)

	Quarters Ended

	June 2000	Mar. 2000	Dec. 1999	Sept. 1999	June 1999

Non-performing loans:

Residential first lien	$26,284	$19,605	$19,654	$20,326	$25,621

Commercial real estate	1,328	1,327	3,252	3,749	5,483

Multifamily residential	—	—	—	—	182

Commercial (business)	592	602	797	178	950

Home equity	831	1,841	833	440	872

Consumer & other	178	183	140	83	72

High LTV	336	173	474	1,249	808

Total nonperforming loans (1)	29,549	23,731	25,150	26,025	33,988

Other nonperforming receivables	687	711	736	761	820

Other real estate:

Residential	2,508	2,141	3,804	3,568	3,176

Commercial-bulk sale	3,322	3,320	1,528	2,279	1,221

Total ORE	5,830	5,461	5,332	5,847	4,397

Total nonperforming assets	$36,066	$29,903	$31,218	$32,633	$39,205

(1) Represents all loans on nonaccrual and all loans 90 days and over past due

Memorandum:

Past due 90+ days-still accruing (incl. above)	$46	$4	$171	$1,273	$41

Nonperforming loans/portfolio loans	1.58%	1.26%	1.33%	1.39%	1.81%

Nonperforming assets/assets	1.41	1.14	1.22	1.30	1.52

ORE/assets	.23	.21	.21	.23	0.17

Loan loss allowance to nonperforming loans:

Originated portfolio	98.18%	143.60%	137.61%	121.52%	85.79%

July 1997 Purchase	1.94	2.43	—	35.21	34.03

March 1995 Purchase	1,136.17	228.45	246.89	153.85	128.73

CrossLand portfolio	—	—	24.63	42.90	43.31

Other purchased portfolios	69.52	21.03	14.03	36.56	26.92

Total	95.68%	128.40%	112.04%	108.32%	77.11%

Other loan delinquency data

30-89 days past due:

Residential first lien	$11,258	$23,305	$17,334	$14,180	$13,782

Commercial real estate/multifamily	1,925	915	5,282	314	4,140

Commercial (business)	686	824	1,190	1,535	1,872

Home equity	1,290	1,351	1,864	1,399	3,082

Consumer & other	378	364	479	491	293

High LTV	2,890	2,385	3,301	2,253	1,265

Total	$18,427	$29,144	$29,450	$20,172	$24,434

REPUBLIC BANCSHARES, INC.
QUARTERLY CREDIT LOSS EXPERIENCE
($ in thousands; unaudited)

	Quarters Ended

	June 2000	Mar. 2000	Dec. 1999	Sept. 1999	June 1999

Daily average loans outstanding:

Residential first lien	$735,289	$748,869	$757,410	$768,772	$801,171

Warehouse lines of credit	71,124	81,049	95,654	103,847	120,866

Subprime mortgages	73,570	78,118	82,167	84,919	79,712

Commercial real estate/multifamily	728,835	714,664	672,858	641,950	622,678

Commercial (business)	100,975	80,728	78,213	82,769	59,397

Home equity	64,308	63,554	63,632	65,318	69,511

Consumer	24,937	23,719	25,406	30,193	30,254

High LTV	87,269	90,142	98,565	102,674	106,168

Total	$1,886,307	$1,880,843	$1,873,905	$1,880,442	$1,889,757

Allowance for loan losses at beginning of period	$30,470	$28,177	$28,189	$26,209	$27,442

Loan discount (net) allocated to (from) purchased portfolios	—	(5)	(470)	—	—

Provision for loan losses	5,000	4,400	3,120	3,871	1,410

Acquired reserve-purchased loans	—	—	—	—	275

Charge-offs:

Residential first lien	(374)	(463)	(468)	(534)	(690)

Warehouse lines of credit	(4,412)	(66)	—	—	—

Subprime mortgages	(290)	(319)	(305)	(239)	(35)

Commercial real estate/multifamily	(1)	—	(167)	(20)	(634)

Commercial (business)	(3)	—	(115)	(56)	(176)

Home equity	(945)	—	—	(312)	(386)

Consumer	(44)	(34)	(155)	(96)	(140)

Other	(82)	(32)	(14)	(77)	(35)

High LTV	(1,299)	(1,835)	(1,620)	(863)	(1,468)

Total	(7,450)	(2,749)	(2,844)	(2,197)	(3,564)

Recoveries:
Residential first lien	31	48	4	110	559

Warehouse lines of credit	10	—	—	—	—

Subprime mortgages	4	—	—	—	—

Commercial real estate/multifamily	3	287	8	2	3

Commercial (business)	9	29	13	44	16

Home equity	9	4	25	21	6

Consumer	12	11	11	29	35

Other	5	2	24	16	7

High LTV	170	266	97	84	20

Total	253	647	182	306	646

Net (charge-offs) recoveries:
Residential first lien	(343)	(415)	(464)	(424)	(131)

Warehouse lines of credit	(4,402)	(66)	—	—	—

Subprime mortgages	(286)	(319)	(305)	(239)	(35)

Commercial real estate/multifamily	2	287	(159)	(18)	(631)

Commercial (business)	6	29	(102)	(12)	(160)

Home equity	(936)	4	25	(291)	(380)

Consumer	(32)	(23)	(144)	(67)	(105)

Other	(77)	(30)	10	(61)	(28)

High LTV	(1,129)	(1,569)	(1,523)	(779)	(1,448)

Total	(7,197)	(2,102)	(2,662)	(1,891)	(2,918)

Allowance for loan losses at end of period	$28,273	$30,470	$28,177	$28,189	$26,209

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	.19%	.22%	.25%	.22%	.06%

Warehouse lines of credit	24.76	.33	—	—	—

Subprime mortgages	1.55	1.63	1.48	1.13	.18

Commercial real estate/multifamily	—	(.16)	.09	.01	.47

Commercial (business)	(.02)	(.14)	.52	.03	.36

Home equity	5.82	(.03)	(.16)	1.78	2.19

Consumer	.51	.39	2.27	.89	1.39

High LTV	5.17	6.96	6.18	3.03	5.46

Total	1.53%	.45%	.57%	.40%	.62%

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at June 30, 2000 and December 31, 1999

Overview

At June 30, 2000, the Company had total assets of $2.55 billion, stockholders’ equity of $173.3 million and a book value per share of $15.32, compared with total assets of $2.57 billion, stockholders’ equity of $170.2 million and a book value of $15.06 at December 31, 1999. Loans, net of allowances for loan losses, were $1.84 billion at June 30, 2000, compared with $1.86 billion at December 31, 1999, while total deposits were $2.25 billion, a decrease of $29.8 million from $2.28 billion at year-end 1999.

Investment Securities, Commercial Paper, Mortgage-Backed and Mortgage-Related Securities

Available for sale investments at June 30, 2000 were comprised of U.S. Treasury and mortgage-backed securities issued by federal agencies totaling $466.2 million compared to $453.0 million at the end of last year. Mortgage-backed securities increased $60.6 million, while commercial paper totaling $39.9 million matured without replacement. Mortgage-related securities in the trading category amounted to $37.3 million at June 30, 2000, a $1.9 million decrease from $39.2 million at December 31, 1999. These trading assets consisted of: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $22.5 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.9 million at year-end 1999.

Loans

Total loans declined by $25.3 million from $1.89 billion at the prior year-end to $1.86 billion at June 30, 2000. Payoffs and other reductions of warehouse lines of credit and residential mortgages more than offset increases in commercial and consumer loans. Warehouse lines of credit decreased $29.5 million, subprime mortgages decreased $8.2 million and conventional/government residential loans declined by $29.7 million. High LTV Loans decreased by $6.6 million. Commercial loans increased $26.3 million and home equity loans increased $14.7 million, while commercial real estate loans and business loans secured by real estate increased $6.7 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.3 million (1.52% of portfolio loans) at June 30, 2000, compared with $28.2 million (1.49% of portfolio loans) at December 31, 1999. Activity to the allowance in 2000 included provisions for loan losses of $9.4 million less loan charge-offs (net of recoveries) of $9.3 million. Of the net amount of charge-offs, $4.4 million resulted from charging off as uncollectible a portion of several mortgage warehouse lines of credit. The remainder resulted from charge-offs of High LTV, home equity and residential loans deemed uncollectible. At June 30, 2000, the ratio of the allowance for loan losses to nonperforming loans was 95.68% compared to 112.04% at the end of 1999.

Nonperforming Assets

Nonperforming assets amounted to $36.1 million (1.41% of total assets) at June 30, 2000, compared with $31.2 million (1.22% of total assets) at December 31, 1999. Nonperforming loans totaled $29.5 million at June 30, 2000, an increase of $4.4 million from the prior year-end total of $25.2 million. Nonperforming one-to-four family residential mortgage loans increased by $5.3 million, primarily from transferring a $5.0 million condominium development loan to nonperforming status in the second quarter of 2000. Nonperforming mortgage warehouse lines of credit increased $2.0 million. Nonperforming commercial real estate and commercial (business) loans decreased $2.1 million and nonperforming High LTV Loans and subprime mortgages decreased

$138,000 and $693,000, respectively. ORE balances increased $498,000 to $5.8 million, primarily from the transfer of land and building, acquired in a previous merger but no longer used for banking purposes, from premises and equipment to other real estate.

Deposits

Total deposits were $2.25 billion at June 30, 2000, a $29.8 million decrease from the prior year-end. Certificates of deposit declined by $38.4 million which reflects the increasingly competitive market for deposit accounts. This was partially offset by increases in checking, savings and money market deposits. Checking accounts (including non-retail deposits such as official checks) increased by $6.1 million while money market and savings deposits grew by $2.4 million. Total deposits from the 24 branches, which comprised our 1998 and 1999 branch expansion program, have increased by $57.7 million to $259.5 million at June 30, 2000.

Holding Company Debt

Holding company debt decreased by $499,000 to $26.1 million at June 30, 2000. Holding company debt at June 30, 2000 consisted of senior debt to SunTrust of $7.5 million, term subordinated debt payable to several of the Company’s current and former directors of $2.8 million, $1.2 million of an unsecured note from Mr. William R. Hough, the Company’s chairman of the board (see “Note 7. Related Party Transactions”) and $14.7 million of convertible subordinated debentures. The senior debt requires monthly principal payments of $278,000 plus interest at Libor plus 1.75% and a balloon payment on March 31, 2001 of approximately $5.0 million. The unsecured note from the Company’s chairman also matures on March 31, 2001. The term subordinated debt and convertible subordinated debt mature on September 22, 2006 and October 1, 2014, respectively.

Stockholders’ Equity

Stockholders’ equity was $173.3 million at June 30, 2000, or 6.8% of total assets, compared to $170.2 million or 6.6% of total assets at December 31, 1999. At June 30, 2000, the Bank’s tier 1 (leverage) capital ratio was 6.95%, its tier 1 (risk-based) capital ratio was 11.12%, and its total risk-based capital ratio was 12.41%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at June 30, 2000 were 6.14%, 9.81%, and 12.20%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2000 and 1999

Overview

Net income for the second quarter of 2000 was $1.7 million, or $.15 per share (on a diluted basis), compared with $3.0 million, or $.26 per share, on the same basis for the same period in 1999. In the current quarter the Company recorded a $5.0 million loan loss provision and a $793,000 trading loss on its residual interest in two High LTV Loan securitizations, compared with a $1.4 million loan loss provision and a $109,000 trading loss in 1999. Net income before tax for 1999 included $464,000 in gains on sale of loans in addition to a lesser loss provision.

Analysis of Net Interest Income (see table on page 17)

Net interest income for the three months ended June 30, 2000 was $24.0 million compared with $22.8 million for the same period last year, a $1.2 million or 5.5% increase. Interest income was $50.8 million for the second quarter of 2000, an increase of $3.9 million over the same period in 1999. Interest expense increased by $2.6 million from $24.2 million in 1999 to $26.8 million in 2000. Average asset yield increased by 29 basis points from 8.03% for the same period of 1999 to 8.32% for 2000, primarily as a result of a 25 basis point increase in loan portfolio yield. The average cost of interest-bearing liabilities also increased by 34 basis points from 4.50% to 4.84%, primarily due to an increasingly competitive market for deposit accounts and a rising interest rate environment. Net interest margin, which includes the benefit of noninterest bearing funds, increased from 3.87% for the second quarter of 1999 to 3.89% for the second quarter of 2000 while net interest spread decreased from 3.53% for the second quarter of 1999 to 3.49% for the second quarter of 2000.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended June 30, 2000 and 1999 ($ in thousands; unaudited):

	Three Months Ended June 30,

	2000			1999

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,886,291	$42,153	8.90%	$1,889,757	$40,951	8.65%

Investment securities	19,991	301	6.04	37,497	490	5.23

Mortgage-backed securities	389,733	6,463	6.63	222,391	3,324	5.98

Trading securities	38,418	293	3.05	65,530	689	4.21

Commercial paper	—	—	—	—	—	—

Interest bearing deposits in banks	5,316	89	6.75	10,623	125	4.71

FHLB stock	13,816	265	7.73	13,939	258	7.44

Federal funds sold	82,620	1,282	6.14	94,964	1,128	4.70

Total interest earning assets	2,436,185	50,846	8.32	2,334,701	46,965	8.03

Noninterest earning assets	145,957			175,148

Total assets	$2,582,142			$2,509,849

Interest bearing liabilities:

Interest checking	$184,023	$358	.78%	$179,144	$343	.77%

Money market	282,095	3,060	4.36	196,701	1,825	3.72

Savings	62,501	255	1.64	70,915	273	1.55

Passbook Gold	183,790	1,865	4.08	287,715	2,983	4.16

Time deposits	1,450,836	20,187	5.60	1,348,788	17,734	5.27

FHLB advances	766	13	6.85	—	—	—

Subordinated debt	14,688	265	7.23	—	—	—

Other holding company debt	10,856	262	9.65	32,000	573	7.16

Other borrowings	42,617	571	5.39	43,877	471	4.29

Total interest bearing liabilities	2,232,172	26,836	4.84	2,159,140	24,202	4.50

Noninterest bearing liabilities	180,407			185,463

Stockholders’ equity	169,563			165,246

Total liabilities and equity	$2,582,142			$2,509,849

Net interest income/net interest spread		$24,010	3.49%		$22,763	3.53%

Net interest margin			3.89%			3.87%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$41	$1,161	$1,202

Investment securities	(208)	19	(189)

Mortgage-backed securities	2,752	387	3,139

Trading securities	(211)	(185)	(396)

Commercial paper	—	—	—

Interest bearing deposits in banks	(78)	42	(36)

FHLB stock	(2)	9	7

Federal funds sold	(160)	314	154

Total change in interest income	2,134	1,747	3,881

Interest bearing liabilities:

Interest checking	9	6	15

Money market	885	350	1,235

Savings	(34)	16	(18)

Passbook Gold	(1,063)	(55)	(1,118)

Time deposits	1,825	628	2,453

FHLB advances	13	—	13

Subordinated debt	265	—	265

Other holding company debt	(465)	154	(311)

Other borrowings	(12)	112	100

Total change in interest expense	1,423	1,211	2,634

Increase (decrease) in net interest income	$711	$536	$1,247

Noninterest Income

Noninterest income for the three months ended June 30, 2000 was $4.2 million compared with $5.8 million for the same period of 1999, a decrease of $1.6 million. A trading loss of $793,000 on the residual assets from securitizing High LTV Loans in prior years was recorded in the second quarter this year compared to a similar trading loss of $109,000 for the second quarter last year. Gains on sale of loans were $464,000 in 1999 compared to a loss of sale on loans of $1,000 in 2000. Other changes included a $204,000 decrease in loan service fees and a $604,000 decline in other income primarily from a one-time recovery of a reserve fund of $491,000 recorded in 1999. These declines were partially offset by a $394,000 increase in service charges on deposit accounts and other deposit-related fee income sources.

The following table reflects the components of noninterest income for the three months ended June 30, 2000, and 1999 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$1,903	$1,509	$394

Loan service fees	1,514	1,718	(204)

Other loan fee income	1,011	1,051	(40)

(Loss) gain on sale of loans, net	(1)	464	(465)

Loss on sale of securities, net	(4)	—	(4)

Net trading account loss	(793)	(109)	(684)

Foreign exchange income	14	29	(15)

Other income	534	1,138	(604)

Total noninterest income	$4,178	$5,800	$(1,622)

Noninterest Expense

Operating expenses for the second quarter of 2000 were $18.6 million compared with $20.7 million for the same period last year, a decrease of $2.1 million or 10%. This improvement is primarily due to a $1.3 million decrease in salary and benefits expenses, a $103,000 decrease in telephone expense and a $363,000 decrease in postage and supplies expense, resulting primarily from the 1999 closing of the Bank’s mortgage banking division. Total noninterest expenses, which includes operating expenses, were $19.6 million for the three months ended June 30, 2000 compared with $21.5 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended June 30, 2000 and 1999 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$9,161	$10,422	$(1,261)

Net occupancy expense	4,033	3,869	164

Advertising and marketing	251	225	26

Data processing fees and services	1,196	1,242	(46)

FDIC and state assessments	355	301	54

Telephone expense	351	454	(103)

Postage and supplies	683	1,046	(363)

Legal and professional	343	266	77

Other operating expense	2,239	2,860	(621)

Total operating expenses	18,612	20,685	(2,073)

ORE expense, net of ORE income	30	(130)	160

Amortization of premium on deposits and goodwill	964	970	(6)

Total noninterest expense	$19,606	$21,525	$(1,919)

Comparison of Results of Operations for the Six Months Ended June 30, 2000 and 1999

Overview

Net income for the first half of 2000 was $3.3 million, or $.30 per share (on a diluted basis), compared with net income of $5.8 million, or $.52 per share, on the same basis for the same period in 1999.

Analysis of Net Interest Income (see table on page 20)

Net interest income for the six months ended June 30, 2000 was $47.7 million compared with $45.2 million for the same period last year, a $2.5 million or a 5.5% increase. Interest income was $100.4 million for the first six months of 2000, an increase of $6.8 million over the same period in 1999. Interest expense increased by $4.3 million. Average asset yield increased by 19 basis points from 8.05% for the same period in 1999 to 8.24% for 2000. The average cost of interest-bearing liabilities also increased by 20 basis points from 4.55% to 4.75%. As a result, net interest margin, which includes the benefit of noninterest bearing funds, increased by 4 basis points from 3.84% for 1999 to 3.88% for 2000 and net interest spread remained relatively level at 3.49% for the first six months of 2000.

Noninterest Income

Noninterest income for the six months ended June 30, 2000 was $9.1 million compared with $13.2 million for the same period in 1999, a decrease of $4.1 million. Gains on sale of loans from mortgage banking activities in 1999 accounted for $3.2 million of the decrease and a trading loss of $935,000 in 2000 versus a trading loss of $245,000 in 1999 accounted for $690,000 and lower service fee revenue from a declining loan servicing portfolio accounted for $391,000 of the decrease. Other loan fee income increased $25,000, while service charges on deposit accounts and other deposit-related fee income sources increased by $927,000.

The following table reflects the components of noninterest income for the six months ended June 30, 2000, and 1999 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$3,890	$2,963	$927

Loan service fees	3,212	3,603	(391)

Other loan fee income	1,978	1,953	25

Gains on sales of loans, net	20	3,258	(3,238)

Loss on sale of securities, net	(1)	—	(1)

Net trading account (loss) gain	(935)	(245)	(690)

Foreign exchange income	53	58	(5)

Other income	892	1,573	(681)

Total noninterest income	$9,109	$13,163	$(4,054)

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the six months ended June 30, 2000 and 1999 ($ in thousands; unaudited):

	Six Months Ended June 30,

	2000			1999

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,883,567	$83,484	8.83%	$1,955,523	$84,033	8.58%

Investment securities	22,610	654	5.80	39,910	1,026	5.17

Mortgage-backed securities	380,220	12,457	6.55	130,141	3,918	6.02

Trading securities	38,725	585	3.02	74,270	1,639	4.41

Commercial paper	3,774	112	5.87	—	—	—

Interest bearing deposits in banks	5,530	183	6.65	9,080	197	4.37

FHLB stock	13,816	541	7.88	12,693	467	7.42

Federal funds sold	81,577	2,416	5.86	100,660	2,364	4.67

Total interest earning assets	2,429,819	100,432	8.24	2,322,277	93,644	8.05

Noninterest earning assets	149,612			171,246

Total assets	$2,579,431			$2,493,523

Interest bearing liabilities:

Interest checking	$184,857	$708	.77%	$179,395	$683	.77%

Money market	264,483	5,580	4.24	184,650	3,440	3.76

Savings	62,234	509	1.65	71,750	602	1.69

Passbook Gold	202,313	4,117	4.09	289,662	6,032	4.20

Time deposits	1,452,965	39,678	5.49	1,339,109	35,515	5.35

FHLB advances	767	26	6.85	6,381	157	4.95

Subordinated debt	14,686	531	7.23	—	—	—

Other holding company debt	11,206	532	9.49	32,000	1,102	6.89

Other borrowings	40,763	1,070	5.28	42,972	927	4.40

Total interest bearing liabilities	2,234,274	52,751	4.75	2,145,919	48,458	4.55

Noninterest bearing liabilities	175,351			183,253

Stockholders’ equity	169,806			164,351

Total liabilities and equity	$2,579,431			$2,493,523

Net interest income/net interest spread		$47,681	3.49%		$45,186	3.50%

Net interest margin			3.88%			3.84%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(2,739)	$2,190	$(549)

Investment securities	(401)	29	(372)

Mortgage-backed securities	8,143	396	8,539

Trading securities	(552)	(502)	(1,054)

Commercial paper	112	—	112

Interest bearing deposits in banks	(93)	79	(14)

FHLB stock 45	29	74

Federal funds sold	(484)	536	52

Total change in interest income	4,031	2,757	6,788

Interest bearing liabilities:

Interest checking	23	2	25

Money market	1,651	489	2,140

Savings	(76)	(17)	(93)

Passbook Gold	(1,762)	(153)	(1,915)

Time deposits	3,800	363	4,163

FHLB advances	(78)	(53)	(131)

Subordinated debt	531	—	531

Other holding company debt	(890)	320	(570)

Other borrowings	(35)	178	143

Total change in interest expense	3,164	1,129	4,293

Increase (decrease) in net interest income	$867	$1,628	$2,495

Noninterest Expense

Operating expenses for the first six months of 2000 were $38.0 million compared with $43.0 million for the same period last year, a decrease of $5.0 million. Cost associated with the now-discontinued mortgage banking operation accounted for $5.5 million in operating expenses last year. The branch expansion program accounted for $4.2 million and $3.8 million of the operating expenses in 2000 and 1999, respectively. Total noninterest expenses, which include operating expense, were $40.2 million for the six months ended June 30, 2000 compared with $44.5 million for the same period last year.

The following table reflects the components of noninterest expense for the six months ended June 30, 2000 and 1999 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$18,515	$22,432	$(3,917)

Net occupancy expense	8,044	7,598	446

Advertising and marketing	789	593	196

Data processing fees and services	2,390	2,194	196

FDIC and state assessments	609	634	(25)

Telephone expense	708	1,005	(297)

Postage and supplies	1,413	2,390	(977)

Legal and professional	886	775	111

Other operating expense	4,602	5,411	(809)

Total operating expenses	37,956	43,032	(5,076)

ORE expense, net of ORE income	346	(488)	834

Amortization of premium on deposits and goodwill	1,929	1,980	(51)

Total noninterest expense	$40,231	$44,524	$(4,293)

Part II.   Other Information

Item 1.   Legal Proceedings

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges we had knowledge of and failed to disclose to them, BSB and to its shareholders, prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 which resulted from now-discontinued mortgage banking activities. The claim alleges breach of contract, fraud, negligent misrepresentation and violation of the Florida Securities and Investor Protection Act. The plaintiffs have alleged damages generally in the amount of $3.4 million. This matter has been scheduled for mediation on or before September 13, 2000 and for trial thereafter. We believe the plaintiffs’ claims are without merit and intend to continue to defend such action vigorously.

In January 1999, we filed a lawsuit in Pinellas County, Florida, Circuit Court against a former vendor that provided printing and direct mailing services for our now-discontinued mortgage banking operations to invalidate a term contract executed by the former manager of the High LTV Loan unit. The former manager was joined as an additional party defendant. A settlement was reached in the first quarter of 2000 with the printing vendor, effectively removing the vendor as a party to this action, wherein we paid the former vendor $716,000 and the vendor agreed to waive all further claims of contract payments allegedly due it. This amount was recorded as an expense in the fourth quarter of 1999. We have amended our complaint against the former High LTV Loan manager to assert claims to recover the sums paid to the printing vendor, including causes of action for indemnity and breach of fiduciary duty. The former manager has asserted a counterclaim, alleging unpaid compensation in an amount in excess of $1 million. We believe this claim is without merit and intend to continue to defend such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operation.

Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits:

27.0 Financial Data Schedule (for SEC use only)

b.	The following reports on Form 8-K filed year-to-date, are hereby incorporated by reference:

1.	Report on Form 8-K dated February 9, 2000 – Announcement of net income of $10.7 million or $.95 per share on a diluted basis for year-ended December 31, 1999.

2.	Report on Form 8-K dated March 20, 2000 – Announcement of the appointment of Mr.
William R. Klich as President and Chief Executive Officer. Separately, disclosure of operational deficiencies in the warehouse lending department.

3.	Report on Form 8-K dated April 18, 2000 – Announcement of net income of $1.6 million or $.15 per share on a diluted basis for the first quarter of 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date:	August 1, 2000	By:	/s/William R. Klich

William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	August 1, 2000	By:	/s/William R. Falzone

William R. Falzone Treasurer (principal financial and accounting officer)