Form 10-Q
period 2000-09-30
REPUBLIC BANCSHARES INC
filed 2000-11-07
CIK 1005501

Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Common stock par value $2.00 per share                         10,555,989 shares outstanding at September 30, 2000

REPUBLIC BANCSHARES, INC.

INDEX

Part I.   FINANCIAL INFORMATION

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning future development and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments will be those anticipated by us.

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ending December 31, 2000, and thereafter include many factors that are beyond our ability to control or estimate precisely. These risks and uncertainties include, but are not limited to, the market demand and acceptance of our existing and new loan and deposit products, the impact of competitive products, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the stockholders’ letter and management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS – SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
($ in thousands, except share data)

	September 30,	December 31,
	2000	1999

	(unaudited)
ASSETS

Cash and due from banks	$47,744	$62,643

Interest bearing deposits in banks	6,721	3,758

Federal funds sold	95,645	27,060

Commercial paper — available for sale	—	39,888

Investment securities — available for sale	18,838	25,555

Mortgage-backed and mortgage-related securities:

Held to maturity	37,037	33,068

Available for sale	347,355	315,268

Trading	37,082	39,229

FHLB stock	13,816	13,816

Loans, net of allowance for loan losses	1,759,702	1,861,715

Premises and equipment, net	47,977	52,574

Other real estate acquired through foreclosure, net	5,373	5,332

Accrued interest receivable	14,038	14,747

Goodwill and premium on deposits	29,933	32,827

Other assets	28,920	38,546

Total assets	$2,490,181	$2,566,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$117,731	$127,619

Interest checking	176,301	187,463

Money market	298,683	211,558

Savings	215,881	309,996

Time deposits	1,372,125	1,446,173

Total deposits	2,180,721	2,282,809

Securities sold under agreements to repurchase	48,168	37,241

FHLB advances	763	769

Holding company senior debt	6,667	9,167

Convertible subordinated debt	14,693	14,684

Term subordinated debt and unsecured notes	6,250	2,750

Other liabilities	26,060	19,611

Total liabilities	2,283,322	2,367,031

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and outstanding. Liquidation preference $6.6 million at September 30, 2000 and December 31, 1999.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, and 10,555,989 and 10,555,889 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively.)	21,112	21,112

Capital surplus	128,735	128,780

Retained earnings	31,184	26,530

Net unrealized loss on available for sale securities, net of tax effect	(4,422)	(7,677)

Total stockholders’ equity	178,109	170,245

Total liabilities and stockholders’ equity	$2,490,181	$2,566,026

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,

	2000	1999	2000	1999

INTEREST INCOME:

Interest and fees on loans	$40,723	$41,089	$124,207	$125,122

Interest on investment securities	293	498	947	1,524

Interest on mortgage-backed securities	6,635	4,232	19,092	8,151

Interest on trading securities	293	293	878	1,932

Interest on federal funds sold	839	1,645	3,256	4,009

Interest on commercial paper	—	—	112	—

Interest on other investments	380	401	1,104	1,064

Total interest income	49,163	48,158	149,596	141,802

INTEREST EXPENSE:

Interest on deposits	25,989	23,766	76,581	70,039

Interest on FHLB advances	42	—	68	157

Interest on senior debt	181	433	571	1,266

Interest on subordinated debt	266	27	797	27

Interest on term subordinated debt	74	6	212	6

Interest on unsecured notes	46	128	50	396

Interest on other borrowings	619	435	1,689	1,362

Total interest expense	27,217	24,795	79,968	73,253

Net interest income	21,946	23,363	69,628	68,549

PROVISION FOR LOAN LOSSES	5,000	3,871	14,400	6,803

Net interest income after provision for loan losses	16,946	19,492	55,228	61,746

NONINTEREST INCOME:

Service charges on deposit accounts	2,053	1,772	5,943	4,735

Loan service fees	1,340	1,412	4,552	5,014

Other loan fee income	1,402	1,235	3,380	3,188

Gain on sale of loans, net	73	316	93	3,574

Loss on securities, net	(63)	—	(1,000)	(245)

Other operating income	485	2,886	1,431	4,518

Total noninterest income	5,290	7,621	14,399	20,784

NONINTEREST EXPENSES:

Salaries and employee benefits	9,307	9,779	27,822	32,211

Net occupancy expense	3,935	4,268	11,978	11,866

Advertising and marketing	91	222	880	815

Data and item processing fees and services	1,161	1,295	3,551	3,489

FDIC and state assessments	183	479	792	1,113

Telephone, postage and supplies	1,081	1,327	3,203	4,723

Legal and professional	197	445	1,083	1,219

Other operating expenses	1,996	2,800	6,598	8,212

Total operating expenses	17,951	20,615	55,907	63,648

ORE expense (income), net	84	76	430	(412)

Amortization of goodwill & premium on deposits	964	967	2,894	2,945

Total noninterest expenses	18,999	21,658	59,231	66,181

Income before income taxes & minority interest	3,237	5,455	10,396	16,349

Income tax provision	(1,295)	(1,968)	(4,276)	(6,178)

Income before minority interest	1,942	3,487	6,120	10,171

Minority interest in income from subsidiary trust (net of tax)	(426)	(424)	(1,268)	(1,266)

NET INCOME	$1,516	$3,063	$4,852	$8,905

PER SHARE DATA:

Net income per common share – basic	$.14	$.29	$.44	$.83

Weighted average common shares outstanding-basic	10,555,989	10,510,415	10,555,925	10,463,369

Net income per common & common equivalent share — diluted	$.13	$.27	$.43	$.79

Weighted average common & common equivalent shares outstanding – diluted	11,321,328	11,309,550	11,334,366	11,310,126

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1999 AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2000
($ in thousands, except share data; unaudited)

	Perpetual Preferred						Net Unrealized
	Convertible Stock		Common Stock				Gains/(Losses)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1998	75,000	$1,500	10,323,194	$20,646	$125,364	$16,103	$(16)	$163,597

Net income for the year ended Dec. 31, 1999	—	—	—	—	—	10,692	—	10,692

Net unrealized loss on available for sale securities, net of tax effect	—	—	—	—	—	—	(7,661)	(7,661)

Exercise of stock options	—	—	232,695	466	2,313	—	—	2,779

Additional paid-in capital from nonqualified/performance stock options	—	—	—	—	1,103	—	—	1,103

Dividends on preferred stock	—	—	—	—	—	(265)	—	(265)

Balance, December 31, 1999	75,000	1,500	10,555,889	21,112	128,780	26,530	(7,677)	170,245

Net income for the nine months ended September 30, 2000	—	—	—	—	—	4,852	—	4,852

Net unrealized gain on available for sale securities, net of tax effect	—	—	—	—	—	—	3,255	3,255

Exercise of stock options	—	—	100	—	1	—	—	1

Adjustment to paid-in capital from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(198)	—	(198)

Balance, September 30, 2000	75,000	$1,500	10,555,989	$21,112	$128,735	$31,184	$(4,422)	$178,109

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,

	2000	1999	2000	1999

Net income	$1,516	$3,063	$4,852	$8,905

Unrealized losses on securities:

Unrealized holding gains (losses), net of tax effect during period	3,553	(1,224)	3,401	(5,806)

Less reclassification adjustment for gains realized in net income	(148)	—	(146)	—

Net unrealized gains (losses)	3,405	(1,224)	3,255	(5,806)

Comprehensive income	$4,921	$1,839	$8,107	$3,099

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,

	2000	1999	2000	1999

OPERATING ACTIVITIES:

Net income	$1,516	$3,063	$4,852	$8,905

Reconciliation of net income to net cash provided by operating activities:

Provision for loan and ORE losses	5,075	3,871	14,475	6,803

Depreciation and amortization, net	(1,490)	(6,080)	6,891	3,309

Amortization of premium (accretion) of fair value, net	(1,112)	1,797	822	6,978

Gain on sale of loans	(73)	(316)	(93)	(3,574)

Loss on sale of investment securities	63	—	1,000	244

(Gain) on sale of ORE	(27)	(33)	78	(695)

Capitalization of mortgage servicing/residual interest	(162)	(437)	(515)	(3,887)

Net decrease in deferred tax asset	848	973	3,103	1,733

Gain on disposal of premises & equipment	—	(804)	—	(594)

Net decrease in other assets	186	1,050	4,696	5,713

Net increase (decrease) in other liabilities	2,889	(1,451)	6,449	(3,253)

Net increase in value performance options	—	—	(46)	—

Net cash provided by operating activities	7,713	1,633	41,712	21,682

INVESTING ACTIVITIES:

Net decrease (increase) in loans	73,533	(2,266)	83,372	114,364

Proceeds from sales & maturities of:

Investment securities available for sale	(3,997)	—	3,003	131,500

Mortgage-backed securities available for sale	12,167	—	15,484	1,552

Commercial paper	—	—	40,000	—

Revenue bonds	480	—	555	—

Purchase of investment securities AFS	(687)	—	(1,685)	(134,868)

Purchase of investment securities HTM	—	(1)	—	(1,900)

Purchase of mortgage-backed securities AFS	(9,380)	(21,066)	(85,954)	(177,006)

Purchase of mortgage-backed securities HTM	—	—	(16,980)	—

Principal repayment on mortgage-backed securities	32,818	12,641	61,246	26,731

Principal repayment on revenue bonds	—	405	—	405

(Purchase) redemption of FHLB stock	—	115	—	(2,664)

Disposal/(purchase) of premises & equipment, net	(1,614)	12,370	(1,081)	12,260

Proceeds from sale of ORE	2,205	754	5,356	5,701

Investment in other real estate owned, net	1,875	153	1,819	475

Net cash provided (used in) by investing activities	107,400	3,105	105,135	(23,450)

FINANCING ACTIVITIES:

Net (decrease) increase in deposits	(72,219)	(48,728)	(101,931)	37,517

Net (decrease) increase in repurchase agreements	(1,636)	(4,405)	10,927	1,061

Repayment of FHLB advances, net	(2)	—	(6)	(25,000)

Proceeds from issuance of common stock	—	162	1	3,046

Proceeds from Holding Company debt	2,338	(4,567)	3,500	(4,567)

Repayment of Holding Company debt	(830)	—	(2,491)	—

Dividends on perpetual preferred stock	(66)	(66)	(198)	(198)

Net cash (used in) provided by financing activities	(72,415)	(57,604)	(90,198)	11,859

Net increase (decrease) in cash and cash equivalents	42,698	(52,866)	56,649	10,091

Cash and cash equivalents, beginning of period	107,412	205,567	93,461	142,610

Cash and cash equivalents, end of period	$150,110	$152,701	$150,110	$152,701

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for-

Interest	20,043	25,237	72,418	88,727

Income taxes paid (refunded)	220	(288)	405	(4,827)

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of September 30, 2000 and the results of operations and cash flows, for the three and nine month periods ended September 30, 2000 and 1999. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry. Financial data for 1999 includes results of operations for Republic Bank, F.S.B., which was dissolved on September 10, 1999.

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

Our consolidated financial statements include the accounts of the Company, RBI, the Bank, and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. and, for the three and nine months ended September 30, 1999, Republic Bank, F.S.B. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 81 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission (“SEC”) on March 10, 2000. The results for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the September 2000 financial statement presentation.

Recent Accounting Developments

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as “derivatives”), and for hedging activities. SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. We have not yet adopted the provisions of SFAS No. 133, however, we do not believe that SFAS No. 133 will have a material effect upon our results of operations or financial position.

2. EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred stock and the convertible subordinated debentures that have been converted to common stock earlier in the year or the issue date (i.e., the if-converted method). Basic earnings per common share was computed by dividing net income less dividends paid on preferred stock, by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2000 and 1999 ($ in thousands, except per share data; unaudited):

	For the three months ended September 30,

		2000			1999

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income/basic earnings per share	$1,450	10,555,989	$.14	$2,997	10,510,415	$.29

Options outstanding at end of period(1)		15,339		—	49,135	—

Convertible perpetual Preferred stock	66	750,000	—	66	750,000	—

Diluted earnings per share	$1,516	11,321,328	$.13	$3,063	11,309,550	$.27

	For the nine months ended September 30,

		2000			1999

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income/basic earnings per share	$4,654	10,555,925	$.44	$8,707	10,463,369	$.83

Options exercised during the period-incremental effect prior to exercise	—	6	—	—	17,956	—

Options outstanding at end of period(1)	—	28,435	—	—	78,801	—

Convertible perpetual Preferred stock	198	750,000	—	198	750,000	—

Diluted earnings per share	$4,852	11,334,366	$.43	$8,905	11,310,126	$.79

(1)	- There were 597,467 and 293,017 of stock options that were antidilutive as of September 30, 2000 and 1999, respectively.

3. INVESTMENT, MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

Investments consisting of U.S. Treasury and federal agency securities (“Investment Securities”), mortgage-backed securities (“MBS”) and mortgage-related securities (“Mortgage-Related Securities”) were $440.3 million at September 30, 2000. We held no commercial paper at that date. As of September 30, 2000, $366.2 million of securities were classified as available for sale (of which $347.4 million were MBS and $18.8 million were Investment Securities), $37.0 million of MBS were classified as held to maturity and $37.1 million of Mortgage Related Securities were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of high loan-to-value loans (“High LTV Loans”) in June 1998; (2) $22.5 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization in June 1998; and (3) $3.7 million representing the excess spread on mortgage servicing rights.

The market values assigned to the MBS classified as available for sale were derived using market quotations at September 30, 2000. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the consolidated statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets. The factors used in the present value calculations included a 15.0% discount rate and a 15.0% prepayment speed assumption on both the December 1997 and June 1998 overcollateralization and residual interests. The default assumption on the December 1997 transaction, defined by estimating the total defaults over the life of the securitization, is 15.5% of the original $60 million collateral amount. Through September 30, 2000, actual losses have been 9.1% of the original collateral amount. The default assumption on the June 1998 securitization is 12.7% of the original $240 million collateral amount over the life of the securitization. Through September 30, 2000, actual losses have been 5.6% of the original collateral amount. Based on those valuations and the underlying assumptions, a trading loss of $211,000 was recorded for the third quarter of 2000. We believe the valuation is a reasonable approximation of the fair market value of the mortgage-related securities classified as trading assets; however, there is no assurance that we could realize this value if such assets were sold in the current illiquid market for High LTV- related assets.

4. LOANS AND LOANS HELD FOR SALE

Loans at September 30, 2000 and December 31, 1999, are summarized as follows ($ in thousands; unaudited):

	September 30,	December 31,
	2000	1999

Real estate mortgage loans:

One-to-four family residential	$653,761	$725,333

Nonconforming mortgages	68,483	79,562

Multifamily residential	102,955	80,212

Warehouse lines of credit	40,899	96,873

Commercial real estate	424,424	416,827

Construction/land development	136,381	165,649

Mortgage loans secured by first liens	1,426,903	1,564,456

Commercial (business) loans	124,166	90,378

Consumer loans	24,276	23,737

Home equity loans	133,945	118,737

High LTV Loans	80,853	92,584

Total gross portfolio loans	1,790,143	1,889,892

Less-allowance for loan losses	(30,441)	(28,177)

Total loans held for portfolio	$1,759,702	$1,861,715

Mortgage loans serviced for others as of September 30, 2000 and December 31, 1999, were $1.3 billion and $1.5 billion, respectively. Included in the total amount serviced for others were High LTV Loans amounting to $601.5 million and $699.0 million at September 30, 2000 and December 31, 1999, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $17.1 million and $20.7 million at September 30, 2000 and December 31, 1999, respectively. Loans on which interest was not being accrued at September 30, 2000 and December 31, 1999, totaled approximately $54.1 million and $25.0 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 2000 and December 31, 1999 totaled $3,000 and $171,000, respectively.

At September 30, 2000, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

		Percent of
State	Amount	Total

Florida	$1,308,967	73.12%

New England(1)	95,142	5.31

Georgia	48,896	2.73

California	45,708	2.55

Texas	40,536	2.26

Virginia	33,131	1.85

Illinois	27,745	1.55

New Jersey	25,119	1.40

Ohio	24,989	1.40

New York	21,248	1.19

North Carolina	15,155	.85

Missouri	11,021	.62

All other (none greater than $10,000)	92,486	5.17

Total	$1,790,143	100.00%

(1)	New England includes the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

5. ALLOWANCES FOR LOSSES

Allowance for loan losses

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. Our allowance is an amount that we believe will be adequate to provide for probable losses on existing loans that may become uncollectible, based on our evaluations of the collectibility of the loans and prior loan loss experience. Our evaluations of the adequacy of the allowance take into consideration such factors as the Bank’s past loan loss experience, known and inherent risks in the loan portfolio, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and any adverse situations that may affect the borrower’s ability to pay (including the timing of future payments). The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

While we believe that the allowance for loan losses was adequate as of September 30, 2000, based on currently available information at that time, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of borrowers, the value of underlying collateral, or other factors. Additionally, the Florida Department of Banking and Finance (the “Department”), the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses.

These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of September 30, 2000, approximately $1.0 million of the allowance remained from the allocation of discounts on purchased loans.

Changes in the allowance for loan losses were as follows ($ in thousands; unaudited):

	For the Nine Months Ended Sept. 30,

	2000	1999

Balance, beginning of period	$28,177	$28,077

Provision for possible loan losses	14,400	6,803

Loan discount (net) allocated to (from) purchased portfolios	(5)	—

Acquired reserve – purchased portfolios	—	275

Loans charged-off	(13,246)	(8,279)

Recoveries of loans charged-off	1,115	1,313

Net charge-offs	(12,131)	(6,966)

Balance, end of period	$30,441	$28,189

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

7. RELATED PARTY TRANSACTIONS

Mr. William R. Hough, is the Company’s chairman of the board, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also President and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases of securities. WRHC is compensated under that agreement on a commission basis. We also periodically purchase from WRHC securities under agreement to repurchase at a rate based on the prevailing federal funds rate and plus one-eighth of one percent, per an agreement entered into on August 15, 1995.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. We are paid 50% of the net profits earned from sales of investment products on our premises. The fee income earned from this relationship was $112,000 and $105,000 for the nine months ended September 30, 2000 and 1999, respectively.

On May 17, 2000, we entered into a loan agreement with Mr. William R. Hough, individually, to borrow up to $2.0 million on an unsecured, revolving line of credit basis. The full amount of that line was drawn in the second quarter of 2000. On September 14, 2000, an additional loan agreement was entered into with Mr. Hough, to borrow up to $1.5 million. The full amount of that line was drawn in the third quarter of 2000. The proceeds were used for holding company debt service. Interest on these loans is at a variable rate, changing daily, and equal to the Citibank, N.A., New York Base Rate (the “Index”) plus .50%. The rate at September 30, 2000 was 10.0% per annum. The loans are payable in one payment of all outstanding principal plus all accrued unpaid interest on March 31, 2001. In addition, we are obligated to pay regular monthly payments of all accrued unpaid interest due. The repayment of principal and interest on these loans is subordinate to the payment of all principal and interest on the senior debt.

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in our opinion, have not involved more than the normal risk of collectibility or presented other unfavorable features.

8. HOLDING COMPANY CASHFLOW AND DEBT SERVICE

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits (net income less any dividends paid) for that year and its retained net profits for the preceding two years. At January 1, 2000, the aggregate net retained profit position for dividend payment purposes was a $6.8 million deficit. Therefore, the Bank was not permitted to make dividend payments to the holding company until the Bank’s retained net profits for calendar year 2000 exceeded the $6.8 million deficit. The Bank’s net income for the nine months ended September 30, 2000 was $7.1 million and, as of September 30, 2000, there was a net retained profit surplus for dividend payment purposes of $323,000.

Selected Quarterly Financial and Other Data
Five Consecutive Quarters
($ in thousands, except share data; unaudited)

	Quarters Ended

	Sept. 2000	June 2000	Mar. 2000	Dec. 1999	Sept. 1999

OPERATING DATA:

Interest income	$49,163	$50,846	$49,587	$48,961	$48,158

Interest expense	27,217	26,836	25,915	25,128	24,795

Net interest income	21,946	24,010	23,672	23,833	23,363

Loan loss provision	5,000	5,000	4,400	3,120	3,871

Net interest income after loan loss provision	16,946	19,010	19,272	20,713	19,492

Noninterest income	5,290	4,178	4,930	5,048	7,621

Operating expenses	17,951	18,612	19,343	20,782	20,615

Other noninterest expense	1,048	994	1,282	1,150	1,043

Net income before income taxes & minority interest	3,237	3,582	3,577	3,829	5,455

Income tax provision	(1,295)	(1,474)	(1,507)	(1,622)	(1,968)

Minority interest in income from subsidiary trust	(426)	(421)	(421)	(421)	(424)

Net income	$1,516	$1,687	$1,649	$1,786	$3,063

PER SHARE DATA:

Earnings per share — basic	$.14	$.15	$.15	$.17	$.29

Weighted average shares outstanding — basic	10,555,989	10,555,897	10,555,889	10,547,802	10,510,415

Earnings per share — diluted	$.13	$.15	$.15	$.16	$.27

Weighted average shares outstanding — diluted	11,321,328	11,310,583	11,318,488	11,310,681	11,309,550

BALANCE SHEET DATA (at period-end):

Total assets	$2,490,181	$2,554,828	$2,626,458	$2,566,026	$2,516,507

Investment & mortgage-backed securities	440,312	466,180	442,845	453,008	356,639

Portfolio loans, net of unearned income	1,790,143	1,864,640	1,882,560	1,889,892	1,867,387

Nonperforming assets	60,100	36,066	29,903	31,218	32,633

Allowance for loan losses	30,441	28,273	30,470	28,177	28,189

Goodwill & premium on deposits	29,933	30,897	31,862	32,827	33,791

Deposits	2,180,721	2,252,982	2,334,661	2,282,809	2,224,614

Stockholders’ equity	178,109	173,254	170,489	170,245	169,544

Book value per share (dollars)	15.75	15.32	15.08	15.06	15.05

SELECTED FINANCIAL RATIOS:

Return on average assets	.24%	.26%	.26%	.28%	.48%

Return on average equity	3.44	3.96	3.90	4.19	7.07

Equity to assets	7.15	6.78	6.42	6.63	6.73

Equity and minority interest in preferred subsidiary to assets	8.31	7.91	7.50	7.75	7.88

Portfolio loans/deposit ratio	82.09	82.76	80.64	82.79	83.94

Net interest spread	3.29	3.49	3.50	3.63	3.50

Net interest margin	3.73	3.89	3.86	3.99	3.85

Operating expense to average assets	2.88	2.88	3.00	3.27	3.24

Operating efficiency ratio	65.91	66.03	67.63	71.96	66.53

Loan loss allowance to portfolio loans	1.70	1.52	1.62	1.49	1.51

Loan loss allowance to nonperforming loans	56.30	95.68	128.40	112.04	108.32

CAPITAL RATIOS:

Tier 1 (leverage) — Company	6.37	6.14	5.93	6.02	5.97

Tier 1 (leverage) — Bank	7.25	6.95	6.78	6.78	6.88

Tier 1/risk-assets — Company	10.05	9.81	9.27	9.17	9.28

Tier 1/risk assets — Bank	11.45	11.12	10.59	10.33	10.64

Risk-based capital — Company	12.48	12.20	11.65	11.53	11.66

Risk-based capital — Bank	12.75	12.41	11.89	11.63	11.94

OTHER DATA (at period-end):

Number of branch banking offices	81	81	81	81	81

Number of full-time equivalent employees	996	997	995	1,000	1,019

REPUBLIC BANCSHARES, INC.
QUARTERLY NONPERFORMING ASSET TREND
($ in thousands; unaudited)

	Quarters Ended

	Sept. 2000	June 2000	Mar. 2000	Dec. 1999	Sept. 1999

Non-performing loans:

Residential first lien	$11,312	$14,133	$15,380	$13,813	$14,369

Warehouse lines of credit	2,467	2,867	48	868	48

Nonconforming first lien	3,866	4,280	4,177	4,973	5,909

Commercial real estate	34,274	6,332	1,327	3,252	3,749

Multifamily residential	315	—	—	—	—

Commercial (business)	650	592	602	797	178

Home equity	686	831	1,841	833	440

Consumer & other	80	178	183	140	83

High LTV	424	336	173	474	1,249

Total nonperforming loans(1)	54,074	29,549	23,731	25,150	26,025

Other nonperforming receivables	653	687	711	736	761

Other real estate:

Residential	1,737	2,508	2,141	3,804	3,568

Commercial	3,636	3,322	3,320	1,528	2,279

Total ORE	5,373	5,830	5,461	5,332	5,847

Total nonperforming assets	$60,100	$36,066	$29,903	$31,218	$32,633

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

Memorandum:

Past due 90+ days-still accruing (incl. above)	$3	$46	$4	$171	$1,273

Nonperforming loans/portfolio loans	3.02%	1.58%	1.26%	1.33%	1.39%

Nonperforming assets/assets	2.41	1.41	1.14	1.22	1.30

ORE/assets	.22	.23	.21	.21	.23

Loan loss allowance to nonperforming loans:

Originated portfolio	56.05%	98.18%	143.60%	137.61%	121.52%

July 1997 Purchase	2.93	1.94	2.43	—	35.21

March 1995 Purchase	238.39	1,136.17	228.45	246.89	153.85

CrossLand portfolio	—	—	—	24.63	42.90

Other purchased portfolios	58.26	69.52	21.03	14.03	36.56

Total	56.30%	95.68%	128.40%	112.04%	108.32%

Other loan delinquency data

30-89 days past due:

Residential first lien	$14,683	$11,036	$12,257	$17,292	$14,180

Warehouse lines of credit	—	222	11,048	42	—

Commercial real estate/multifamily	2,240	1,925	915	5,282	314

Commercial (business)	1,054	686	824	1,190	1,535

Home equity	1,893	1,290	1,351	1,864	1,399

Consumer & other	343	378	364	479	491

High LTV	2,342	2,890	2,385	3,301	2,253

Total	$22,555	$18,427	$29,144	$29,450	$20,172

REPUBLIC BANCSHARES, INC.
QUARTERLY CREDIT LOSS EXPERIENCE
($ in thousands; unaudited)

	Quarters Ended

	Sept. 2000	June 2000	Mar. 2000	Dec. 1999	Sept. 1999

Daily average loans outstanding:

Residential first lien	$720,793	$735,289	$748,869	$757,410	$768,772

Warehouse lines of credit	52,584	71,124	81,049	95,654	103,847

Nonconforming first lien mortgages	70,129	73,570	78,118	82,167	84,919

Commercial real estate/multifamily	704,278	728,835	714,664	672,858	641,950

Commercial (business)	109,626	100,975	80,728	78,213	82,769

Home equity	62,028	64,308	63,554	63,632	65,318

Consumer	24,746	24,937	23,719	25,406	30,193

High LTV	83,372	87,269	90,142	98,565	102,674

Total	$1,827,556	$1,886,307	$1,880,843	$1,873,905	$1,880,442

Allowance for loan losses at beginning of period	$28,273	$30,470	$28,177	$28,189	$26,209

Loan discount (net) allocated to (from) purchased portfolios	—	—	(5)	(470)	—

Provision for loan losses	5,000	5,000	4,400	3,120	3,871

Acquired reserve-purchased loans	—	—	—	—	—

Charge-offs:

Residential first lien	(405)	(374)	(463)	(468)	(534)

Warehouse lines of credit	(77)	(4,412)	(66)	—	—

Nonconforming first lien mortgages	(172)	(290)	(319)	(305)	(239)

Commercial real estate/multifamily	(48)	(1)	—	(167)	(20)

Commercial (business)	(55)	(3)	—	(115)	(56)

Home equity	(235)	(945)	—	—	(312)

Consumer	(109)	(44)	(34)	(155)	(96)

Other	(67)	(82)	(32)	(14)	(77)

High LTV	(1,879)	(1,299)	(1,835)	(1,620)	(863)

Total	(3,047)	(7,450)	(2,749)	(2,844)	(2,197)

Recoveries:

Residential first lien	68	31	48	4	110

Warehouse lines of credit	3	10	—	—	—

Nonconforming first lien mortgages	—	4	—	—	—

Commercial real estate/multifamily	11	3	287	8	2

Commercial (business)	14	9	29	13	44

Home equity	37	9	4	25	21

Consumer	12	12	11	11	29

Other	26	5	2	24	16

High LTV	44	170	266	97	84

Total	215	253	647	182	306

Net (charge-offs) recoveries:

Residential first lien	(337)	(343)	(415)	(464)	(424)

Warehouse lines of credit	(74)	(4,402)	(66)	—	—

Nonconforming first lien mortgages	(172)	(286)	(319)	(305)	(239)

Commercial real estate/multifamily	(37)	2	287	(159)	(18)

Commercial (business)	(41)	6	29	(102)	(12)

Home equity	(198)	(936)	4	25	(291)

Consumer	(97)	(32)	(23)	(144)	(67)

Other	(41)	(77)	(30)	10	(61)

High LTV	(1,835)	(1,129)	(1,569)	(1,523)	(779)

Total	(2,832)	(7,197)	(2,102)	(2,662)	(1,891)

Allowance for loan losses at end of period	$30,441	$28,273	$30,470	$28,177	$28,189

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	.19%	.19%	.22%	.25%	.22%

Warehouse lines of credit	.56	24.76	.33	—	—

Nonconforming first lien mortgages	.98	1.55	1.63	1.48	1.13

Commercial real estate/multifamily	.02	—	(.16)	.09	.01

Commercial (business)	.15	(.02)	(.14)	.52	.03

Home equity	1.28	5.82	(.03)	(.16)	1.78

Consumer	1.57	.51	.39	2.27	.89

High LTV	8.80	5.17	6.96	6.18	3.03

Total	.62%	1.53%	.45%	.57%	.40%

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at September 30, 2000 and December 31, 1999

Overview

At September 30, 2000, we had total assets of $2.49 billion, stockholders’ equity of $178.1 million and a book value per share of $15.75, compared with total assets of $2.57 billion, stockholder’s equity of $170.2 million and a book value of $15.06 at December 31, 1999. Loans, net of allowances for loan losses, were $1.76 billion at September 30, 2000, a decrease of $102.0 million from $1.86 billion at December 31, 1999, while total deposits were $2.18 billion, a decrease of $102.1 million from $2.28 billion at year-end 1999.

Investment, Mortgage-Backed and Mortgage-Related Securities

Investments in the available for sale category at September 30, 2000 were comprised of U.S. Treasury and mortgage-backed securities (“MBS”) issued by federal agencies totaling $440.3 million as compared to $453.0 million at the end of last year. MBS increased $36.1 million, while commercial paper totaling $39.9 million matured without replacement. Mortgage-related securities, all of which were in the trading category, amounted to $37.1 million at September 30, 2000, a $2.1 million decrease from $39.2 million at December 31, 1999. These trading assets consisted of: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $22.5 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.7 million at year-end 1999.

Loans

Total loans declined by $99.7 million from $1.89 billion at the prior year-end to $1.79 billion at September 30, 2000. Payoffs and other reductions of warehouse lines of credit and residential mortgages more than offset increases in commercial and consumer loans. Warehouse lines of credit decreased $56.0 million, nonconforming mortgages decreased $11.1 million and conventional/government residential loans declined by $71.6 million. High LTV Loans decreased by $11.7 million. Commercial loans increased $33.8 million and home equity loans increased $15.2 million, while commercial real estate loans and business loans secured by real estate increased $7.6 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $30.4 million (1.70% of portfolio loans) at September 30, 2000, compared with $28.2 million (1.49% of portfolio loans) at December 31, 1999. Activity to the allowance in 2000 included provisions for loan losses of $14.4 million less loan charge-offs (net of recoveries) of $12.1 million. Of the net amount of charge-offs, $4.5 million resulted from charging off as uncollectible a portion of several mortgage warehouse lines of credit. The remainder resulted from charge-offs of High LTV, home equity and residential loans deemed uncollectible. At September 30, 2000, the ratio of the allowance for loan losses to nonperforming loans was 56.3% compared to 112.04% at the end of 1999.

Nonperforming Assets

Nonperforming assets amounted to $60.1 million (2.41% of total assets) at September 30, 2000, compared with $31.2 million (1.22% of total assets) at December 31, 1999. Nonperforming loans totaled $54.1 million at September 30, 2000, an increase of $28.9 million from the prior year-end total of $25.2 million. During the third quarter, we placed into nonperforming status a $15.3 million hotel construction loan in Wilmington, Delaware. Construction has been completed on the hotel but the loan has matured and the borrower has not yet been able to obtain the requisite certificate to begin operations. Also, a $13.1 million residential development project in

Naples, Florida was placed in nonperforming status. Compared to the prior year-end, nonperforming mortgage warehouse lines of credit increased $1.6 million, while nonperforming one-to-four family residential mortgage loans and nonconforming first lien loans decreased $3.6 million. ORE balances increased $41,000 to $5.4 million.

Deposits

Total deposits were $2.18 billion at September 30, 2000, a $102.1 million decrease from the prior year-end. Certificates of deposit declined by $74.0 million, checking accounts (including non-retail deposits such as official checks) decreased by $21.1 million, and savings deposits declined by $94.1 million. These reductions were partially offset by an $87.1 million increase in money market deposits. Total deposits from the 24 branches which comprised our 1998 and 1999 branch expansion program have increased from year-end 1999 by $67.0 million to $268.7 million at September 30, 2000.

Holding Company Debt

Holding company debt increased by $1.0 million to $27.6 million at September 30, 2000. Holding company debt at September 30, 2000 consisted of senior debt to SunTrust Bank, N.A. of $6.7 million, term subordinated debt payable to several of our current and former directors of $2.8 million, $3.5 million of unsecured notes from Mr. William R. Hough, the chairman of the holding company’s board (see “Note 7. Related Party Transactions”) and $14.7 million of convertible subordinated debentures. The senior debt requires monthly principal payments of $278,000 plus interest at Libor plus 1.75% and a balloon payment on March 31, 2001 of approximately $5.0 million. As a result of the increase in the Bank’s nonperforming assets as of September 30, 2000, the Company is not in compliance with the Nonperforming Asset Ratio requirement contained in the senior debt loan agreement. The Company has requested, and received, a waiver of this debt covenant from SunTrust Bank, N.A. The unsecured notes from our chairman also mature on March 31, 2001. The term subordinated debt and convertible subordinated debt mature on September 22, 2006 and October 1, 2014, respectively.

Stockholders’ Equity

Stockholders’ equity was $178.1 million at September 30, 2000, or 7.15% of total assets, compared to $170.2 million or 6.63% of total assets at December 31, 1999. At September 30, 2000, the Bank’s tier 1 (leverage) capital ratio was 7.25%, its tier 1 (risk-based) capital ratio was 11.45%, and its total risk-based capital ratio was 12.75%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at September 30, 2000 were 6.37%, 10.05%, and 12.48%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2000 and 1999

Overview

Net income for the third quarter of 2000 was $1.5 million, or $.13 per share (on a diluted basis), compared with $3.1 million, or $.27 per share, on the same basis for the same period in 1999. In the current quarter we recorded a $5.0 million loan loss provision and a $211,000 trading loss on our residual interest in two High LTV Loan securitizations, compared with a $3.9 million loan loss provision and no trading loss in 1999. Net income for 1999 also included $2.4 million in gains from a branch sale and a branch relocation.

Analysis of Net Interest Income (see table on page 18)

Net interest income for the three months ended September 30, 2000 was $21.9 million compared with $23.4 million for the same period last year, a $1.4 million or 6.1% decrease. Included in this decrease was a $552,000 loss of interest income from the increase in nonperforming assets. Interest income was $49.2 million for the third quarter of 2000, an increase of $1.0 million over the same period in 1999. Interest expense increased by $2.4 million from $24.8 million in 1999 to $27.2 million in 2000. Average asset yield increased by 36 basis points from 7.98% for the same period of 1999 to 8.34% for 2000 and included a 26 basis point increase in loan portfolio yield. The average cost of interest-bearing liabilities increased by 57 basis points from 4.48% to 5.05%, primarily due to an increasingly competitive market for deposit accounts and a rising interest rate environment. Net interest margin, which includes the benefit of noninterest bearing funds, decreased from 3.85% for the third quarter of 1999 to 3.73% for the third quarter of 2000.

Noninterest Income

Noninterest income for the three months ended September 30, 2000 was $5.3 million compared with $7.6 million for the same period of 1999, a decrease of $2.3 million. The third quarter of 1999 included $2.4 million in gains from a branch sale and a branch relocation. A trading loss of $211,000 on the residual assets from securitizing High LTV Loans in prior years was recorded in the third quarter this year; no trading loss was recorded for the third quarter last year.

Excluding these items, noninterest income increased by $267,000 from the same period last year. Improvements to noninterest income included a $281,000 increase in service charges on deposit accounts and other deposit-related fee income sources and a $167,000 increase in other loan fee income.

The following table reflects the components of noninterest income for the three months ended September 30, 2000, and 1999 ($ in thousands; unaudited):

	For the Three Months Ended September 30,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$2,053	$1,772	$281

Loan service fees	1,340	1,412	(72)

Other loan fee income	1,402	1,235	167

Gain on sale of loans, net	73	316	(243)

Gain on sale of securities, net	148	—	148

Net trading account loss	(211)	—	(211)

Foreign exchange income	8	26	(18)

Gain on sale of branch deposits	—	1,098	(1,098)

Gain on branch relocation(s)	—	1,289	(1,289)

Other income	477	473	4

Total noninterest income	$5,290	$7,621	$(2,331)

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the three months ended September 30, 2000 and 1999 ($ in thousands; unaudited):

	Three Months Ended September 30,

	2000			1999

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,827,556	$40,723	8.88%	$1,880,442	$41,089	8.62%

Investment securities	19,073	293	6.15	37,771	498	5.27

Mortgage-backed securities	394,213	6,635	6.73	271,973	4,232	6.22

Trading securities	37,202	293	3.14	39,974	293	2.93

Interest bearing deposits in banks	6,653	111	6.63	10,934	138	5.01

FHLB stock	13,816	269	7.75	13,926	263	7.48

Federal funds sold	50,921	839	6.45	127,947	1,645	5.03

Total interest-earning assets	2,349,434	49,163	8.34	2,382,967	48,158	7.98

Noninterest earning assets	144,012			165,204

Total assets	$2,493,446			$2,548,171

Interest bearing liabilities:

Interest checking	$174,949	$350	.80%	$175,110	$333	.76%

Money market	296,040	3,306	4.44	214,635	2,024	3.74

Savings	60,791	250	1.63	67,822	279	1.63

Passbook Gold	162,970	1,673	4.08	277,739	2,892	4.13

Time deposits	1,374,926	20,410	5.91	1,391,715	18,238	5.20

FHLB advances	2,449	42	6.85	—	—	—

Subordinated debt	14,691	266	7.23	1,330	27	7.95

Other holding company debt	11,589	301	10.39	30,494	567	7.44

Other borrowings	43,682	619	5.63	37,450	435	4.65

Total interest-bearing liabilities	2,142,087	27,217	5.05	2,196,295	24,795	4.48

Noninterest bearing liabilities	179,304			180,115

Stockholders’ equity	172,055			171,761

Total liabilities and equity	$2,493,446			$2,548,171

Net interest income/net interest spread		$21,946	3.29%		$23,363	3.50%

Net interest margin			3.73%			3.85%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(1,865)	$1,499	$(366)

Investment securities	(231)	26	(205)

Mortgage-backed securities	2,066	337	2,403

Trading securities	(21)	21	—

Interest bearing deposits in banks	(64)	37	(27)

FHLB stock	(3)	9	6

Federal funds sold	(1,181)	375	(806)

Total change in interest income	(1,299)	2,304	1,005

Interest bearing liabilities:

Interest checking	(1)	18	17

Money market	857	425	1,282

Savings	(29)	—	(29)

Passbook Gold	(1,186)	(33)	(1,219)

Time deposits	144	2,028	2,172

FHLB advances	42	—	42

Subordinated debt	242	(3)	239

Other holding company debt	(432)	166	(266)

Other borrowings	85	99	184

Total change in interest expense	(278)	2,700	2,422

Increase (decrease) in net interest income	$(1,021)	$(396)	$(1,417)

Noninterest Expense

Operating expenses for the third quarter of 2000 were $18.0 million compared with $20.6 million for the same period last year, a decrease of $2.7 million or 12.9%. This improvement is primarily due to a $472,000 decrease in salary and benefits expenses, a $333,000 decrease in net occupancy expense and a $187,000 decrease in postage and supplies expense, resulting largely from cost savings in the 1999 closing of the Bank’s mortgage banking division and other cost-saving initiatives implemented in 1999 and 2000. Total noninterest expenses, which includes operating expenses, were $19.0 million for the three months ended September 30, 2000 compared with $21.7 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended September 30, 2000 and 1999 ($ in thousands; unaudited):

	For the Three Months Ended September 30,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$9,307	$9,779	$(472)

Net occupancy expense	3,935	4,268	(333)

Advertising and marketing	91	222	(131)

Data processing fees and services	1,161	1,295	(134)

FDIC and state assessments	183	479	(296)

Telephone expense	347	406	(59)

Postage and supplies	734	921	(187)

Legal and professional	197	445	(248)

Other operating expense	1,996	2,800	(804)

Total operating expenses	17,951	20,615	(2,664)

ORE expense, net of ORE income	9	76	(67)

Provision for losses on ORE	75	—	75

Amortization of premium on deposits and goodwill	964	967	(3)

Total noninterest expense	$18,999	$21,658	$(2,659)

Comparison of Results of Operations for the Nine Months Ended September 30, 2000 and 1999

Overview

Net income for the first nine months of 2000 was $4.9 million, or $.43 per share (on a diluted basis), compared with net income of $8.9 million, or $.79 per share, on the same basis for the same period in 1999. For the first nine months of the current year, we recorded a $14.4 million loan loss provision as compared with $6.8 million for the same period last year. Year-to-date, we have recorded a $1.0 million trading loss on our residual interest in two High LTV Loan securitizations, compared with a $245,000 trading loss on those residual interests for the first nine months of 1999.

Analysis of Net Interest Income (see table on page 20)

Net interest income for the nine months ended September 30, 2000 was $69.6 million compared with $68.5 million for the same period last year, a $1.1 million or a 1.5% increase. Interest income was $149.6 million for the first nine months of 2000, an increase of $7.8 million over the same period in 1999. Interest expense increased by $6.7 million. Average asset yield increased by 24 basis points from 8.03% for the same period in 1999 to 8.27% for 2000. The average cost of interest-bearing liabilities increased by 32 basis points from 4.53% to 4.85%. Net interest margin, which includes the benefit of noninterest bearing funds, decreased by 3 basis points from 3.85% for 1999 to 3.82% for 2000.

The following table summarizes the average yields earned on interest-earning assets and the average rates paid on interest-bearing liabilities for the nine months ended September 30, 2000 and 1999 ($ in thousands; unaudited):

	Nine Months Ended September 30,

	2000			1999

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,864,840	$124,207	8.84%	$1,930,517	$125,122	8.59%

Investment securities	21,431	947	5.89	39,177	1,524	5.20

Mortgage-backed securities	384,884	19,092	6.61	177,418	8,151	6.13

Trading securities	38,218	878	3.06	62,838	1,932	4.10

Commercial paper	2,507	112	5.87	—	—	—

Interest bearing deposits in banks	5,907	294	6.64	9,706	334	4.61

FHLB stock	13,816	810	7.83	13,108	730	7.45

Federal funds sold	71,284	3,256	6.00	109,856	4,009	4.81

Total interest-earning assets	2,402,887	149,596	8.27	2,342,620	141,802	8.03

Noninterest earning assets	147,731			169,208

Total assets	$2,550,618			$2,511,828

Interest bearing liabilities:

Interest checking	$181,530	$1,058	.78%	$177,951	$1,017	.76%

Money market	275,079	8,886	4.31	194,755	5,463	3.75

Savings	61,749	759	1.64	70,427	881	1.67

Passbook Gold	189,103	5,789	4.09	285,644	8,924	4.18

Time deposits	1,426,762	60,089	5.63	1,356,837	53,754	5.30

FHLB advances	1,332	68	6.85	4,231	157	4.95

Subordinated debt	14,688	797	7.23	443	27	7.95

Other holding company debt	11,334	833	9.80	31,491	1,668	7.06

Other borrowings	41,743	1,689	5.40	41,113	1,362	4.42

Total interest-bearing liabilities	2,203,320	79,968	4.85	2,162,892	73,253	4.53

Noninterest bearing liabilities	176,678			182,474

Stockholders’ equity	170,620			166,462

Total liabilities and equity	$2,550,618			$2,511,828

Net interest income/net interest spread		$69,628	3.42%		$68,549	3.50%

Net interest margin			3.82%			3.85%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(4,603)	$3,688	$(915)

Investment securities	(629)	52	(577)

Mortgage-backed securities	10,235	706	10,941

Trading securities	(573)	(481)	(1,054)

Commercial paper	112	—	112

Interest bearing deposits in banks	(156)	116	(40)

FHLB stock	42	38	80

Federal funds sold	(1,599)	846	(753)

Total change in interest income	2,829	4,965	7,794

Interest bearing liabilities:

Interest checking	22	19	41

Money market	2,513	910	3,423

Savings	(105)	(17)	(122)

Passbook Gold	(2,950)	(185)	(3,135)

Time deposits	4,066	2,269	6,335

FHLB advances	(157)	68	(89)

Subordinated debt	773	(3)	770

Other holding company debt	(1,319)	484	(835)

Other borrowings	42	285	327

Total change in interest expense	2,885	3,830	6,715

Increase (decrease) in net interest income	$(56)	$1,135	$1,079

Noninterest Income

Noninterest income for the nine months ended September 30, 2000 was $14.4 million compared with $20.8 million for the same period in 1999, a decrease of $6.4 million. Noninterest income for 1999 included gains from a branch sale and branch relocation of $2.4 million and gains on sale of loans of $3.5 million. Further, a $901,000 increase in trading losses on High LTV residuals reduced noninterest income.

Excluding these items, noninterest income increased by $384,000. Service charges on deposit accounts and other deposit-related fee income sources increased by $1.2 million, while other loan fee and loan service fees income decreased $270,000.

The following table reflects the components of noninterest income for the nine months ended September 30, 2000, and 1999 ($ in thousands; unaudited):

	For the Nine Months Ended September 30,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$5,943	$4,735	$1,208

Loan service fees	4,552	5,014	(462)

Other loan fee income	3,380	3,188	192

Gain on sale of loans, net	93	3,574	(3,481)

Gain on sale of securities, net	146	—	146

Net trading account loss	(1,146)	(245)	(901)

Foreign exchange income	60	83	(23)

Gain on sale of branch deposits	—	1,098	(1,098)

Gain on branch relocation(s)	—	1,289	(1,289)

Other income	1,371	2,048	(677)

Total noninterest income	$14,399	$20,784	$(6,385)

Noninterest Expense

Operating expenses for the first nine months of 2000 were $55.9 million compared with $63.6 million for the same period last year, a decrease of $7.7 million. Costs associated with the now-discontinued mortgage banking operation accounted for $6.8 million of last year’s operating expenses. Total noninterest expenses, which include operating expense, were $59.2 million for the nine months ended September 30, 2000 compared with $66.2 million for the same period last year.

The following table reflects the components of noninterest expense for the nine months ended September 30, 2000 and 1999 ($ in thousands; unaudited):

	For the Nine Months Ended September 30,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$27,822	$32,211	$(4,389)

Net occupancy expense	11,978	11,866	112

Advertising and marketing	880	815	65

Data processing fees and services	3,551	3,489	62

FDIC and state assessments	792	1,113	(321)

Telephone expense	1,056	1,412	(356)

Postage and supplies	2,147	3,311	(1,164)

Legal and professional	1,083	1,219	(136)

Other operating expense	6,598	8,212	(1,614)

Total operating expenses	55,907	63,648	(7,741)

ORE expense, net of ORE income	355	(412)	767

Provision for losses on ORE	75	—	75

Amortization of premium on deposits and goodwill	2,894	2,945	(51)

Total noninterest expense	$59,231	$66,181	$(6,950)

Part II.      Other Information

Item 1.      Legal Proceedings

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges we had knowledge of and failed to disclose to them, to BSB and to their shareholders, prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 which resulted from the now-discontinued mortgage banking activities. The claim alleges breach of contract, fraud, negligent misrepresentation and violation of the Florida Securities and Investor Protection Act. The plaintiffs have alleged damages generally in the amount of $3.4 million. This matter has been scheduled for trial in January 2001. We believe the plaintiffs’ claims are without merit and will continue to defend such action vigorously.

Previously, we reported on a matter involving the former High LTV Loan manager of the now-discontinued mortgage banking unit that included causes of action for indemnity and breach of fiduciary duty. The former manager asserted a counterclaim, alleging unpaid compensation. On October 18, 2000 this matter was settled. The settlement amount was not material.

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