Form 10-K
period 2000-12-31
REPUBLIC BANCSHARES INC
filed 2001-03-05
CIK 1005501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000	Commission File No. 0-27652

REPUBLIC BANCSHARES, INC.
(Exact Name of Registrant As Specified In Its Charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-3347653 (IRS Employer Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL (Address of Principal Office)	33701 (Zip Code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices, was approximately $139,207,000 on February 27, 2001. As of that date, there were 10,555,989 shares of the Registrant’s Common Stock, par value $2.00 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

Item 1.	BUSINESS

	Background and Prior Operating History	1

	Subsequent Events	3

	Business of Republic Bancshares, Inc.	3

	Sources of Funds	3

	Lending Activities	4

	Credit Administration	5

	Asset Quality	6

	Troubled Debt Restructurings	10

	Investment Activities	10

	Employees	10

	Market Area	10

	Market Risk	11

	Supervision and Regulation	13

	Effects of Inflation	18

	Changes in Accounting Standards	18

Item 2.	PROPERTIES	19

Item 3.	LEGAL PROCEEDINGS	26

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

	PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	27

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA	27

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Years Ended December 31, 2000 and 1999	29

	Years Ended December 31, 1999 and 1998	34

	Asset/Liability Management and Liquidity	39

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	43

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	43

	PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	43

Item 11.	EXECUTIVE COMPENSATION	44

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	44

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	44

	PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	44
TABLE OF CONTENTS

PART I
Item 1. BUSINESS
Background and Prior Operating History
Subsequent Events
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
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Years Ended December 31, 2000 and 1999
Years Ended December 31, 1999 and 1998
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
Consent of Independent Certified Public Accountant

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Annual Report on Form 10-K (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the captions “Letters to Our Stockholders” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning future events, many of which, by their nature are inherently uncertain and outside of the Company’s control. It is possible that the Company’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ending December 31, 2001, and thereafter include many factors that are beyond our ability to control or estimate precisely. Some factors include the market demand and acceptance of our existing and new loan and deposit products, the impact of competitive products, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the stockholders’ letter and management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

[Balance of page intentionally left blank]

PART I

Item 1. BUSINESS

Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (as amended). We conduct business mainly through our banking subsidiary, Republic Bank (the “Bank”), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida and provide a broad range of traditional commercial banking services. Based on the most recent available data, we are the second largest commercial bank holding company headquartered in Florida. At December 31, 2000, our branch network consisted of 80 branches throughout Florida and our consolidated assets totaled $2.4 billion, portfolio loans totaled $1.7 billion, deposits totaled $2.2 billion and stockholders’ equity was $172.3 million. The Bank’s activities are regulated by the Florida Department of Banking and Finance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).

Background and Prior Operating History

During the latter part of 1994 and throughout 1995, the Bank increased its retail banking presence on the west coast of Florida. We opened 13 new branches, increasing our market presence in existing counties and expanding into Pasco County. At the same time, we undertook a program of purchasing residential mortgage loans, primarily from the FDIC at substantial discounts from face value, as a means of deploying the excess liquidity from new deposits until internal loan growth was sufficient to absorb the liquidity. We converted to a holding company structure in February 1996.

Also in 1996, we initiated a mortgage banking operation. Our mortgage banking operation placed an emphasis on non-traditional mortgage products such as high loan-to-value mortgages (“High LTV Loans”). In the fourth quarter of 1998, normal conduits for sale and/or securitization of High LTV Loans and nonconforming first mortgage loans became unavailable due to turmoil in the financial markets and reduced liquidity levels in the High LTV loan sector of the asset backed securities market. We closed out-of-state loan production offices and ceased all telemarketing efforts that were the source of the majority of the loan originations by that mortgage banking unit. At year-end 1998, a restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated. We ceased originating High LTV Loans and eliminated origination of other types of “high-risk” residential mortgage products.

During 1997 and 1998, our retail banking franchise expanded via our acquisition of Firstate Financial, F.A., a thrift institution headquartered in Orlando, Florida and, in September 1997, we acquired and merged with F.F.O. Financial Group, Inc. (“FFO”), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County, in a stock-for-stock transaction. That merger further increased our presence in central Florida by adding 11 branches in Brevard, Orange and Osceola Counties. At the time of the merger, FFO had total assets of $328.4 million, total loans of $222.4 million and total deposits of $281.3 million.

In June 1998, we acquired three branch offices from BankAmerica (formerly NationsBank, N.A.) and four branch offices of NationsBank’s then-affiliate, Barnett Bank, N.A., all of which were located in Florida, including the branch’s loans and other assets. At acquisition, the seven branches had deposit liabilities of $199.9 million and loans of $114.4 million. We also acquired an additional Barnett branch located in Brunswick, Georgia, which has since been sold. We paid a combined deposit and loan premium of $24.0 million for all of those branches that were acquired.

On August 13, 1998, we purchased a branch office in Deerfield Beach (Broward County), Florida from the Dime Savings Bank, F.S.B. In the transaction, we acquired $61,000 of loans, $100,000 of personal property and equipment located at the branch and assumed $206.7 million of deposits. The purchase price for this branch was $9.8 million.

On November 5, 1998, we acquired and merged with Bankers Savings Bank, F.S.B., Coral Gables, Florida, in a stock-for-stock transaction. At the date of acquisition, Bankers Savings Bank, which operated two branches in Miami-Dade County, had total assets of $70.0 million, total loans of $46.2 million and total deposits of $61.1 million.

On the same date, we also acquired Lochaven Federal Savings and Loan Association, a one branch, federally chartered thrift in Orlando, Florida in a stock-for-stock acquisition. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million and total deposits of $54.0 million.

During 1998, we entered into a series of purchase, lease assumption and sublease agreements with BankAmerica under which we purchased three former NationsBank branch offices and leased 22 former branches of NationsBank and Barnett Bank that had been closed in connection with the merger of NationsBank and Barnett. Those branch office sites were located throughout the state of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Miami-Dade, Marion, Palm Beach, Pinellas and Volusia Counties. We paid BankAmerica $3.8 million for the three purchased offices and, in addition to assuming the lease obligations, paid approximately $3.0 million (for furniture, fixtures and equipment, certain real estate and a premium) in connection with the lease assumption transactions. We had opened three of these branch offices by the end of 1998 and during 1999 we opened the remaining branch offices.

On March 8, 2000, the board of directors of the Company and the Bank announced the appointment of Mr. William R. Klich as President and Chief Executive Officer of the Company and the Bank, effective March 15, 2000. Mr. Klich, has over 30 years of banking experience and was the President and Chief Executive Officer for Coast Bank, F.S.B, located in Sarasota, Florida, from 1990-1993. After Coast Bank was acquired by SunTrust Banks in mid-1993, Mr. Klich remained with SunTrust Bank, Gulf Coast, as its Corporate Banking Executive. In early 1996 he was promoted to the position of Chairman and Chief Executive Officer of the $2.4 billion SunTrust Bank, Gulf Coast, serving Manatee, Sarasota and Charlotte Counties.

Mr. Klich was appointed to the Bank’s board of directors effective March 15, 2000, and became a member of the Company’s board of directors at its annual stockholders meeting in April 2000. Messrs. William R. Hough and Alfred T. May serve as Chairman of the Company’s board of directors and as Chairman of the Bank’s board of directors, respectively.

During 2000, we focused our efforts on positioning ourselves for the future. These strategic initiatives included, but were not limited to, the formation of a new management team, the implementation of improved lending policies and a continued effort to reduce costs and improve profitability; all geared towards strengthening our balance sheet and adding value for our shareholders.

Sales and Closings of Branch Offices

On December 21, 2000, we announced that we had reached an agreement with CNB National Bank (“CNB”) for the sale of two branch offices. These branches are located in Lake City and Live Oak, Florida and had total deposits of $64.8 million at December 31, 2000. CNB has agreed to purchase the loans, premises and other assets assigned to the two branches at their net book value and to assume the deposit liabilities. In addition, on January 4, 2001, we announced that we had reached an agreement with Pointe Bank (“Pointe”) for the sale of branch offices in Miami-Dade County, Florida. The five offices had total deposits of $57.6 million at December 31, 2000. Pointe has agreed to purchase loans at par value, and fixtures and improvements and other assets assigned to four of the branches at their book value and to assume deposit liabilities of all five offices. These sales, which require regulatory approval, are anticipated to close in the first half of 2001.

In February 2001, applications were filed with regulatory agencies to close two branch offices, one in Pinellas County and one in Marion County. Regulatory approval is pending.

Subsequent Events

Branch Opening

On January 16, 2001, we announced the opening of a new full-service branch in Sarasota, Florida. This office will offer personal banking, commercial and real estate lending, private banking services, including safe deposit boxes, and an automated teller machine.

Business of Republic Bancshares, Inc.

On January 23, 2001, we announced our business plan for 2001 and beyond which includes these principal business strategies:

•	Concentration on and expansion of our core market

•	“Conservative” and “plain vanilla” lending

•	Diversification of the loan portfolio through the development of commercial lending activities to small and medium sized businesses as well as high net worth individuals

•	Implementation of residential lending as the cornerstone of our retail banking efforts

•	Reduction of nonperforming assets

While pursuing these strategies, management remains committed to improving asset quality, managing interest rate risk and enhancing profitability.

Sources of Funds

Our primary source of funds for lending, investment and other general business purposes are deposit accounts. In addition to deposits, another principal source of funds are loan repayments. The Bank’s loan portfolio contains a significant amount of seasoned loans that are anticipated to repay rapidly during the next few years. If necessary, additional funding is available by borrowing from the FHLB, which has been granted a blanket lien on our residential loan portfolio as collateral. We do not foresee needing to rely on brokered deposits. To the extent that short-term financing is required, we intend to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/ Liability Management and Liquidity”.

We offer a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. At December 31, 2000, we had no brokered deposits, and time deposits in amounts of $100,000 or more constituted 11.97% of total deposits.

The following table shows the principal types of deposit accounts we offer and the aggregate amounts of those accounts at December 31, 2000 ($ in thousands):

	Weighted
	Average		Percent of
	Interest Rate	Amount	Total Deposits

Noninterest bearing	0.00%	$133,950	6.21%

Interest checking	0.75	178,777	8.29

Savings deposits	3.37	199,875	9.26

Money market deposits	4.62	295,918	13.71

Time deposits with original maturities of:

One year or less	5.23	905,914	41.98

Over one year through five years	6.25	443,383	20.55

Total time deposits (1)	6.21	1,349,297	62.53

Total deposits	4.89%	$2,157,817	100.00%

(1)	Includes time deposits in amounts of $100,000 or more of $258.3 million.

At December 31, 2000, scheduled maturities of total time deposits were as follows ($ in thousands):

Year ended		Percent of
December 31,	Amount	Total Time Deposits

2001	$905,914	67.14%

2002	284,181	21.06

2003	58,671	4.35

2004	47,689	3.53

2005	52,186	3.87

Thereafter	656	0.05

Total time deposits	$1,349,297	100.00%

Lending Activities

We originate a full range of traditional lending products for our portfolio. Under our business plan for 2001 and beyond, development of our commercial lending products to small and medium-sized businesses and high net worth individuals will be more strongly emphasized. Commercial real estate lending will continue to be an important line of business with this product line focused on borrowers within our core markets.

For 2000, loan originations from all product types totaled $382.5 million. Of this amount, originations of commercial real estate and commercial (business) loans totaled $253.9 million, consumer loan originations (primarily home equity loans) totaled $103.7 million and residential loan originations were $24.9 million.

The following tables show information concerning our loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated ($ in thousands):

	At December 31,

Based on total dollars:	2000	1999	1998	1997	1996

Real estate mortgage loans:

One-to-four family residential	$641,557	$720,184	$738,489	$686,661	$532,692

Multifamily residential	85,338	80,212	92,209	84,863	89,129

Nonconforming mortgages	65,662	79,562	72,980	—	—

Warehouse lines of credit	39,835	96,873	132,973	—	—

High LTV loans	37,894	92,584	116,764	—	—

Commercial real estate	439,431	421,976	379,797	278,951	234,043

Construction/land development	115,650	165,649	130,415	51,511	32,245

Home equity loans	137,845	118,737	104,803	47,365	15,014

Total real estate mortgage loans	1,563,212	1,775,777	1,768,430	1,149,351	903,123

Commercial (business) loans	124,699	90,378	84,002	39,119	40,747

Consumer loans and other loans	23,431	23,737	43,857	27,430	32,352

Total portfolio loans	1,711,342	1,889,892	1,896,289	1,215,900	976,222

Allowance for loan losses	(33,462)	(28,177)	(28,077)	(22,023)	(19,774)

Portfolio loans, net of allowance	1,677,880	1,861,715	1,868,212	1,193,877	956,448

Loans held for sale:

Residential first mortgage loans-	—	—	184,176	141,556	92,838

High LTV loans	—	—	—	45,670	5,511

Loans held for sale	—	—	184,176	187,226	98,349

Total loans	$1,677,880	$1,861,715	$2,052,388	$1,381,103	$1,054,797

	December 31,

Based on percent of portfolio:	2000	1999	1998	1997	1996

Real estate mortgage loans:

One-to-four family residential	37.49%	38.11%	38.94%	56.47%	54.57%

Multifamily residential	4.99	4.24	4.86	6.98	9.13

Nonconforming mortgages	3.84	4.21	3.85	—	—

Warehouse lines of credit	2.33	5.13	7.01	—	—

High LTV loans	2.21	4.90	6.16	—	—

Commercial real estate	25.67	22.33	20.03	22.94	23.97

Construction/land development	6.76	8.76	6.88	4.24	3.30

Home equity loans	8.05	6.28	5.53	3.90	1.54

Total real estate mortgage loans	91.34	93.96	93.26	94.53	92.51

Commercial (business) loans	7.29	4.78	4.43	3.22	4.17

Consumer loans and other loans	1.37	1.26	2.31	2.25	3.32

Total portfolio loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturities of our real estate secured loans at December 31, 2000 and 1999. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This table also shows the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics ($ in thousands):

	December 31, 2000		December 31, 1999

Type of loan:	Real Estate	Commercial	Real Estate	Commercial

Amounts due:

One year or less	$353,830	$56,153	$393,953	$40,651

After one through five years	225,927	51,378	339,331	33,167

More than five years	983,455	17,168	1,042,493	16,560

Total	$1,563,212	$124,699	$1,775,777	$90,378

Interest rate terms on amounts due after one year:

Adjustable	$594,261	$43,871	$668,549	$27,804

Fixed	615,121	24,675	713,275	21,923

Total	$1,209,382	$68,546	$1,381,824	$49,727

Credit Administration

Our loan approval process provides for various levels of lending authority to loan officers, the Officers’ Loan Committee, the Chairman, and the Chief Executive Officer. In addition, loans in excess of $5.0 million require the approval of the board of directors’ Loan Committee or a majority of the full board prior to funding. Loan purchases, when applicable, are made subject to the same underwriting standards as loan originations. To achieve consistency in underwriting policies and procedures, we have centralized the supervision of our loan approval process and all credit decision functions.

Our real estate lending consists of extensions of credit secured by real estate mortgages and loans made for the purpose of financing the construction of a building or other improvements to real estate. Using applicable regulatory guidelines as our basis, we have adopted comprehensive, written real estate lending policies that we believe are consistent with safe and sound banking practices. These lending policies reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking agencies in December 1992, which set forth applicable standards for real estate lending.

Our lending policy addresses certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. Our policy, subject to certain approval exceptions, establishes, among other things, the following LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and non-residential) (80%) and improved property (85%). Loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. The board of directors reviews and approves our lending policies at least annually.

Our commercial (business) lending is based on a strategy of extending credit to the Florida business community, with commercial loans being made to small and medium-sized businesses and high net worth individuals with satisfactory cash flows.

We manage our loan portfolio on an ongoing basis following written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. We undertake regular portfolio reviews to estimate loss exposure and determine compliance with policies. (See “Item 1. Business - Asset Quality”).

Asset Quality

Allowance/Provision for Loan Losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probable losses inherent in the loan portfolio based on our historical data and the current status of the loan portfolio. However, there may be additional risks of losses in the future, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as available information about conditions affecting individual borrowers, our estimate of the allowance needed is necessarily approximate and imprecise. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.

We conduct an ongoing evaluation and grading of the loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the estimation of the overall allowance necessary based on historical experience. The Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans that have been identified as potential credit quality problems. The Loan Review Department reports its findings to the Directors’ Audit Committee to ensure independence of the loan grading function.

We believe that our loan loss allowance policy is consistent with policies established by federal and state regulatory agencies and that the level of our allowance is appropriate in light of our historical loss experience. Provisions for loan losses charged to expense during each period are made based on our estimation of the adequacy of the allowance when compared to the inherent risk of the existing portfolio. As part of the risk assessment for certain loans purchased from 1993 through 1997, we allocated a portion of the discount on such loan purchases to the allowance in amounts which are consistent with our loan loss allowance policy guidelines. Amounts resulting from discount allocation to the allowance related to specific pools of purchased loans are available to absorb potential losses only on those purchased loans and are not available to cover losses on other loans. At December 31, 2000, $389,000 of the loan loss allowance resulted from allocations of loan discount with the $20.3 million remainder resulting from provisions to the allowance. At December 31, 2000, the amount of unearned discount on purchased loans, which had not been allocated to the allowance, totaled $3.3 million.

Loan loss allowance activity during 2000 included $15.0 million of loan charge-offs (net of recoveries), $389,000 reallocated from the allowance to loan discounts and a $20.7 million provision for loan losses. Activity during 1999 included a $9.9 million provision for loan losses, loan charge-offs (net of recoveries) of $9.6 million and $195,000 reallocated from the allowance to loan discounts.

The following table shows information concerning the activity in the allowance for loan losses during the periods indicated ($ in thousands):

	Years Ended December 31,

	2000	1999	1998	1997	1996

Allowance at beginning of period	$28,177	$28,077	$22,023	$19,774	$21,097

Allowance from Firstate Acquisition	—	—	—	132	—

Loan discount (net) allocated to/(from) the allowance for:

Loans purchased from Crossland	(12)	(55)	(805)	—	—

Loans purchased in 1994	(256)	—	(689)	—	(202)

Loans purchased in 1995	(87)	(215)	(2,605)	(773)	(1,541)

Loans purchased in 1996	(11)	—	—	—	11

Loans purchased in 1997	(23)	75	(204)	812	—

Total loan discount allocated to/(from) the allowance	(389)	(195)	(4,303)	39	(1,732)

Charge-offs:

Residential first lien	(2,790)	(2,980)	(1,481)	(974)	(1,934)

Warehouse lines of credit	(5,077)	—	—	—

Commercial real estate/ multi-family	(776)	(838)	(266)	(15)	(170)

Commercial (business)	(68)	(353)	(1,450)	(125)	(249)

High LTV	(6,413)	(5,357)	—	—	—

Home equity	(1,213)	(730)	—	—	—

Consumer and other loans	(469)	(865)	(1,197)	(288)	(292)

Total charge-offs	(16,806)	(11,123)	(4,394)	(1,402)	(2,645)

Recoveries:

Residential first lien	260	695	112	3	31

Warehouse lines of credit	51	—	—	—	—

Commercial real estate/ multi-family	481	18	183	54	35

Commercial loans (business)	63	184	48	152	168

High LTV	764	301	—	—	—

Home equity	61	52	—	—	—

Consumer and other loans	100	245	147	24	62

Total recoveries	1,780	1,495	490	233	296

Net charge-offs	(15,026)	(9,628)	(3,904)	(1,169)	(2,349)

Provisions for loan losses	20,700	9,923	14,261	3,247	2,758

Allowance at end of period	$33,462	$28,177	$28,077	$22,023	$19,774

Charges to allocated loan discount	0.01%	0.05%	0.03%	0.04%	0.15%

Other net charge-offs	0.81	0.45	0.19	0.06	0.10

Total net charge-offs to average loans	0.82%	0.50%	0.22%	0.10%	0.25%

The following table shows the allocation of the allowance based on certain subjective estimates and the percent of the loan portfolio for each category presented. The amount allocated to a particular segment should not be construed as the only amount available for future charge-offs that might occur within that segment. In addition, the amounts allocated by segment may not be indicative of future charge-off trends. The allocation of the allowance may change from year to year should we determine that the risk characteristics of the loan portfolio and off-balance sheet commitments have changed ($ in thousands):

	2000		1999

		Percent of		Percent of
Allowance Allocation	Amount	Portfolio	Amount	Portfolio

Performing/not classified:

Residential loans:

March 1995 purchase	$648	1.2%	$44	1.2%

All other residential	1,461	35.4	1,884	56.6

Debt consolidation & subprime loans	6,124	6.0	5,681	7.3

Warehouse lines of credit	368	2.2	—	—

Commercial (business)	1,205	7.0	877	4.0

Commercial real estate	4,924	32.0	5,504	19.2

Consumer & other	1,950	9.3	1,737	7.9

Subtotal	16,680	93.1	15,727	96.2

Nonperforming/classified:

Special mention	1,040	3.0	1,001	1.4

Substandard & nonperforming	8,668	3.5	5,096	2.3

Doubtful	3,013	0.4	1,427	0.1

Loss	—	—	—	—

Subtotal	12,721	6.9	7,524	3.8

Unfunded portion of closed loans	919	—	1,356	—

Unallocated	3,142	—	3,570	—

Total	$33,462	100.00%	$28,177	100.0%

Nonperforming Assets

Nonperforming assets include:

•	loans which are 90 days or more past due and have been placed into non-accrual status;

•	accruing loans that are 90 days or more delinquent that are deemed by management to be adequately secured and in the process of collection;

•	restructured loans that have not yet demonstrated a sufficient payment history to warrant return to performing status and therefore, are not accruing interest;

•	Other Real Estate (“ORE”) (i.e., real estate acquired through foreclosure or deed in lieu of foreclosure) and other assets acquired in satisfaction of a loan.

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

Loans classified as non-accrual totaled $49.4 million at December 31, 2000, compared with $25.0 million at December 31, 1999, an increase of $24.4 million. During the third quarter of 2000, we placed into nonperforming status a $15.3 million hotel construction loan in Wilmington, Delaware and a $13.1 million residential development project in Naples, Florida. At December 31, 2000, these two large commercial real estate loans comprised 56% of total nonperforming loans. At December 31, 2000 and 1999, we had nonperforming assets (including loans classified as non-accrual) of $57.0 million or 2.33% of total assets and

$31.2 million or 1.22% of total assets, respectively. Accruing loans, which were 90 days past due amounted to $1.2 million at December 31, 2000 and $171,000 at December 31, 1999, and primarily consisted of loans in process of renewal. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Balance Sheets at December 31, 2000 and 1999”).

The following table shows information regarding the components of nonperforming assets at the dates indicated ($ in thousands):

	At December 31,

	2000	1999	1998	1997	1996

Non-accrual loans:

One-to-four family residential	$9,808	$13,642	$19,579	$17,101	$12,495

Multifamily residential	—	—	183	194	55

Nonconforming mortgages	3,485	4,973	3,369	—	—

Warehouse lines of credit	3,029	868	—	—	—

High LTV loans	477	474	—	—	—

Commercial real estate	30,181	3,252	9,888	9,121	8,140

Commercial (business)	736	797	1,312	2,031	1,604

Home equity and consumer	1,680	973	1,261	638	164

Total non-accrual loans	49,396	24,979	35,592	29,085	22,458

Other nonperforming receivables	639	736	1,010	1,319	—

ORE acquired through foreclosure	5,729	5,332	4,951	8,191	9,477

Accruing loans 90 days past due	1,209	171	1,232	196	113

Nonperforming assets	$56,973	$31,218	$42,785	$38,791	$32,048

Nonperforming loans to loans	2.96%	1.33%	1.94%	2.41%	2.31%

Nonperforming assets to total assets	2.33%	1.22%	1.71%	2.31%	2.35%

Other Real Estate Acquired Through Foreclosure

All ORE assets are recorded at the lower of cost or estimated fair market value less selling costs based on appraisal information that is updated when a property is taken into ORE and, thereafter, when determined appropriate by management but no less than annually.

The following table shows information regarding ORE balances, net of allowances, as of the dates indicated ($ in thousands):

	At December 31,

	2000	1999	1998	1997	1996

Residential houses	$2,559	$3,245	$2,258	$2,613	$3,600

Vacant undeveloped residential land	—	—	6	1,145	1,334

Vacant developed residential lots	—	192	785	254	260

Vacant commercial undeveloped land	—	256	640	855	821

Commercial land developed for sale	243	—	890	2,835	3,450

Income-producing commercial buildings	1,522	1,190	310	427	12

Vacant commercial buildings	1,405	449	62	62	—

Total ORE	$5,729	$5,332	$4,951	$8,191	$9,477

ORE to total assets	0.23%	0.21%	0.20%	0.49%	0.69%

Troubled Debt Restructurings

In a troubled debt restructuring (“TDR”), the creditor allows the debtor certain concessions that would not normally be allowed, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. At December 31, 2000 and 1999, the loan portfolio included TDR’s amounting to $1.5 million and $1.2 million, respectively. All restructured loans, as of December 31, 2000 and 1999, were performing loans.

Investment Activities

The investment portfolio serves a primary role in our balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and liquidity requirements. Florida statutes require that a specified minimum amount of liquid assets be maintained based primarily on the level of deposits. At December 31, 2000 and throughout the year, the amount of liquid assets maintained exceeded the regulatory minimum.

Employees

At December 31, 2000, we had 995 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement.

Market Area

As of December 31, 2000, we operated 80 full-service branches throughout Florida. As a multi-branch institution, our market area encompasses all of the counties in which we operate.

Most of our branches are in Metropolitan Statistical Areas (“MSA”). A MSA is defined by the U.S. Census Bureau as a geographic area with a significant population nucleus, along with any adjacent communities that have a high degree of economic and social integration with the nucleus. More than half of our branches are located in the Tampa-St. Petersburg-Clearwater MSA, which includes Hillsborough, Hernando, Pasco, and Pinellas Counties. As of July 1999, the latest date estimates were available, the Tampa-St. Petersburg MSA had a population of 2.3 million, which would rank approximately 21st in the United States. Light industry and service businesses and a large and growing segment of retirees support the economic base of the MSA’s in which we have branches. Further support comes from tourism, which is highly seasonal.

Florida is a highly competitive state for financial services of all kinds. Competition for deposits also exists from money market funds and credit unions. Consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions and through alternative delivery channels such as the World Wide Web.

We ranked 11th among holding companies and 17th among all depository institutions in the state of Florida in terms of deposits held as of September 30, 2000, the latest date for which data is available. As the following table indicates, market share ranges from 10.53% in Suwannee County to .07% in Lee County. When our pending branch sales are completed, we will no longer operate branch offices in Miami-Dade, Columbia and Suwannee Counties.

Branch Deposits in Florida by County

($ in thousands)

	At December 31, 2000		As of September 30, 2000

	Number of	Amount	Amount	Florida	Market
	Branch Offices	By Branch	By Branch	Total	Share

Brevard	5	$163,512	$166,497	$4,294,112	3.88%

Broward	9	275,404	269,331	22,207,733	1.21

Collier	1	8,586	9,073	4,446,168	0.20

Columbia	1	33,834	33,871	402,303	8.42

Miami-Dade	5	57,644	55,427	38,913,181	0.14

Hernando	1	23,877	24,103	1,850,755	1.30

Hillsborough	2	9,569	10,168	9,519,520	0.11

Lee	1	4,291	4,044	5,349,744	0.07

Manatee	7	187,100	191,656	3,034,272	6.32

Marion	4	68,195	67,611	2,625,149	2.58

Monroe	3	79,101	81,742	1,346,580	6.07

Orange	3	60,760	66,878	9,041,320	0.74

Osceola	5	120,810	122,933	1,191,714	10.32

Palm Beach	3	55,139	49,438	20,547,964	0.24

Pasco	3	77,217	78,765	4,071,184	1.93

Pinellas	22	774,152	790,408	13,296,319	5.94

Sarasota	2	77,714	78,033	6,786,802	1.15

Seminole	1	32,439	34,045	3,045,728	1.12

Suwannee	1	30,958	30,800	292,526	10.53

Volusia	1	17,515	17,459	6,009,738	0.29

Total	80	$2,157,817	$2,182,282	$158,272,812	1.38%

Market Risk

The market risk inherent in market sensitive instruments is the potential loss arising from changes in interest rates and the changes in prices of marketable equity securities. One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the board of directors has established interest-rate risk policies and procedures, which delegate to the Bank’s Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities include: (1) a subordinate tranche from a 1998 securitization of High LTV Loans; (2) the resulting residual interest in cash flows from the 1998 securitization and from a securitization completed in 1997; and (3) the excess spread on interest only-strips receivable. Trading securities are carried at market value with any unrealized gains or losses included in the statement of operations under “Gain (loss) on securities, net”. Securities held to maturity are carried at amortized cost.

For a description of the key assumptions used by us to measure market risk, see the discussion on interest sensitivity analysis under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Asset/Liability Management”.

The table below shows principal amounts and related average interest rates, by year of maturity or repricing, for market sensitive instruments as of December 31, 2000 ($ in thousands).

	2001	2002	2003	2004	2005	Thereafter	Total

Assets

Interest bearing deposits in banks	$6,910	$—	$—	$—	$—	$—	$6,910

	6.37%	—	—	—	—	—	6.37%

Federal funds sold	150,212	—	—	—	—	—	150,212

	5.90%	—	—	—	—	—	5.90%

U.S. treasuries and government agencies	9,998	—	—	—	—	5,003	15,001

	4.67%	—	—	—	—	7.87%	5.74%

Revenue bond	500	—	—	—	—	3,286	3,786

	8.60%	—	—	—	—	7.38%	7.54%

Trading securities	—	1,646	1,950	1,614	1,335	4,318	10,863

	—	10.77%	10.77%	10.77%	10.77%	10.77%	10.77%

Mortgage-backed securities – fixed	19,658	25,998	17,731	18,256	13,455	142,788	237,886

	6.53%	6.56%	6.57%	6.59%	6.51%	6.47%	6.50%

Mortgage-backed securities – variable	125,707	—	—	—	—	—	125,707

	6.99%	—	—	—	—	—	6.99%

Residual trading securities	1,532	3,686	3,551	2,959	1,987	—	13,715
	—	—	—	—	—	—	—

FHLB stock	13,816	—	—	—	—	—	13,816

	7.75%	—	—	—	—	—	7.75%

Loans portfolio – fixed	280,377	116,119	98,330	85,654	68,335	244,546	893,361

	8.95%	8.60%	8.48%	8.57%	8.49%	8.37%	8.62%

Loans portfolio – variable	599,228	45,895	62,171	89,131	19,242	2,313	817,980

	9.20%	8.38%	8.22%	8.16%	8.55%	9.73%	8.95%

Mortgage servicing rights	2,044	1,895	1,744	1,597	1,449	7,328	16,057

Liabilities

Deposits	1,216,835	383,031	121,596	101,964	199,512	926	2,023,864

	5.64%	5.67%	4.47%	4.37%	2.58%	5.33%	5.21%

Securities sold under agreements to repurch	41,581	—	—	—	—	—	41,581

	5.35%	—	—	—	—	—	5.35%

FHLB advances	10	11	11	13	14	703	762

	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%	6.85%

Holding company senior debt	5,984	849	—	—	—	—	6,833

	8.41%	8.41%	—	—	—	—	8.41%

Convertible debentures	—	—	—	—	—	14,712	14,712

	—	—	—	—	—	7.23%	7.23%

Subordinated debt	2,750	—	—	—	—	—	2,750

	10.50%	—	—	—	—	—	10.50%

Unsecured notes	3,500	—	—	—	—	—	3,500

	10.00%	—	—	—	—	—	10.00%

Supervision and Regulation

We are extensively regulated under both federal and state law. The following is a brief summary of certain statutes, rules, and regulations affecting us. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referenced below and is not intended to be an exhaustive description of the statutes or regulations applicable to our business. Supervision, regulation, and examination by the bank regulatory agencies are intended primarily for the protection of depositors rather than stockholders.

Regulation of the Company

We are a bank holding company registered with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are subject to the applicable provisions of the BHC Act and the supervision, examination, and regulations of the Federal Reserve.

The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than five percent of the voting shares of the bank; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank; or (3) it may merge or consolidate with any other bank holding company. Similar federal statues require bank holding companies and other companies to obtain the prior approval of the Office of Thrift and Supervision (“OTS”) before acquiring ownership or control of a savings association.

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

On November 12, 1999, the President signed into law the Gramm-Leach-Bliley Act (the “Act”), legislation that will permit commercial banks to affiliate with investment banks and insurance companies through a holding company structure and will expand the range of activities in which bank affiliates and subsidiaries may engage. The Act repeals key provisions of the Glass-Steagall Act of 1933 that have prohibited banks from affiliating with entities engaged principally in securities underwriting activities. It also overrides those state laws that prohibit affiliations of banks and insurance companies or either discriminate against or have a substantially adverse effect on banks selling insurance.

The Act amends the BHC Act to authorize new “Financial Holding Companies” (“FHC”). Under the FHC provisions of the Act, a BHC can qualify to become a FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a CRA rating of “satisfactory” or better. Once a BHC becomes a FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are “financial in nature” or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the Act, the Federal Reserve will act as the “umbrella regulator” for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

The Act also gives banks the option of conducting certain newly permitted financial activities in a subsidiary rather than using a FHC. Banks that satisfy the well capitalized, well managed and CRA requirements applicable to FHCs will be able to establish “financial subsidiaries” that are permitted to conduct all financial activities as agency and some financial activities as principal such as securities underwriting. The main activities in which financial subsidiaries currently are prohibited from engaging are insurance underwriting, real estate development and merchant banking.

Regulation of the Bank

The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. The FDIC serves as its primary federal regulator and the administrator of the fund that insures the Bank’s deposits. The Department and the FDIC conduct regular examinations, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of operations. In addition to these regular examinations, the Bank must file quarterly reports containing detailed financial statements and schedules.

Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary regulators, the Department and the FDIC have authority to impose penalties, initiate civil and administrative actions, and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the Bank Insurance Fund (“BIF”) and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law.

The Bank is subject to the provisions of the CRA. Under the CRA, the Bank has a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low and moderate-income individuals and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC) in connection with their regular examinations, to assess a financial institution’s record in meeting the credit needs of the community serviced by it, including low and moderate-income neighborhoods. A federal banking agency’s assessment of a financial institution’s CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where the Company applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank. The Bank received a “Satisfactory” CRA rating in its most recent examination.

In April 1995, the federal banking agencies substantially revised their CRA regulations. Among other things, the amended CRA regulations, which became fully effective in 1997, substitute for the prior process-based assessment factors a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the system focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans in its service areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects; and (3) a service test, to evaluate the institution’s delivery of services through its branches and other offices. The amended CRA regulations also clarify how an institution’s CRA performance will be considered in the application process.

Transactions with Affiliates

There are multiple restrictions on the extent to which the Company and any future non bank subsidiaries can borrow or otherwise obtain credit from the Bank. There are also restrictions on the Bank’s purchase of, or investment in, the securities or other assets of the Company. In the event such transactions are permissible, they must be on the same terms and circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliated companies. No such transactions existed at December 31, 2000.

Deposit Insurance

The Bank is subject to FDIC deposit insurance assessments. The Bank is subject to a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. This system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution’s state supervisor). An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned, and attributed to the deposit insurance funds. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., “well capitalized” and “healthy”) are less than assessment rates on deposits for an institution in the lowest category (i.e., “undercapitalized” and “substantial supervisory concern”).

The Bank, as a state-chartered commercial bank, is a member of BIF. However as part of the acquisitions the Bank has undertaken in the past, the Bank acquired deposits previously insured by the Savings Association Insurance Fund (the “SAIF”). Based on these acquisitions, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of September 30, 2000, the most recent measurement date for assessment purposes, approximately 63.1% of the Bank’s deposits was treated as SAIF-insured deposits, with the remaining 36.9% of deposits being assessed at the BIF rate.

Prior to enactment of the Deposit Insurance Funds Act of 1996 (the “Funds Act”), only assessments against SAIF member institutions were available to pay interest on the so-called “FICO Bonds”, which were issued by the Financing Corporation (the “FICO”) in the late 1980’s to fund the resolution of troubled thrifts. The Funds Act shifted a portion of the FICO funding obligations to the BIF member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits was required by the statute to be one-fifth of the SAIF rate. Beginning January 1, 2000, the FDIC equalized the FICO assessment rates for members of both insurance funds at 0.0212 percent. In 2000, the Bank’s total FICO payment obligation was $464,000, $295,000 of which was attributable to the Bank’s SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank). The minimum capital requirements applicable to the Company and the Bank are essentially the same. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on our business, including growth and dividend restrictions. Substantial additional restrictions can be imposed upon us if we fail to meet applicable capital requirements under the federal prompt corrective action regulations. As of December 31, 2000, the Bank’s capital ratios were considered “well capitalized” for purposes of the agencies guidelines.

For additional information regarding capital requirements applicable to the Company and the Bank and their compliance with such requirements see “Note 16. Regulatory Capital Requirements”.

Payment of Dividends

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits

(net income less any dividends paid) for that year and its retained net profits for the preceding two years. As of January 1, 2001, the Bank maintained a net retained profit surplus for dividend payment purposes of $3.6 million.

Under Federal law, if, in the opinion of the FDIC, the bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the Bank cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, the Bank may not pay any dividend to the Company if such payment would cause it to become “undercapitalized”.

Federal Reserve System

The Bank is a member of the Federal Reserve system, which is used primarily for the settlement of funds between member banks. The Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations, effective November 30, 1999, generally require that reserves be maintained against aggregate transaction accounts as follows: (1) for accounts aggregating $37.3 million or less (as of January 1, 2001, subject to adjustment by the Federal Reserve) the reserve requirement is 3.0%; and (2) for accounts greater than $37.3 million, the reserve requirement is 10.0% (subject to adjustment by the Federal Reserve between 8.0% and 14.0%) against that portion of total transaction accounts in excess of $37.3 million. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest earning assets. FHLB system members, including the Bank, also are authorized to borrow from the Federal Reserve “discount window”, but Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. The FHLB system, which consists of 12 regional Federal Home Loan Banks is governed and regulated by the Federal Housing Finance Board (the “FHFB”). The FHLB provides a central credit facility for member institutions. As a member of the FHLB, we are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to the greater of one percent of the aggregate principal amount of our unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, or five percent of our borrowings from the FHLB (including advances and letters of credit issued by the FHLB on our behalf).

The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the board of directors of the FHLB. Currently, outstanding advances from the FHLB are required to be secured by a member’s shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 2000, we had $761,000 of outstanding advances from the FHLB.

Liquidity

Under Florida banking regulations, we are required to maintain a daily liquidity position equal to at least 15% of our total transaction accounts and eight percent of our total non-transaction accounts, less those deposits of public funds for which security has been pledged as provided by law. We may satisfy our liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, federal funds sold, interest bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the state. The Department and FDIC review our liquidity position as part of their examinations. If we fail to comply with the liquidity requirements, we generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 2000, the Bank’s net liquid assets exceeded the minimum amount required under the applicable Florida regulations.

Monetary Policy and Economic Controls

The banking business is affected not only by general economic conditions, but also by the monetary policies of the Federal Reserve. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against bank deposits and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the Federal Reserve. The monetary policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The monetary policies of the Federal Reserve are influenced by various factors, including inflation, unemployment, short and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

Effects of Inflation

As a financial institution, the majority of our assets are monetary in nature and, therefore, differ greatly from those of more industrial or commercial companies that have significant investments in fixed assets. The effects of inflation on the financial condition and results of operations, therefore, are less significant than the effects of changes in interest rates. The most significant effect of inflation is on noninterest expense, which tends to rise during periods of general inflation.

Changes in Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently adopted or issued proposals and guidelines that may have a significant impact on the accounting practices of commercial enterprises in general and financial institutions in particular.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date of implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133”, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133 on January 1, 2001, did not have a material effect upon our results of operations.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments
of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March

31, 2001 and requires additional disclosures relating to previous securitization transactions and collateral for the fiscal years ending after December 15, 2000. Management does not believe that the adoption of SFAS No.140 will have a material effect upon our results of operations.

Recognition of Interest Income and Impairment on Purchased and Retained
Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues Task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and retained Beneficial Interests in Securitized Financial Assets”, which provides guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 provides for a transition date of March 15, 2001. We do not believe that the adoption of EITF 99-20 will have a material effect upon our results of operations.

Item 2. PROPERTIES

At December 31, 2000, we had 80 branch offices, of which 39 were leased and 41 were owned. In addition, we have six non-branch facilities. Five of these are leased and one is owned. Substantially all of our furniture, fixtures and equipment items are owned. The following table shows the name, location and lease expiration date (if applicable) for each facility as of December 31, 2000:

Location:	Ownership/Lease Expiration Date

Broward County:

Causeway Office 450 East Eau Gallie Boulevard Indian Harbour Beach, Florida 32937	Facility owned

Melbourne Office 1300 Babcock Street Melbourne, Florida 32901	Facility owned

Melbourne Beach Office 401 Ocean Avenue Melbourne Beach, Florida 32951	May 1, 2009

Palm Bay Office 6000 Babcock Street, SE Palm Bay, Florida 32909	May 31, 2004

Suntree Office 6430 North Wickham Road Melbourne, Florida 32940	Facility owned

Broward County:

Century Village Office 1886 West Hillsboro Boulevard Deerfield Beach, Florida 33442	June 30, 2005

Deerfield Office 1327 South Military Trail Deerfield Beach, Florida 33442	April 30, 2003

East Oakland Office 3101 North Federal Highway Suite 100 Oakland Park, Florida 33306	January 14, 2004

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Hollywood Mall Office 3251 Hollywood Blvd. Suite 470 Hollywood, Florida 33021	May 31, 2005

Pembroke Commons Office 502 University Drive Pembroke Pines, Florida 33024 Pine Island Office 300 South Pine Island Road Plantation, Florida 33324	February 26, 2001 April 30, 2004

Port Royale Office 6550 North Federal Highway Ft. Lauderdale, Florida 33308	January 31, 2003

Shenandoah Office 13636 West State Road 84 Davie, Florida 33325-5303	Facility owned Ground Lease (May 31, 2009)

Weston Office 1290 Weston Road Weston, Florida 33326	September 30, 2008

Collier County: Naples Fifth Avenue Office 691 Fifth Avenue South Naples, Florida 34102	August 11, 2001

Columbia County: Lake City Office 100 North First Street Lake City, Florida 32055	Facility owned

Dade County: Airpark Office 720 NW 57th Avenue Miami, Florida 33126	October 31, 2009

Coral Gables Office 2222 Ponce De Leon Boulevard Coral Gables, Florida 33134	November 5, 2008

Doral Office 9785 NW 41st Street Miami, Florida 33178	Facility owned

South Miami Office 8211 South Dixie Highway Miami, Florida 33143	February 28, 2003

Town & Country Office 11631 North Kendall Drive Miami, Florida 33176	March 31, 2001

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Hernando County:

Spring Hill Office 5331 Spring Hill Drive Spring Hill, Florida 34606	May 21, 2006

Hillsborough County:

South Brandon Office 404 Oakfield Drive Brandon, Florida 33511	Facility owned

Sun City Office 3880 Sun City Center Boulevard Ruskin, Florida 33573	Facility owned

Lee County:

Cape Coral Office 1321 Southeast 47th Terrace Cape Coral, Florida 33904	Facility owned

Manatee County:

53rd Avenue Office 415 53rd Avenue West Bradenton, Florida 34207	Facility owned

Bayshore Office 6208 14th Street West Bradenton, Florida 34207	Facility owned

Downtown Bradenton Office 1301 6th Avenue West Bradenton, Florida 34205	Facility owned

Ellenton Office 3510 U.S. Highway 301 Ellenton, Florida 34222	Facility owned

Ironwood Office 4302 Cortez Road West Bradenton, Florida 34210	Facility owned

Mt. Vernon Office 9819 Cortez Road West Bradenton, Florida 34210	Facility owned

Westside Office 5905 Manatee Avenue West Bradenton, Florida 34209	Facility owned

Marion County:

Forest Office 15825 East Highway 40 Silver Springs, Florida 34488	Facility owned

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Marion County (cont’d)

Midtown Office One NE First Avenue, Suite 100 Ocala, Florida 34470	August 31, 2001

Paddock Office 3033 SW College Road Ocala, Florida 34474	April 17, 2001

Silver Springs Office 5431-A East Silver Springs Boulevard Silver Springs, Florida 34488	Facility owned

Monroe County: Key West Office 1010 Kennedy Drive Key West, Florida 33040	Facility owned

Marathon Office 6090 Overseas Highway Marathon, Florida 33050	Facility owned

Plantation Key Office 90184 Overseas Highway Tavernier, Florida 33070	Facility owned

Orange County: Downtown Orlando Office 255 South Orange Avenue Orlando, Florida 32801	February 28, 2002

North Orange Office 2415 North Orange Avenue Orlando, Florida 32804	November 30, 2003

Winter Garden Office 232 South Dillard Street Winter Garden, Florida 34787	Facility owned

Osceola County:

Bermuda Office 1115 John Young Parkway Kissimmee, Florida 34741	Facility owned

Broadway Office 200 East Broadway Kissimmee, Florida 34741	Facility owned

Mill Creek Office 1300 East Vine Street Kissimmee, Florida 34744	Facility owned

Ninth Street Office 1220 Ninth Street St. Cloud, Florida 34769	December 31, 2002

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Osceola County (cont’d)

Oak Park Office 4291 13th Street St. Cloud, Florida 34769	Facility owned

Palm Beach County:

Boca Hamptons Office 9060 Kimberly Boulevard Boca Raton, Florida 33434	January 31, 2002

King’s Point Office 6630 West Atlantic Avenue Delray Beach, Florida 33446	September 30, 2005

Lake Worth Office 7753 Lake Worth Road Lake Worth, Florida 33467	Month-to-month lease

Pasco County:

Gulf View Square Mall Office 9501 U.S. 19 North Port Richey, Florida 34668	April 30, 2005

Holiday Office 4649 Sunray Drive Holiday, Florida 34690	December 7, 2004

Holiday Drive-up 4649-A Sunray Drive Holiday, Florida 34690	Facility owned

New Port Richey Office 6500 Massachusetts Avenue New Port Richey, Florida 34653	Facility owned

Pinellas County:

Belleair Bluffs Office 401 North Indian Rocks Road Belleair Bluffs, Florida 33770	Facility owned

Caladesi Office 2678 Bayshore Boulevard Dunedin, Florida 34698	Facility owned

Corporate Headquarters and Branch 111 Second Avenue N.E., Suite 211 St. Petersburg, Florida 33701	December 13, 2004

Countryside Office 28050 U.S. 19 North Clearwater, Florida 33761	April 30, 2005

Disston Plaza Office 3739 49th Street North St. Petersburg, Florida 33710	May 31, 2001

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Pinellas County (cont’d)

Dunedin Office 1478 Main Street Dunedin, Florida 34698	Facility owned

East Lake Woodlands 3412 East Lake Road Palm Harbor, Florida 34685	March 31, 2007

Highland Avenue Office 1831 Highland Avenue North Clearwater, Florida 33755	Facility owned

ICOT Office 5801 Ulmerton Road Clearwater, Florida 33760	December 31, 2003

Largo Mall Office 10500 Ulmerton Road E, #816 Largo, Florida 33771	February 28, 2004

Missouri Office 1235 South Missouri Avenue Clearwater, Florida 33756	December 31, 2005

Northeast Office 182 37th Avenue North St. Petersburg, Florida 33704	Facility owned Ground lease June 30, 2018

Northwood Office 3024 Enterprise Road Clearwater, Florida 33759	February 28, 2006

Oldsmar Office 3711 Tampa Road, Suite 101 Oldsmar, Florida 34677	March 31, 2001

Palm Harbor Office 33920 U.S. 19 North Palm Harbor, Florida 34684	October 31, 2002

Pinellas Park Office 7600 66th Street North Pinellas Park, Florida 33781	Facility owned

Pinellas Point Office 3000 54th Avenue South St. Petersburg, Florida 33712	October 14, 2006 (Ground lease) Facility owned

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Pinellas County (cont’d)
St. Petersburg Office 100 34th Street North St. Petersburg, Florida 33713	Facility owned

Seminole Office 8000 113th Street North Seminole, Florida 33772-4801	September 30, 2007 (Ground lease) Facility owned

Sunset Point Office 23684 U.S. 19 North Clearwater, Florida 33765	November 30, 2004

Tyrone Office 6900 22nd Avenue North St. Petersburg, Florida 33710	October 31, 2004

Walsingham Office 14141 Walsingham Road Largo, Florida 33774	Facility owned

Sarasota County:

Sarasota Office & Loan Production Office 1100 South Tamiami Trail Sarasota, Florida 34236	Facility owned

Venice Office 400 Venice By-pass North Venice, Florida 34292	Facility owned

Seminole County:

Lake Howell Office 1980 Howell Branch Road Winter Park, Florida 32792	Facility owned

Suwannee County:

Live Oak Office 535 Ohio Avenue South Live Oak, Florida 32060	Facility owned

Volusia County:

Ormond Beach Office 193 East Granada Boulevard Ormond Beach, Florida 32176	October 31, 2004

PROPERTIES (cont’d)
Location:	Ownership/Lease Expiration Date

Other Florida Facilities:

Republic Bank Operations Center 1400 66th Street North St. Petersburg, Florida 33710	Facility owned

Vacant Operations Center Annex 1500 66th Street North St. Petersburg, Florida 33710	October 31, 2012

Sublet Office Space 28051 U.S. 19 North, Suite G Clearwater, Florida 34621	June 30, 2006

Vacant Office Space 1028 58th Street North St. Petersburg, Florida 33710	May 31, 2001

Tampa Loan Production Office 1411 North Westshore Blvd. Suite 300 Tampa, Florida 33607	November 30, 2001

Sublet Office Space 123 Moody Street Waltham, MA 02154	September 30, 2002

Item 3. LEGAL PROCEEDINGS

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges we had knowledge of and failed to disclose to BSB and to their shareholders, prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 which resulted from the now-discontinued mortgage banking activities. The claim alleges breach of contract, fraud, negligent misrepresentation and violation of the Florida Securities and Investor Protection Act. The plaintiffs have alleged damages generally in an amount exceeding $1 million. This matter has been scheduled for trial in the second quarter of 2001. We believe the plaintiffs’ claims are without merit and will vigorously defend against this action.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from our Proxy Statement for the 2001 Annual Meeting.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our common stock is currently traded on the NASDAQ National Market under the symbol “REPB” The table below shows, the high, low and closing bid information for the common stock as regularly quoted on the NASDAQ National Market for the periods indicated.

	High	Low	Closing

Quarter ended March 31, 1999	23.19	13.25	21.38

Quarter ended June 30, 1999	22.25	18.19	20.50

Quarter ended September 30, 1999	19.50	14.44	14.50

Quarter ended December 31, 1999	15.63	12.25	12.50

Quarter ended March 31, 2000	15.88	10.63	12.63

Quarter ended June 30, 2000	13.50	9.47	12.00

Quarter ended September 30, 2000	12.13	9.38	9.63

Quarter ended December 31, 2000	9.84	8.63	9.25

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Stockholders and Dividends

As of December 31, 2000, there were approximately 3,927 beneficial owners of our common stock. As a parent holding company of a Florida-chartered commercial bank, our ability to receive dividends from the Bank and to pay dividends to our stockholders are subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. At January 1, 2001, the Bank’s net retained profits for 1999 and 2000 were a surplus of $3.6 million.

To date, the Company has not paid dividends on its common stock. Dividends declared in 2000 and 1999 were quarterly dividends totaling $.88 per share on the 75,000 shares of our noncumulative perpetual preferred convertible stock that is outstanding. (See “Note 14. Stockholders’ Equity”).

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated operating data, per share data, balance sheet data and selected financial ratios as of and for each of the years ended December 31, 1996 through 2000, were derived from the audited consolidated financial statements.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information presented elsewhere.

Selected Consolidated Financial and Other Data
($ in thousands, except share and per share data, financial ratios and other data)

	Years Ended December 31,

	2000	1999	1998	1997	1996

OPERATING DATA:

Interest income	$197,200	$190,763	$172,793	$117,834	$99,058

Interest expense	107,477	98,380	89,609	60,742	51,245

Net interest income	89,723	92,383	83,184	57,092	47,813

Loan loss provision	20,700	9,923	14,261	3,247	2,758

Net interest income after loan loss provision	69,023	82,460	68,923	53,845	45,055

Noninterest income	7,311	25,832	56,157	29,451	10,531

Gain on sale of ORE held for investment	—	—	—	—	1,207

Operating expenses	75,525	84,430	129,017	65,420	44,788

Merger/acquisition expenses	—	—	3,233	1,144	—

Restructuring costs	—	—	6,673	—	—

SAIF special assessment	—	—	—	—	4,818

Provision for losses on ORE	225	80	1,603	530	111

Other noninterest (income) expense	422	(307)	(40)	396	(490)

Amort. of goodwill & premium on deposits	3,858	3,910	1,930	479	491

Income (loss) before income taxes and minority interest	(3,696)	20,179	(17,336)	15,327	7,075

Income tax benefit (expense)	787	(7,800)	6,602	(6,165)	(2,772)

Minority interest in income from subsidiary trust	(1,689)	(1,687)	(1,687)	(701)	—

Minority interest in FFO	—	—	—	(674)	(505)

Net income (loss)	$(4,598)	$10,692	$(12,421)	$7,787	$3,798

Earnings (loss) per share – basic	$(.46)	$.99	$(1.34)	$1.12	$.55

Weighted average shares outstanding – basic	10,555,941	10,484,650	9,286,813	6,693,970	6,423,130

Earnings (loss) per share —diluted	$(.46)	$.95	$(1.34)	$1.01	$.53

Weighted average shares outstanding – diluted	10,555,941	11,299,902	9,286,813	7,920,926	7,204,217

BALANCE SHEET DATA:

Total assets	$2,440,604	$2,566,026	$2,505,117	$1,678,831	$1,365,845

Investment & mortgage backed securities	406,957	453,008	129,783	115,769	170,392

Loans held for sale	—	—	184,176	187,226	98,349

Loans held in portfolio	1,711,342	1,889,892	1,896,289	1,215,900	976,222

Allowance for loan losses	33,462	28,177	28,077	22,023	19,774

Goodwill & premium on deposits	28,969	32,827	36,916	4,855	527

Deposits	2,157,817	2,293,209	2,187,412	1,471,679	1,237,211

Stockholders’ equity	172,341	170,245	163,597	102,530	75,961

Book value per share (dollars)	15.24	15.06	14.77	12.28	10.59

SELECTED FINANCIAL RATIOS:

Return on average assets	(0.18)%	0.42%	(0.58)%	0.53%	0.29%

Return on average equity	(2.65)	6.39	(7.91)	9.46	5.11

Equity to assets	7.06	6.63	6.53	6.11	5.56

Equity & minority interest in preferred subsidiary to assets	8.24	7.75	7.68	7.82	5.56

Net interest spread	3.34	3.57	3.71	3.64	3.57

Net interest margin	3.76	3.92	4.12	4.08	3.93

Operating expense to average assets (1)	2.99	3.35	2.76	3.23	3.33

Operating efficiency ratio (1)	77.83	71.42	70.12	72.35	75.28

Loan/deposit ratio – excludes loans held for sale	79.31	82.41	86.69	82.62	78.71

Nonperforming loans to loans	2.96	1.33	1.94	2.41	2.31

Nonperforming assets to total assets	2.33	1.22	1.71	2.31	2.35

Loan loss allowance to loans	1.96	1.49	1.48	1.81	2.03

Loan loss allowance to nonperforming loans:

Originated portfolio	65.19	137.61	77.06	89.26	66.79

March 1995 purchase	199.25	246.89	108.06	373.91	488.78

Crossland portfolio	—	24.63	43.50	421.88	126.12

July 1997 purchase	—	—	35.70	31.74	N/A

Other purchased portfolios	—	14.03	113.69	18.41	89.80

Total portfolio loans	66.12	112.04	76.25	75.21	87.61

OTHER DATA (AT PERIOD-END):

Number of branches	80	81	62	48	46

Number of full time equivalent employees	995	1,000	1,733	1,165	930

(1)	Ratios prior to 1999 include the commercial banking segment only.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our balance sheets and statements of operations should be read in conjunction with “Item 6. Selected Consolidated Financial Data”, the consolidated financial statements and the related notes included elsewhere therein.

Years Ended December 31, 2000 and 1999

Comparison of Balance Sheets at December 31, 2000 and 1999

Overview

Our total assets were $2.4 billion at December 31, 2000, and $2.6 billion at December 31, 1999, a decrease of $125.4 million or 4.89%. The mix of our asset base changed substantially during the year as a result of the reinvestment of funds from repayments of loans, primarily warehouse lines of credit and residential mortgages, and the sale of $41.5 million of High LTV Loans, into federal funds sold.

Investment, Mortgage-Backed and Mortgage-Related Securities

Investments consisting of U.S. Treasury and federal agency securities (“Investment Securities”), mortgage-backed securities (“MBS”) and mortgage-related securities (“Mortgage-Related Securities”) were $407.0 million at December 31, 2000, compared to $453.0 million at December 31, 1999, a decrease of $46.1 million or 10.2%, mainly as a result of commercial paper maturing without replacement. At December 31, 2000, $348.5 million of securities were classified as available for sale, $33.8 million of MBS were classified as held to maturity and $24.6 million of mortgage-related securities were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $10.2 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization in June 1998; and (3) $3.5 million representing the excess spread on mortgage servicing rights.

The market values assigned to the MBS classified as available for sale were derived using market quotations at December 31, 2000. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets.

In previous periods and again in the fourth quarter of 2000, we conducted an extensive analysis of the credit quality of the loans underlying the trading assets related to High LTV Loan securitizations by obtaining current credit scores on the borrowers. Based on that analysis which indicated some deterioration in the quality of the loans underlying the residual interest and on the historical loss history of those loans, an adjustment was made to the expected cumulative losses on each securitization (expressed as total lifetime losses as a percent of the original balance of loans in the securitization). The cumulative loss factor for the securitization completed in December 1997 was increased from a previous estimate of 15% to a current estimate of 23%. The cumulative loss factor for the securitization completed in June 1998 was increased from a previous estimate of 12% to a current estimate of 20%. A trading loss of $13.5 million was recorded for 2000 based on the revised valuation. We believe these valuations are a reasonable approximation of the fair market value of the mortgage related securities classified as trading assets; however, there is no assurance that we could realize these values if such assets were sold in the current illiquid market for High LTV-related assets.

Loans

Total loans were $1.7 billion at December 31, 2000, compared to $1.9 billion at December 31, 1999, a decrease of $178.6 million, or 9.4%. During the fourth quarter of 2000, we sold $41.5 million of High LTV Loans for an amount slightly above their book value. The sale comprised most of the $54.7 million reduction of High LTV Loans for 2000. Other reductions in the loan portfolio included: (1) a decline of $57.0 million in warehouse lines of credit; (2) a decrease of $92.5 million of first lien residential mortgages; and (3) a decline of $27.4 million of commercial real estate, multifamily and construction and land development loans. These reductions were partially offset by a $34.3 million increase in commercial business loans and a $29.6 million increase in home equity loans that were originated through the Bank’s retail network.

Allowance for Loan Losses

The allowance for loan losses amounted to $33.5 million (1.96% of portfolio loans) at December 31, 2000, compared with $28.2 million (1.49% of portfolio loans) at December 31, 1999. At December 31, 2000, the allowance for loan losses included $32.8 million related to loans originated by us and $648,000 from discount allocations for the March 1995 purchased loans. During 2000 we recorded a $20.7 million provision for loan losses. Other activity included $15.0 million of loan charge-offs (net of recoveries) and $389,000 reallocated from the allowance to loan discount. Net chargeoffs for the year included losses of $5.6 million on High LTV Loans and $5.0 million from warehouse lines of credit deemed uncollectible. We also charged off $1.6 million of residential loans and $1.2 million of home equity loans, both comprised primarily of loans originated in the 1997-98 timeframe. At December 31, 2000, the ratio of the allowance for loan losses to nonperforming loans was 66.12% compared to 112.04% at the end of 1999.

Nonperforming Assets

Nonperforming assets amounted to $57.0 million or 2.33% of total assets at December 31, 2000, compared with $31.2 million or 1.22% of total assets at December 31, 1999. The increase resulted from two loans placed in nonperforming status in the third quarter of 2000; a $15.3 million loan secured by a hotel in Wilmington, Delaware, and a $13.1 million residential development loan in Naples, Florida. These two assets comprised 56.1% of total nonperforming loans. Nonperforming loans (including the two loans previously mentioned) totaled $50.6 million (or 2.96% of total loans) at December 31, 2000, an increase of $25.5 million from December 31, 1999. Nonperforming one-to-four family residential mortgage loans decreased by $4.3 million, while nonperforming warehouse lines of credit and home equity loans increased $2.8 million. ORE increased $397,000 from $5.3 million at December 31, 1999, to $5.7 million at December 31, 2000.

Deposits

Total deposits were $2.2 billion at December 31, 2000, compared to $2.3 billion at December 31, 1999, a decrease of $135.4 million or 5.90%. The mix of total deposits during 2000 changed somewhat with time deposits comprising 62.5% of the total at year-end 2000, compared with 63.1% at the end of 1999. Transaction accounts, including checking and money market accounts were 28.2% of total deposits and savings deposits were 9.3% at year-end 2000 compared to 23.4% and 13.5%, respectively, at the end of 1999. Overall, since year-end 1999, certificates of deposit have declined $96.9 million, which reflected the increasingly competitive market for deposit accounts. Checking accounts (including non-retail deposits such as official checks) decreased $12.8 million, while savings deposits declined by $110.1 million. These reductions were partially offset by a $84.4 million increase in money market deposits.

Senior Debt

As of December 31, 2000, our Senior Debt, comprised of a loan from SunTrust Bank, N.A. (“SunTrust”) totaled $6.8 million. We restructured the terms of our Senior Debt in December 2000 and made a principal reduction of $2.0 million on January 2, 2001. The $4.8 million remainder will be fully amortized in equal installments over an 18-month period beginning in January 2001.

The terms of the Senior Debt were amended to require, among other things: (1) an interest rate based on the 90-day LIBOR plus 1.75%, effective December 26, 2000; (2) monthly principal repayments of $268,518 plus accrued interest payable on the last banking day of each month until maturity on June 30, 2002; and (3) that, upon written request from SunTrust at any time, for any reason whatsoever, Mr. William R. Hough, our Chairman of the Board and principal shareholder, will purchase the loan from SunTrust.

The December amendment reset all of the financial convenants of the Senior Debt with the next measurement date occurring on March 31, 2001. These covenants require us to: (1) maintain our ratio of nonperforming assets to portfolio loans plus other real estate owned at no more than three and one half percent; (2) maintain our debt service coverage ratio at no less than 1.9 to one through June 30, 2001, and at two to one thereafter; and (3) maintain cash balances in the holding company at $1.0 million in excess over that amount required pursuant to the Convertible Debenture Bond Indenture through June 30, 2001, after which time the excess amount required will increase to $2.0 million.

Stockholders’ Equity

Stockholders’ equity was $172.3 million at December 31, 2000, or 7.06% of total assets, compared to $170.2 million or 6.63% of total assets at December 31, 1999. At December 31, 2000, the Bank’s tier 1 (“leverage”) capital ratio was 7.18%, its tier 1 risk-based capital ratio was 11.69%, and its total risk-based capital ratio was 12.94%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank, while the same ratios for the Company were 6.30%, 10.27% and 12.69%.

Comparison of Results of Operations for the Year Ended December 31, 2000 and 1999

Overview

Operating earnings prior to special charges for the year ended December 31, 2000, were $4.3 million or $.38 per share. These earnings exclude an after-tax valuation charge of $8.9 million or $.84 per share on two investments related to high loan-to-value loans. Including the valuation charge, a net loss of $4.6 million or $.46 per share was incurred for 2000. For 1999, operating earnings, prior to after-tax valuations charge on the two high loan-to-value related investments of $400,000, were $11.1 million or $.99 per share while net income was $10.7 million or $.95 per share. The loss provision in 2000 was $20.7 million compared to a 1999 provision of $9.9 million. Return on average assets for the year ended December 31, 2000, was a negative .18%, compared to .42% for the same period in 1999. The return on average equity was a negative 2.65%, compared with 6.39% for the same period in 1999.

Analysis of Net Interest Income (see table on page 32)

Net interest income for the year ended December 31, 2000 was $89.7 million, compared to $92.4 million for the same period in 1999, a $2.7 million, or 2.88% decrease. Average asset yield increased 17 basis points from 8.10% for the year ended December 31, 1999, to 8.27% or the same period in 2000. However, a $6.4 million increase in interest income was more than offset by a $9.1 million increase in interest expense. The average cost of interest bearing liabilities increased 40 basis points from 4.53% to 4.93%. Net interest spread, the difference between asset yield and cost of funds, decreased 23 basis points to 3.34%. Net interest margin, which includes the benefit of noninterest bearing funds, decreased from 3.92% for the year ended December 31, 1999, to 3.76% for the same period in 2000. Management estimates that the increase in nonperforming assets in 2000 reduced net interest income by approximately $1.9 million and reduced the net interest margin by eight basis points or one-half of the total 16 basis point decrease.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2000 and 1999 ($ in thousands):

	Years Ended December 31,

	2000			1999

	Average	Average		Average	Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans, net	$1,840,150	$162,776	8.85%	$1,916,399	$166,656	8.70%

Investment securities	20,737	1,232	5.94	39,501	2,075	5.25

Mortgage backed securities	381,342	25,355	6.65	207,587	12,840	6.19

Trading securities	37,579	1,170	3.11	57,058	2,224	3.90

Interest bearing deposits in banks	6,309	421	6.69	8,595	424	4.93

FHLB stock	13,816	1,079	7.81	13,287	991	7.46

Federal funds sold	80,928	5,055	6.14	104,527	5,206	4.91

Commercial paper	1,877	112	5.87	5,808	347	5.89

Total interest earning assets	2,382,738	197,200	8.27	2,352,762	190,763	8.10

Noninterest earning assets	145,625			165,995

Total assets	$2,528,363			$2,518,757

Interest bearing liabilities:

Interest checking	$180,171	$1,396	0.77%	$177,592	$1,419	0.80%

Money market	280,593	12,252	4.37	200,550	7,481	3.73

Savings	60,934	1,003	1.65	68,693	1,143	1.66

Passbook gold	179,092	7,317	4.09	278,562	11,604	4.17

Time deposits	1,409,303	80,926	5.74	1,371,047	72,486	5.29

FHLB advances	1,188	81	6.85	3,230	164	5.06

Subordinated debt	14,690	1,062	7.23	4,003	289	7.22

Other holding company debt	11,660	1,135	9.72	26,671	1,988	7.45

Other borrowings	42,066	2,305	5.48	39,968	1,806	4.52

Total interest bearing liabilities	2,179,697	107,477	4.93	2,170,316	98,380	4.53

Noninterest bearing liabilities	176,479			180,860

Stockholders’ equity	172,187			167,581

Total liabilities and equity	$2,528,363	—		$2,518,757	—

Net interest income/net interest spread		$89,723	3.34%		$92,383	3.57%

Net interest margin			3.76%			3.92%

	Increase (Decrease) Due to:

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(8,046)	$4,166	$(3,880)

Investment securities	(895)	52	(843)

Mortgage backed securities	11,507	1,008	12,515

Trading securities	(604)	(450)	(1,054)

Interest bearing deposits in banks	(130)	127	(3)

FHLB stock	42	46	88

Federal funds sold	(1,301)	1,150	(151)

Commercial paper	(234)	(1)	(235)

Total change in interest income	339	6,098	6,437

Interest bearing liabilities:

Interest checking	23	(47)	(24)

Money market	3,349	1,422	4,771

Savings	(127)	(13)	(140)

Passbook gold	(4,066)	(221)	(4,287)

Time deposits	3,925	4,515	8,440

FHLB advances	(148)	66	(82)

Subordinated debt	773	—	773

Other holding company debt	(1,309)	456	(853)

Other borrowings	121	378	499

Total change in interest expense	2,541	6,556	9,097

Decrease in net interest income	$(2,202)	$(458)	$(2,660)

Noninterest Income

Noninterest income for the year ended December 31, 2000, was $7.3 million compared with $25.8 million for the same period in 1999, a decrease of $18.5 million. There were several reasons for the reduction, which included: (1) the $13.5 million valuation charge relating to our retained interest on High LTV securitizations; (2) gains on sale of branch deposits of $1.1 million and gains on branch relocations of $1.3 million, both recorded in 1999; and (3) a $3.1 million decrease in gains on sale of loans. Service fees on deposits in 2000 improved by $1.1 million, primarily from the introduction of several new fee-generating programs.

The following table reflects the components of noninterest income for the years ended December 31, 2000 and 1999 ($ in thousands):

	For the Years Ended December 31,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$7,923	$6,833	$1,090

Loan service fees	5,951	6,584	(633)

Other loan fee income	4,324	4,281	43

Gain on sale of loans, net	543	3,602	(3,059)

Gain on sale of securities, net	240	—	240

Net trading securities (loss) gain	(13,492)	(714)	(12,778)

Gain on sale of branch deposits	—	1,098	(1,098)

Gain on branch relocation(s)	—	1,289	(1,289)

Other income	1,822	2,859	(1,037)

Total noninterest income	$7,311	$25,832	$(18,521)

Noninterest Expense

Total noninterest expenses for the year ended December 31, 2000, were $80.0 million, compared with $88.1 million for the same period in 1999, a decrease of $8.1 million. Operating expenses for the year ended December 31, 2000, included in the noninterest expense total, were $75.5 million, compared with $84.4 million for the same period in 1999, a decrease of $8.9 million. Most of the decrease resulted from cost savings following discontinuation of mortgage banking activities in 1999 and several cost containment programs initiated throughout 2000. Compensation expenses were lower by $4.3 million while costs associated with postage, supplies and other administrative expenses declined $3.3 million.

[Balance of page intentionally left blank]

The following table reflects the components of noninterest expense for the years ended December 31, 2000 and 1999 ($ in thousands):

	For the Years Ended December 31,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$37,456	$41,716	$(4,260)

Net occupancy expense	15,939	15,958	(19)

Advertising and marketing	1,037	1,103	(66)

Data processing fees and services	4,629	4,823	(194)

FDIC and state assessments	979	1,613	(634)

Telephone expense	1,459	1,760	(301)

Postage and supplies	2,879	4,102	(1,223)

Legal and professional	1,892	2,292	(400)

Other operating expense	9,255	11,063	(1,808)

Total operating expenses	75,525	84,430	(8,905)

ORE (income) expense, net of ORE income	422	(307)	729

Provision for losses on ORE	225	80	145

Amortization of goodwill & premium on deposits	3,858	3,910	(52)

Total noninterest expense	$80,030	$88,113	$(8,083)

Years Ended December 31, 1999 and 1998

Comparison of Balance Sheets at December 31, 1999 and 1998

Overview

Total assets were $2.6 billion at December 31, 1999 and $2.5 billion at December 31, 1998, an increase of $60.9 million or 2.4%. The mix of our asset base changed substantially during the year as we sold a major part of our December 1998 inventory of loans held for sale and reinvested those funds into U.S. Treasury and mortgage-backed securities. At December 31, 1999, we no longer maintained an inventory of loans held for sale.

Investment, Mortgage-Backed and Mortgage Related Securities

Investments consisting of U.S. Treasury and federal agency securities, commercial papers, and mortgage-backed securities were $453.0 million in 1999 compared to $129.8 million in 1998, an increase of $323.2 million or 249.1%, partially as a result of the sale or securitization of loans held for sale. At December 31, 1999, $380.7 million of securities were classified as available for sale, $33.1 million were classified as held to maturity and $39.2 million were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche of securities purchased from our securitization of High LTV Loans in June 1988; (2) $24.1 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $4.2 million at year-end 1999.

Loans

Total loans were $1.9 billion at December 31, 1999, compared to $2.1 billion for the same period in 1998, a decrease of $190.6 million or 9.2%. Loan sales in early 1999 and a rapid increase in refinancing of loans beginning in mid-1999 were the primary reasons for a $231.0 million decline in first lien residential loans. Other changes in real estate-secured loans included; (1) a decline of $20.0 million in High LTV Loans; (2) an increase of $60.3 million of commercial real estate, multifamily and construction loans; and (3) a $13.9 million increase in home equity loans with loan-to-value ratios of less than 100%.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.2 million at December 31, 1999, compared with $28.1 million at December 31, 1998. At December 31, 1999, the allowance for loan losses included $26.6 million allocated to loans originated by us and $1.6 million from discount allocations for purchased loans. During 1999, we took a charge of $9.9 million of provisions for loan losses. Other activity included $9.6 million of loan charge-offs (net of recoveries), $275,000 in acquired reserves, and $470,000 reallocated from the allowance to loan discount. At December 31, 1999, the ratio of the allowance for loan losses to nonperforming loans was 112.04% compared to 76.25% at the end of 1998.

Nonperforming Assets

Nonperforming assets amounted to $31.2 million, or 1.22% of total assets, at December 31, 1999, compared with $42.8 million, or 1.71% of total assets, at December 31, 1998. Nonperforming loans totaled $25.2 million (or 1.33% of total loans) at the end of 1999, a decrease of $11.7 million from the prior year-end. Nonperforming one-to-four family residential mortgage loans decreased by $5.1 million, while nonperforming commercial real estate and multifamily loans declined $8.1 million. ORE increased $381,000 from $5.0 million at December 31, 1998 to $5.3 million at December 31, 1999.

Deposits

Total deposits were $2.3 billion at December 31, 1999, compared with $2.2 billion at the prior year-end, an increase of $95.4 million or 4.4%. The new branch openings contributed $206.2 million in deposit growth since the beginning of the year. Overall, since year-end 1998, certificates of deposit and money market gold accounts increased $113.8 million and $59.7 million, respectively. Checking, regular money market and savings accounts declined by $13.2 million, $8.0 million and $56.8 million, respectively.

Senior Debt

On September 24, 1998, SunTrust extended us a non-revolving line of credit for up to $25.0 million. On September 25, 1998, we received the full $25.0 million balance under the line of credit. The proceeds of the Senior Debt were used to maintain the regulatory capital of the Bank at “well capitalized” levels and to support the planned branch expansion activities.

In September 1999, we paid down the principal amount of the Senior Debt by $15.0 million to a balance of $10.0 million, using the net proceeds from the issuance of subordinated debt and dividends from the Bank. SunTrust agreed to extend the remaining portion of its loan to us through March 31, 2001.

Convertible Subordinated Debentures

In September 1999, we completed a private placement to accredited investors of $15.0 million of our 7.0% convertible subordinated debentures (the “Debentures”). The net proceeds from issuance were used to paydown the Senior Debt. Each $1,000 principal amount of the Debentures are convertible at any time by the holder into 55.55556 shares of our common stock. The resulting conversion price of $18.00 per share represented a premium of approximately 22% over the $14.75 September 22, 1999 closing price of our common stock on the NASDAQ National Market. The Debentures are redeemable by us at any time after October 1, 2004 at a premium of 106% with the premium declining one percent per year thereafter. The Debentures may also be redeemed at our option if the closing price of our common stock equals or exceeds $23.40 for 20 consecutive trading days. The Debentures carry an effective rate to maturity of 7.23%.

Term Subordinated Debt and Unsecured Debt

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

Stockholders’ Equity

Stockholders’ equity was $170.2 million at December 31, 1999, or 6.6% of total assets, compared to $163.6 million, or 6.5% of total assets, at December 31, 1998. At December 31, 1999, the Bank’s tier 1 (“Leverage”) capital ratio was 6.78%, it’s tier 1 risk-based capital ratio was 10.33%, and its total risk based capital ratio was 11.63% all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank, while the same ratios for the Company were 6.02%, 9.17% and 11.53%.

Comparison of Results of Operations for Years Ended December 31, 1999 and 1998

Overview

A net profit of $10.7 million, or $.95 per share (on a diluted basis), was recorded for the year ended December 31, 1999 compared to a net loss of $12.4 million, or $1.34 per share, for the same period in 1998. Return on average assets for the year ended December 31, 1999, was 0.42%, compared to a negative 0.58% for the same period in 1998. The return on average equity was 6.39%, compared with a negative 7.91% for the same period in 1998. Results for 1998 were negatively impacted by a restructuring charge of $6.7 million, $818,000 in other costs associated with legal and other issues and $10.0 million in loss provisions for loans transferred to portfolio at year-end 1998.

Analysis of Net Interest Income (see table on page 37)

Net interest income for 1999 was $92.4 million compared to $83.2 million for 1998. This $9.2 million or 11.1% increase was primarily due to growth in total interest earning assets. Average asset yield decreased 47 basis points from 8.57% for 1998 to 8.10% for 1999 primarily from increased investment in mortgage securities and a reduced investment in loans held for sale. Average-earning assets increased $341.5 million from $2.0 billion for the year-ended December 31, 1998, to $2.4 billion for the same period in 1999. The average cost of interest bearing liabilities decreased 33 basis points from 4.86% to 4.53%. Net interest spread, the difference between asset yield and cost of funds, decreased 14 basis points to 3.57%. Net interest margin, which includes the benefit of noninterest bearing funds, decreased from 4.12% for 1998 to 3.92% for 1999.

Noninterest Income

Noninterest income for 1999 was $25.8 million compared with $56.2 million for 1998, a decrease of $30.3 million. This decrease is primarily the result of lower gains on sale of loans from the now-discontinued mortgage banking division.

The following table reflects the components of noninterest income for the years ended December 31, 1999 and 1998 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	1999	1998	(Decrease)

Income from mortgage banking operations	$—	$40,600	$(40,600)

Service charges on deposit accounts	6,833	5,442	1,391

Loan service fees	6,584	692	5,892

Other loan fee income	4,281	2,486	1,795

Gain on sale of loans, net	3,602	2,890	712

Gain on sale of securities, net	—	867	(867)

Net trading account profit (loss)	(714)	173	(887)

Merchant charge card processing fees	569	466	103

Gain on sale of branches	1,098	—	1,098

Gain on branch relocations	1,289	—	1,289

Foreign exchange income	96	111	(15)

Other income	2,194	2,430	(236)

Total noninterest income	$25,832	$56,157	$(30,325)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 1999 and 1998 ($ in thousands):

	1999			1998

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates

Interest earning assets:

Loans net	$1,916,399	$166,656	8.70%	$1,773,697	$159,495	8.97%

Investment securities	39,501	2,075	5.25	38,430	2,364	6.15

Mortgage backed securities	207,587	12,840	6.19	23,171	1,669	7.20

Trading securities	57,058	2,224	3.90	56,160	2,859	5.09

Interest bearing deposits in banks	8,595	424	4.93	2,655	128	4.81

FHLB stock	13,287	991	7.46	11,337	843	7.44

Federal funds sold	104,527	5,206	4.91	105,783	5,435	5.07

Commercial paper	5,808	347	5.89	—	—	—

Total interest earning assets	2,352,762	190,763	8.10	2,011,233	172,793	8.57

Noninterest earning assets	165,995			138,353

Total assets	$2,518,757			$2,149,586

Interest bearing liabilities:

Interest checking	$177,592	$1,419	0.80%	$151,460	$2,201	1.45%

Money market	200,550	7,481	3.73	101,683	2,743	2.70

Savings	68,69	31,143	1.66	64,757	1,394	2.15

Passbook gold	278,562	11,604	4.17	270,045	12,904	4.78

Time deposits	1,371,047	72,486	5.29	1,106,167	61,916	5.60

FHLB advances	3,230	164	5.06	104,894	6,103	5.82

Other borrowings	70,642	4,083	5.78	43,976	2,348	5.34

Total interest bearing liabilities	2,170,316	98,380	4.53	1,842,982	89,609	4.86

Noninterest bearing liabilities	180,860			153,164

Stockholders’ equity	167,581			153,440

Total liabilities and equity	$2,518,757			$2,149,586

Net interest income/net interest spread		$92,383	3.57%		$83,184	3.71%

Net interest margin			3.92%			4.12%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$10,297	$(3,136)	$7,161

Investment securities	285	(574)	(289)

Mortgage backed securities	11,409	(238)	11,171

Trading securities	378	(1,013)	(635)

Interest bearing deposits in banks	254	42	296

FHLB stock	145	3	148

Federal funds sold	(64)	(165)	(229)

Commercial paper	347	—	347

Total change in interest income	23,051	(5,081)	17,970

Interest bearing liabilities:

Interest checking	332	(1,114)	(782)

Money market	3,399	1,339	4,738

Savings	80	(331)	(251)

Passbook gold	397	(1,697)	(1,300)

Time deposits	15,261	(4,691)	10,570

FHLB advances	(3,807)	(2,132)	(5,939)

Other borrowings	1,947	(212)	1,735

Total change in interest expense	17,609	(8,838)	8,771

Increase in net interest income	$5,442	$3,757	$9,199

Noninterest Expense

Total noninterest expenses for 1999 were $88.1 million compared with $142.4 million for the same period in 1998, a decrease of $54.3 million. Operating expenses for 1999, included in the noninterest expense total, were $84.4 million compared with $129.0 million, a decrease of $44.6 million. These decreases were primarily the result of the discontinuance of mortgage banking operations, which accounted for a $50.9 million expense reduction. Also included in 1999, our branch expansion program contributed $8.6 million to the operating expense total. Merger and acquisition expenses, primarily employee severance benefits, were $0 for 1999 compared to $3.2 million in 1998.

The following table reflects the components of noninterest expense for the years ended December 31, 1999 and 1998 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	1999	1998	(Decrease)

Salaries and benefits	$41,716	$53,257	$(11,541)

Net occupancy expense	15,957	13,623	2,334

Advertising and marketing	1,103	18,776	(17,673)

Data processing fees and services	4,823	3,743	1,080

FDIC and state assessments	1,613	1,190	423

Telephone expense	1,760	2,693	(933)

Postage and supplies	4,102	20,813	(16,711)

Legal and professional	2,292	4,348	(2,056)

Other operating expense	11,064	10,574	490

Total operating expenses	84,430	129,017	(44,587)

Merger and acquisition expenses	—	3,233	(3,233)

Restructuring cost	—	6,673	(6,673)

ORE (income) expense, net of ORE income	(307)	(40)	(267)

Provision for losses on ORE	80	1,603	(1,523)

Amortization of goodwill & premium on deposits	3,910	1,930	1,980

Total noninterest expense	$88,113	$142,416	$(54,303)

[Balance of page intentionally left blank]

Selected Quarterly Financial Data

Summarized selected unaudited quarterly financial information for the years ended December 31, 2000 and 1999 follows ($ in thousands except share data):

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$49,587	$50,846	$49,163	$47,605

Interest expense	25,915	26,836	27,217	27,509

Net interest income	$23,672	$24,010	$21,946	$20,096

Net income (loss)	$1,649	$1,687	$1,516	$(9,449)

Earnings (loss) per share-basic	$.15	$.15	$.14	$(.90)

Earnings (loss) per share-diluted	$.15	$.15	$.13	$(.90)

	1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$46,679	$46,965	$48,158	$48,961

Interest expense	24,256	24,202	24,795	25,128

Net interest income	$22,423	$22,763	$23,363	$23,833

Net income	$2,855	$2,988	$3,063	$1,786

Earnings per share-basic	$.27	$.28	$.28	$.16

Earnings per share-diluted	$.25	$.26	$.27	$.16

Asset/Liability Management and Liquidity

Liquidity

The Asset/Liability Management Committee (“ALCO”) reviews our liquidity, which is our ability to generate sufficient cash flow to meet the funding needs of current loan demand, deposit withdrawals and other cash demands. The primary sources of funds consist of deposits, amortization and prepayments of loans, sales and maturities of investments, other funds from operations and our capital. We are a member of the FHLB and have the ability to borrow to supplement our liquidity needs with our borrowing capacity equal to 20% of our total assets. The Bank also maintains borrowing lines of credit using its investment portfolio as collateral.

Those FHLB borrowings, known as “advances”, are secured by the Bank’s mortgage loan portfolio, and the terms and rates charged for FHLB advances vary based on an institution’s loan portfolio and in response to general economic conditions. As a shareholder of the FHLB, the Bank is authorized to apply for advances from this bank. A variety of borrowing plans is offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 2000, the Bank had $761,000 of outstanding advances from the FHLB. (See “Item 1. Business —Supervision and Regulation - Federal Home Loan Bank System and Liquidity”).

At December 31, 2000, the Bank’s liquidity ratio, defined as net cash and investments of $578.5 million divided by net deposits and short-term liabilities of $2.2 billion, was 26.86% as compared to 22.81% at

December 31, 1999. Net liquid assets were $395.7 million in excess of the amount required by Florida banking regulations.

Asset/Liability Management

One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the board of directors has established interest-rate risk policies and procedures that delegate to ALCO the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve all pricing strategies.

The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. The measure of the mismatch of assets maturing or re-pricing within certain periods, and liabilities maturing or re-pricing within the same period, is commonly referred to as the “gap” for such period. Controlling the maturity or re-pricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. “Negative gap” occurs when, during a specific time period, more of an institution’s liabilities are scheduled to re-price than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution’s interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution’s interest expense would decrease more rapidly than its interest income. “Positive gap” occurs when more of an institution’s assets are scheduled to re-price than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution’s interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution’s interest income would increase more rapidly than its interest expense. It is common to focus on the one-year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or re-pricing within the next 12 months. We also focus on the effect of rapid changes in market interest rates on net interest income and the market values of interest-earning assets and interest-bearing liabilities. These measures, called “rate shocks”, help us evaluate the sensitivity to interest rate changes.

ALCO uses an industry standard computer modeling system to analyze the impact of financial strategies prior to their implementation. The system attempts to simulate the asset and liability base and project future operating results under a variety of interest rates and spread assumptions. Through this management tool, we can also, among other things, project the effects of changing our asset and liability mix and modifying our balance sheet, and identify appropriate investment opportunities. The results of these simulations are evaluated within the context of the interest-rate risk policy, which sets our target levels for the appropriate level of interest-rate risk.

The policy is to maintain a cumulative one-year gap of no more than plus or minus 15% of total assets and to limit the change in net interest income over a one-year time horizon to no more than 15% of base net interest income, assuming an immediate 200 basis point change in market interest rates. We conform to this policy primarily by managing the maturity distribution of our investment portfolio and emphasizing loan originations and loan purchases carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank has joined the FHLB to enhance its liquidity position and to provide it with the ability to utilize long-term fixed-rate advances to improve the match between interest earning assets and interest bearing liabilities in certain periods. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk. In 1999, we discontinued the use of these instruments. We may expand our use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.

The cumulative one-year gap at December 31, 2000, was a negative $71.4 million, or a negative 2.92% (expressed as a percentage of total assets). Our net interest income sensitivity, assuming an immediate change in market interest rates of plus or minus 200 basis points, was a change of positive 0.86% for plus 200 basis points and negative 9.35% for minus 200 basis points.

The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 2000. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Based on an analysis of our deposit accounts and our experience in the markets in which we operate, statement savings deposits are assumed to re-price at 16.2% of the total balance in the first year, 11.6% in the second year, 10.8% in the third year, 7.6% in the fourth year, and the remaining 53.8% in the fifth year. Passbook savings deposits are assumed to re-price at 40.0% of the total balance in the first year, 20.0% in the second year, 20.0% in the third year, and the remaining 20.0% in the fourth year. Re-pricing of interest checking is assumed to occur at 11.04% in the first year, 6.5% in the second year, 7.4% in the third year, 6.6% in the fourth year, and the remaining 68.44% in the fifth year. The re-pricing of regular money market accounts is assumed at 22.3% of the total balance in the first year, 11.9% in the second year, 8.2% in the third year, 7.4% in the fourth year with the remaining 50.0% in the fifth year, while money market gold accounts re-price at 50.0% in the first year, 35.0% in the second year, 10.0% in the third year with the remaining 5.0% in the fourth year.

[Balance of page intentionally left blank]

INTEREST SENSITIVITY ANALYSIS

December 31, 2000
($ in thousands)

	0-3 months		4-12 months

		Yield/		Yield/
	Amount	Rate	Amount	Rate

Interest earning assets:

U.S. Treasury securities and government agencies	$9,998	4.67%	$—	0.00%

Revenue bonds	—	0.00	500	8.60

Mortgage backed securities	64,375	6.99	82,813	6.86

Trading securities	—	0.00	—	0.00

Residual and other	88	0.00	1,708	0.00

Federal funds sold	150,212	5.90	—	0.00

Interest bearing deposits in banks	6,910	6.37	—	0.00

FHLB stock	13,816	7.75	—	0.00

Portfolio loans	473,521	9.57	431,583	8.56

Total interest earning assets	$718,920	8.44	$516,604	8.23

Interest bearing liabilities:

Deposits

Interest checking	$7,194	0.73%	$23,240	0.73%

Money market	159,957	5.17	59,930	4.20

Savings	2,270	1.57	7,381	1.57

Passbook gold	14,240	4.09	45,092	4.09

Time deposits	112,093	5.51	822,664	6.19

FHLB advances	2	6.85	8	6.85

Outside borrowings	41,581	5.35	—	0.00

Holding company debt	13,083	9.27	—	0.00

Total interest bearing liabilities	$350,420	5.30	$958,315	5.81

Excess (deficiency) of interest- earning assets over interest- bearing liabilities	$368,500	3.14%	$(441,711)	2.42%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities	$368,500	3.14%	$(73,211)	(2.69)%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities as a percent of total assets		15.10%		(2.92)%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	1-5 Years		Over 5 Years

		Yield/		Yield/
	Amount	Rate	Amount	Rate

Interest earning assets:

U.S. Treasury securities and government agencies	$—	0.00%	$5,003	7.87%

Revenue bonds	—	0.00	3,286	7.38

Mortgage backed securities	73,615	6.56	142,787	6.47

Trading securities	6,545	10.77	4,319	10.77

Residual and other	11,919	0.00	—	0.00

Federal funds sold	—	0.00	—	0.00

Interest bearing deposits in banks	—	0.00	—	0.00

FHLB stock	—	0.00	—	0.00

Portfolio loans	559,378	8.45	246,860	6.77

Total interest earning assets	$651,457	7.96	$402,255	6.97

Interest bearing liabilities:

Deposits

Interest checking	$148,342	0.77%	$—	0.00%

Money market	76,030	3.76	—	0.00

Savings	47,828	1.58	—	0.00

Passbook gold	83,064	4.09	—	0.00

Time deposits	413,614	6.41	926	5.33

FHLB advances	48	6.85	703	6.85

Outside borrowings	—	0.00	—	0.00

Holding company debt	—	0.00	14,712	7.23

Total interest bearing liabilities	$768,926	4.51	$16,341	7.11

Excess (deficiency) of interest- earning assets over interest- bearing liabilities	$(117,469)	3.45%	$385,914	(0.14)%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities	$(190,680)	2.98%	$195,234	2.75%

Cumulative excess (deficiency) of interest earning assets over interest bearing liabilities as a percent of total assets		(7.24)%		8.00%

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided on pages 46 through 80 within the consolidated financial statements and notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no such items to report.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The information relating to the Directors appears in our Proxy Statement for the 2001 Annual Meeting of Stockholders under the caption “Proposal One–Election of Directors” and is incorporated by reference.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 2000, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer’s business experience during the past five years and certain other information:

      William R. Klich (56) – Mr. Klich has served as Director of the Bank, President and Chief Executive Officer of the Company and the Bank since March 15, 2000. He was previously employed as Chairman and CEO of SunTrust Bank, Gulf Coast from 1996 to March, 2000, regional corporate banking executive of SunTrust Bank of Florida from 1993 to 1996 and President and CEO of Coast Bank, F.S.B. from 1990 to 1993. He has more than 30 years of commercial banking experience.

      William R. Falzone (53) —Mr. Falzone has served as our Treasurer since March 1996 and Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Director of Financial Services. Before joining the Company, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 25 years of banking experience and is a certified public accountant.

      E. Carl Goff (48) —Executive Vice President and Commercial Real Estate Manager, Mr. Goff joined Republic Bank in April 2000 as Senior Vice President of Commercial Real Estate. He has over 18 years of commercial real estate lending experience. Mr. Goff previously served Barnett and SunTrust Banks.

      Jon D. Harkins (53) —Mr. Harkins has served as Executive Vice President and Corporate/Commercial Manager since September 2000. He joined us from First Union National Bank where he served in various lending and management positions for 25 years. Most recently, he served as Area President for Polk, Pasco and Highland Counties in Florida.

      Mauro A. Harto (40) —Executive Vice President of the Bank and Residential Lending Manager since May of this year. Mr. Harto formerly was with SunTrust Bank in Sarasota from 1995-2000 where he served as Executive Vice President/Residential Lending Division Manager. He has over 15 years experience in all areas of mortgage production and mortgage operations.

      Christopher M. Hunter (50) —Mr. Hunter has served as our Secretary since our inception in November 1995 and has served as Senior Vice President and General Counsel of the Bank since March 1995. Mr. Hunter has been a member of the Florida Bar for 18 years working primarily with financial institutions. Mr. Hunter formerly served as Corporate Counsel for Florida Federal Savings Bank, staff counsel with the Resolution Trust Corporation, and general partner of Stock, Gouze & Hunter, P.A.

      Timothy J. Little (40) —Executive Vice President and Chief Credit Officer since September 2000. Mr. Little was Executive Vice President and West Coast Executive/Corporate Services for Huntington National Bank for two and one-half years. Previously, Mr. Little held numerous management, lending and credit administration positions with Barnett Bank for 12 years.

      Rita J. Lowman (47) —Executive Vice President and Retail Line of Business Manager, has served in her present position with us since November 2000. Ms. Lowman joined Bank of America in 1985 and held various line, administrative and managerial positions including most recently, Consumer Executive/Senior Vice President of Southwest Florida.

Item 11. EXECUTIVE COMPENSATION

      Information required by this item appears in our Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions, “Executive Compensation and Benefits” and “Certain Transactions”, and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information required by this item appears in the Proxy Statement for the 2001 Annual Meeting of Shareholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information required by this item appears in the Proxy Statement for the 2001 Annual Meeting of Shareholders under caption, “Certain transactions” and “Compensation Committee Interlocks and Insider Participation” and is hereby incorporated by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report at pages 45 through 80.

1.	Financial Statements

Financial Statements of Republic Bancshares, Inc.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2000 and 1999

Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for:

Years Ended December 31, 2000, 1999, and 1998

Notes to Consolidated Financial Statements

All required schedules are included in the financial statements or related notes.

(b)	The following reports on Form 8-K filed during fiscal year ended December 31, 2000, are hereby incorporated by reference.

1.	Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2000 Announcement of net income of $10.7 million or $.95 per share on a diluted basis for year ended December 31, 1999.

2.	Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2000 – Announcement of the appointment of Mr. William R. Klich as President and Chief Executive Officer. Separately, disclosure of operational deficiencies in the warehouse lending department.

(c)	Exhibits:

23.0	Consent of Independent Certified Public Accountants

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Bancshares, Inc.:

      We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Tampa, Florida,
     January 23, 2001.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,

	2000	1999

ASSETS

Cash and due from banks	$52,540	$62,643

Interest bearing deposits in banks	6,910	3,758

Federal funds sold	150,212	27,060

Commercial paper —available for sale	—	39,888

Investment securities —available for sale	18,787	25,555

Mortgage-backed and mortgage related securities:

Held to maturity	33,844	33,068

Available for sale	329,748	315,268

Trading	24,578	39,229

FHLB stock	13,816	13,816

Loans, net of allowance for loan losses	1,677,880	1,861,715

Premises and equipment, net	47,223	52,574

Other real estate owned acquired through foreclosure, net	5,729	5,332

Accrued interest receivable	13,950	14,747

Goodwill and premium on deposits	28,969	32,827

Other assets	36,418	38,546

Total assets	$2,440,604	$2,566,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$133,950	$138,019

Interest checking	178,777	187,463

Money market	295,918	211,558

Savings	199,875	309,996

Time deposits	1,349,297	1,446,173

Total deposits	2,157,817	2,293,209

Securities sold under agreements to repurchase	41,581	37,241

FHLB advances	761	769

Holding company senior debt	6,833	9,167

Convertible subordinated debt	14,712	14,684

Term subordinated debt and unsecured notes	6,250	2,750

Other liabilities	11,559	9,211

Total liabilities	2,239,513	2,367,031

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and outstanding. Liquidation preference $6.6 million at December 31, 2000 and 1999.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 10,555,989 and 10,555,889 shares issued and outstanding at December 31, 2000 and 1999, respectively)	21,112	21,112

Capital surplus	128,735	128,780

Retained earnings	21,669	26,530

Net unrealized losses on available for sale securities, net of tax effect	(675)	(7,677)

Total stockholders’ equity	172,341	170,245

Total liabilities and stockholders’ equity	$2,440,604	$2,566,026

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share and per share data)

	For the years ended December 31,

	2000	1999	1998

INTEREST INCOME:

Interest and fees on loans	$162,776	$166,656	$159,495

Interest on investment securities	1,232	2,075	2,364

Interest on mortgage-backed securities	25,355	12,840	1,669

Interest on trading securities	1,170	2,224	2,859

Interest on federal funds sold	5,055	5,206	5,435

Interest on commercial paper	112	347	—

Interest on other investments	1,500	1,415	971

Total interest income	197,200	190,763	172,793

INTEREST EXPENSE:

Interest on deposits	102,893	94,133	81,157

Interest on FHLB advances	81	164	6,103

Interest on holding company debt	2,198	2,277	507

Interest on other borrowings	2,305	1,806	1,842

Total interest expense	107,477	98,380	89,609

Net interest income	89,723	92,383	83,184

PROVISION FOR LOAN LOSSES	20,700	9,923	14,261

Net interest income after provision for loan losses	69,023	82,460	68,923

NONINTEREST INCOME:

Service charges on deposit accounts	7,923	6,833	5,442

Loan service fees	5,951	6,584	692

Other loan fee income	4,324	4,281	2,486

Income from mortgage banking activities	—	—	40,600

Gain on sale of loans, net	543	3,602	2,890

Gain (loss) on securities, net	(13,252)	(714)	1,040

Other operating income	1,822	5,246	3,007

Total noninterest income	7,311	25,832	56,157

NONINTEREST EXPENSES:

Salaries and employee benefits	37,456	41,716	53,257

Net occupancy expense	15,939	15,958	13,623

Advertising and marketing	1,037	1,103	18,776

Data and item processing fees and services	4,629	4,823	3,743

Other operating expense	16,464	20,830	39,618

Total operating expenses	75,525	84,430	129,017

Merger expenses	—	—	3,233

Restructuring cost	—	—	6,673

Provision for losses on ORE	225	80	1,603

ORE expense (income), net	422	(307)	(40)

Amortization of goodwill & premium on deposits	3,858	3,910	1,930

Total noninterest expenses	80,030	88,113	142,416

Income (loss) before income taxes and minority interest	(3,696)	20,179	(17,336)

Income tax (provision) benefit	787	(7,800)	6,602

Minority interest in income from subsidiary trust, net of tax	(1,689)	(1,687)	(1,687)

NET INCOME (LOSS)	$(4,598)	$10,692	$(12,421)

PER SHARE DATA:

Net income (loss) per common share-basic	$(.46)	$.99	$(1.34)

Weighted average common shares outstanding-basic	10,555,941	10,484,650	9,286,813

Net income (loss) per common and common equivalent shares-diluted	$(.46)	$.95	$(1.34)

Weighted average common and common equivalent shares outstanding-diluted	10,555,941	11,299,902	9,286,813

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
($ in thousands)

	Perpetual Preferred
	Convertible Stock		Common Stock

	Shares		Shares		Capital
	Issued	Amount	Issued	Amount	Surplus

Balance, December 31, 1997	75,000	$1,500	7,602,992	$15,206	$56,553

Net loss	—	—	—	—	—

Net unrealized losses on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	78,052	156	662

Issuance of common stock	—	—	2,642,150	5,284	67,598

Additional capital surplus from non-qualified/performance stock options	—	—	—	—	551

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 1998	75,000	1,500	10,323,194	20,646	125,364

Net income	—	—	—	—	—

Net unrealized losses on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	232,695	466	2,313

Additional capital surplus from non-qualified/performance stock options	—	—	—	—	1,103

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 1999	75,000	1,500	10,555,889	21,112	128,780

Net loss	—	—	—	—	—

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—

Exercise of stock options	—	—	100	—	1

Adjustment to capital surplus from nonqualified/performance stock options	—	—	—	—	(46)

Dividends on preferred stock	—	—	—	—	—

Balance, December 31, 2000	75,000	$1,500	10,555,989	$21,112	$128,735

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net Unrealized
		Gains/(Losses)
		on Available
	Retained	for Sale
	Earnings	Securities	Total

Balance, December 31, 1997	$28,789	$482	$102,530

Net loss	(12,421)	—	(12,421)

Net unrealized losses on available for sale securities, net of tax effect	—	(498)	(498)

Exercise of stock options	—	—	818

Issuance of common stock	—	—	72,882

Additional capital surplus from non-qualified/performance stock options	—	—	551

Dividends on preferred stock	(265)	—	(265)

Balance, December 31, 1998	16,103	(16)	163,597

Net income	10,692	—	10,692

Net unrealized losses on available for sale securities, net of tax effect	—	(7,661)	(7,661)

Exercise of stock options		—	2,779

Additional capital surplus from non-qualified/performance stock options	—	—	1,103

Dividends on preferred stock	(265)	—	(265)

Balance, December 31, 1999	26,530	(7,677)	170,245

Net loss	(4,598)	—	(4,598)

Net unrealized gains on available for sale securities, net of tax effect	—	7,002	7,002

Exercise of stock options	—	—	1

Adjustment to capital surplus from nonqualified/performance stock options	—	—	(46)

Dividends on preferred stock	(263)	—	(263)

Balance, December 31, 2000	$21,669	$(675)	$172,341

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	For the Years Ended December 31,

	2000	1999	1998

Net income (loss)	$(4,598)	$10,692	$(12,421)

Unrealized gains (losses) on available for sale securities:

Unrealized holding gains (losses), net of tax effect during period	7,242	(7,661)	369

Less reclassification adjustment for gains realized in net income (loss)	(240)	—	(867)

Net unrealized gains (losses)	7,002	(7,661)	(498)

Comprehensive income (loss)	$2,404	$3,031	$(12,919)

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended December 31,

	2000	1999	1998

OPERATING ACTIVITIES:

Net income (loss)	$(4,598)	$10,692	$(12,421)

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Provision for loan and ORE losses	20,925	10,003	15,864

Depreciation and amortization, net	9,484	18,852	17,092

Amortization of premium (accretion) of fair value, net	(492)	9,012	1,943

Gain on sale of loans	(543)	(3,602)	(43,490)

Loss/(gain) on investment securities	13,252	714	(1,463)

(Gain)/loss on sale of other real estate owned	64	(726)	404

Capitalization of mortgage servicing/residual interest	—	(3,238)	(42,362)

Gain on disposal of premises and equipment	—	(621)	(275)

Net decrease/(increase) in deferred tax asset	(3,645)	1,156	(24)

Net decrease/(increase) in other assets	2,425	11,023	(16,602)

Net decrease/(increase) in value of performance/unqualified options	(46)	1,103	551

Net (decrease)/increase in other liabilities	2,349	(12,108)	15,530

Net cash provided by (used in) operating activities	39,175	42,260	(65,253)

INVESTING ACTIVITIES:

Proceeds from excess of deposit liabilities assumed over assets acquired, net of cash acquired	—	—	253,235

Net decrease (increase) in loans	156,663	85,230	(573,912)

Proceeds from sales and maturities of:

Investment securities held to maturity	—	—	2,000

Investment securities available for sale	3,003	146,500	18,000

Mortgage-backed securities available for sale	41,483	1,552	37,055

Mortgage-backed securities in trading portfolio	—	—	33,778

Commercial paper	40,000	—	—

Revenue bonds	960	—	—

Purchase of commercial paper available for sale	—	(39,541)	—

Purchase of investment securities available for sale	(1,938)	(136,768)	(28,150)

Purchase of mortgage backed securities available for sale	(96,811)	(226,343)	(23,543)

Purchase of mortgage backed securities held to maturity	(16,980)	(33,075)	—

Purchase of mortgage backed securities in trading portfolio	—	—	(12,000)

Principal repayment on mortgage backed securities	72,783	33,772	34,529

Principal repayment on revenue bonds	—	405	245

Purchase of FHLB stock	—	(2,664)	(2,136)

Disposal /(purchase) of premises and equipment, net	(1,502)	1,197	(14,685)

Proceeds (loss) from sale of other real estate owned	6,665	8,566	(4,485)

Investments in other real estate owned, net	2,631	496	733

Net cash provided by (used in) investing activities	206,957	(160,673)	(279,336)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits	(135,194)	95,778	292,807

Net increase in repurchase agreements	4,340	601	15,186

Repayment of FHLB advances, net	(8)	(24,231)	(14,300)

Proceeds from issuance of common stock	1	2,779	73,700

Proceeds from issuance of debt	4,500	10,535	32,000

Repayment of holding company debt	(3,306)	(15,934)	—

Dividends on perpetual preferred convertible stock	(264)	(264)	(264)

Net cash (used in) provided by financing activities	(129,931)	69,264	399,129

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	116,201	(49,149)	54,540

CASH AND CASH EQUIVALENTS, beginning of year	93,461	142,610	88,070

CASH AND CASH EQUIVALENTS, end of year	$209,662	$93,461	$142,610

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for interest	$99,644	$98,159	$72,610

Cash (received) paid during the year for income taxes	4,582	(10,883)	(7,618)

Non-cash transactions:

Refinancing of unsecured notes	—	7,000	—

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. BUSINESS:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) include the accounts of the Company and its wholly owned subsidiaries, RBI Capital Trust I (“RBI”), and Republic Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. Financial data for 1999 and 1998 includes results of operations for Republic Bank, F.S.B., which was dissolved on September 10, 1999. All financial information has been restated for the acquisitions of Bankers Savings Bank, F.S.B. (“BSB”) and Lochaven Federal Savings and Loan Association (“Lochaven”), both in 1998. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 80 branches throughout Florida. The Bank’s primary source of revenue has been derived from net interest income on loans and investments.

Business Combinations

Bankers Savings Bank, F.S.B.

On November 5, 1998, we merged with BSB, Coral Gables, Florida, (the “BSB Acquisition”) in a stock transaction, with BSB stockholders receiving 396,872 shares of our common stock (an exchange ratio of 0.5749 of a share for each share of BSB common stock). There were also 212,000 options outstanding for BSB common stock, which were exchanged for 121,853 options for our common stock. At the date of acquisition, BSB had total assets of $70.0 million, total loans of $46.2 million, total deposits of $61.1 million and operated two branches in Dade County. The BSB Acquisition was accounted for as a pooling of interests with the books and records of BSB combined with ours at historical cost.

Lochaven Federal Savings and Loan Association

On November 5, 1998 we merged with Lochaven, Orlando, Florida, (the “Lochaven Acquisition”) in a stock transaction with Lochaven stockholders receiving 169,084 shares of our common stock (an exchange ratio of 0.2776 of a share for each share of Lochaven common stock). There were also 35,000 options outstanding for Lochaven common stock, which were exchanged for 9,716 options of our common stock. At the date of acquisition, Lochaven had total assets of $56.5 million, total loans of $44.8 million, total deposits of $54.0 million and operated one branch in Orange County. The Lochaven Acquisition was accounted for as a pooling of interests with the books and records of Lochaven combined with ours at historical cost.

ACQUISITIONS

NationsBank and Barnett Branches

In December 1997, we entered into two agreements with BankAmerica Corporation (“BankAmerica”, formerly NationsBank Corporation) to acquire eight branch offices of BankAmerica’s subsidiary banks, NationsBank, N.A. (“NationsBank”) and Barnett Bank N.A. (“Barnett”), including the loans and other assets recorded at those branches, and to assume the deposits and other liabilities assigned to those branches. The first agreement was consummated on June 19, 1998, representing the acquisition of three NationsBank branches and four Barnett branches, collectively, located throughout Florida (the “Florida Branches”). The second agreement was consummated August 20, 1998, for a Barnett branch located in Brunswick, Georgia (the “Georgia Branch”). When acquired on June 19, 1998, the Florida Branches had deposit liabilities of $199.9 million and loans of $114.4 million, and the Georgia Branch, at acquisition, had deposit liabilities of $16.9 million and loans of $7.5 million. We paid a deposit premium of $24.0 million, loan premium of $3.2 million, and a $5.5 million premium for real and personal property for the NationsBank and Barnett branches. These purchases were both accounted for using purchase accounting rules, with deposit premiums being amortized using the straight-line method over a 10 year period and the loan and property premiums being amortized over the life of the underlying assets.

On September 10, 1999, we sold our Georgia Branch to Sapelo National Bank (“Sapelo”) for a gain of $1.1 million. Sapelo acquired all of the associated deposits at the Georgia Branch. This sale also included lease rights on the building where the Georgia Branch was located and all fixed assets associated with the property. The Georgia Branch also sold its loan portfolio to the Bank on September 3, 1999. The Georgia Branch has been dissolved.

Dime Savings Bank, F.S.B.

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

BankAmerica (formerly NationsBank) and Barnett Branch Lease Assumptions and Facility Purchases

We and BankAmerica entered into a series of purchase, lease assumption and sublease agreements under which we purchased three former NationsBank branch offices and leased 22 former branches of NationsBank and Barnett that were closed in connection with the merger of NationsBank and Barnett. These branch office sites are located throughout the state of Florida. Two of the purchased branch offices are in Hillsborough County and the third is in Lee County. The leased offices are in Broward, Clay, Collier, Dade, Marion, Palm Beach, Pinellas and Volusia Counties. We paid BankAmerica $3.8 million for the three purchased offices and, in addition to assuming the lease obligations, paid approximately $3.0 million (for furniture, fixtures and equipment, certain real estate and a premium) in connection with the lease assumption transactions. Three of these branch offices were opened at the end of 1998, with the remaining offices opened during 1999.

PENDING BRANCH SALES

On December 21, 2000, we announced that we had reached an agreement with CNB National Bank (“CNB”) for the sale of two branch offices. These branches are located in Lake City and Live Oak, Florida and had total deposits of $64.8 million at December 31, 2000. CNB has agreed to purchase the loans, premises, and other assets assigned to the two branches at their net book value and to assume the deposit liabilities. In addition, on January 4, 2001, we announced that we had reached an agreement with Pointe Bank (“Pointe”) for the sale of branch offices in Miami-Dade County, Florida. The five offices had total deposits of $57.6 million at December 31, 2000. Pointe has agreed to purchase loans at their par value, fixtures, improvements and other assets assigned to four of the branches at their net book value and to assume deposit liabilities of all five offices. These sales, which require regulatory approval, are anticipated to close in the first half of 2001.

RBI Capital Trust I

RBI is our wholly owned subsidiary, which was formed on May 29, 1997, to issue cumulative trust preferred securities (the “Preferred Security or Securities”) to the public. We own all of the securities of RBI that possess general voting powers. The Preferred Securities, issued through an underwritten public offering on July 28, 1997, were sold at their $10 par value. RBI issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in our junior subordinated debt, which also has an interest rate of 9.10%. The Junior Subordinated Debentures will mature on June 30, 2027 (the “Stated Maturity”), which date may be shortened to a date not earlier than June 30, 2002, if certain conditions are met (including the Company having received prior approval by the Board of Governors of the Federal Reserve System or any successor agency (the “Federal Reserve”) if then required under applicable Federal reserve capital guidelines or policies). RBI’s sole asset is the holding company’s junior subordinated debt. Considered together, our obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee by the Bank Holding Company of RBI’s obligations with respect to the preferred securities. We used the proceeds from the junior subordinated debt to increase the equity capital. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. We have the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the Preferred Securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. If payments are deferred, we will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. We have the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to us receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, we have the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

We have reported our obligation, with respect to the holders of the Preferred Securities, as a separate line item in the accompanying consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of the subsidiary trust solely holding junior subordinated debentures of the Company”. The related dividend expense, net of the tax benefit, is reported as a separate line item in the accompanying consolidated statements of operations under the caption “Minority interest in income from subsidiary trust, net of tax”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Estimates, Appraisals and Evaluations

The accompanying financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates, appraisals and evaluations of loans, other real estate owned and other assets and liabilities, and disclosure of contingent assets and liabilities. Changes in such estimates, appraisals and evaluations might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Actual results may differ from those estimates.

Investment Securities

Securities that we have both the positive intent and ability to hold to maturity are classified as “Held to Maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as “Available for Sale” are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors and are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Investments identified as “Trading”, include the resulting residual interest in cash flows from the securitization of residential and High LTV Loans, where applicable, and the excess spread, interest only-strip. Trading securities are carried at market value with any unrealized gains or losses included in the consolidated statements of operations under “Gain (loss) on securities, net.”

Interest and dividends on investment securities and amortization of premiums and accretion of discounts are reported in interest on investment securities. Gains (losses) realized on sales of investment securities are generally determined on the specific identification method and are reported under “Gain (loss) on securities, net”.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”, which will be applied prospectively for transactions occurring after March 31, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125’s provisions. Management believes that the impact of the adoption of SFAS No. 140 on the results of operations will not be material. SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” was effective for our fiscal year beginning January 1, 1997. SFAS No. 125 provided standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In addition to providing further guidance related to the recording of mortgage servicing rights (“MSR’s”), SFAS No. 125 required that we classified residual interest retained and excess spread interest only-strip on loans which were securitized, as trading assets. Consequently, we are required to carry these assets at their current market value as of the balance sheet date with the resulting valuation adjustments recorded in the consolidated statements of operations.

We use an automated portfolio analysis system to value our MSR’s at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. The valuation is then stratified based upon agency and then further stratified by variable, fixed and balloon notes within each agency to determine possible valuation losses within each category. We had no valuation allowances recorded for the years ended December 31, 2000 and 1999. The following table shows the amount of servicing assets which were capitalized and amortized, and the fair value of those assets as of December 31, for the periods indicated ($ in thousands):

	2000	1999	1998

Balance, beginning of year	$20,681	$22,930	$7,172

Capitalized servicing assets	—	3,238	20,418

Amortization	(4,624)	(5,487)	(4,660)

Balance, end of year	$16,057	$20,681	$22,930

Fair value of assets	$21,888	$29,728	$29,608

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

Accounting for Impairment of Loans

Our identification of impaired loans considers those loans which are nonperforming and have been placed on non-accrual status and those loans which are performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. As of December 31, 2000, $53.4 million of loans were considered impaired by us. Approximately $45.9 million of these loans required valuation allowances, totaling $8.9 million, which are included within the overall allowance for loan losses at December 31, 2000. Residential mortgages and consumer loans outside the scope of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, are collectively evaluated for impairment.

As of December 31, 1999, $23.0 million of loans were considered impaired by us. Approximately $22.1 million of these loans required valuation allowances, totaling $3.6 million, which were included within the overall allowance for loan losses at December 31, 1999.

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

YEARS

Buildings and improvements	39

Furniture and equipment	3 – 7

Leasehold improvements	5 – 15

Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

Other Real Estate

ORE represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is net of a valuation allowance established to reduce cost to fair value. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense. The sales of these properties are dependent upon various market conditions. We believe that such sales will result in net proceeds at least equal to present carrying values.

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

Premium on Deposits

A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over three to 10 years. Approximately $25.8 million and $29.1 million was included in the category “Goodwill and premium on deposits” in the accompanying consolidated balance sheets, as of December 31, 2000, and 1999.

Goodwill

Goodwill is an intangible asset, which represents the excess of the cost of an acquired enterprise over the fair market value of identifiable assets less the fair market value of liabilities acquired in purchase transactions. This goodwill, acquired in acquisitions in 1997, is being amortized on a straight-line basis over three to 10 years. Approximately $3.2 million and $3.7 million was included in the category “Goodwill and premium on deposits” in the accompanying consolidated balance sheets, as of December 31, 2000 and 1999.

Stock-Based Compensation Plans

We account for our stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires that companies not electing to account for stock-based compensation as prescribed by the statement to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used are to determine the pro forma effects of SFAS No. 123.

Disclosures About Business Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way we report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements. Through December 31, 1998 our commercial banking and mortgage banking activities constituted operating segments for which we have provided additional disclosure regarding their respective assets, revenues, profit or loss and other operating data.

As a result of the restructuring of our mortgage banking operation in the fourth quarter of 1998, that operation represented an insubstantial portion of our overall business activities during 1999 and 2000 and ceased to be a reportable business segment.

Accounting for Costs of Computer Software for Internal Use

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 was effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying consolidated financial statements.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June, 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133”, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, on January 1, 2001, did not have a material effect upon our results of operations.

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

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 and requires additional disclosures relating to previous securitization transactions and collateral for the fiscal years ending after December 15, 2000. Management does not believe that the adoption of SFAS No.140 will have a material effect upon our results of operations.

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues Task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which provides guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 provides for a transition date of March 15, 2001. We do not believe that the adoption of EITF 99-20 will have a material effect upon our results of operations.

Cash Equivalents

For purposes of preparing the consolidated statements of cash flows, cash equivalents are defined to include cash and due from banks, interest bearing deposits and federal funds sold.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2000 financial statement presentation. These reclassifications had no impact on results of operations or financial position.

3. INVESTMENT SECURITIES:

Our investment securities consisted primarily of U.S. Government Treasuries, U.S. Agencies and Revenue Bonds. The investment securities at December 31, 2000 and 1999, are summarized as follows ($ in thousands):

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

At December 31, 2000:

Available for sale securities:

U.S. Government Treasuries	$9,998	$—	$(11)	$9,987

U.S. Agencies	5,000	14	—	5,014

Revenue bond	3,772	28	(14)	3,786

Total	$18,770	$42	$(25)	$18,787

At December 31, 1999:

Available for sale securities:

U.S. Government Treasuries	$11,978	$—	$(147)	$11,831

U.S. Agencies	10,000	10	(23)	9,987

Revenue bond	3,794	18	(75)	3,737

Commercial Paper	39,888	—	—	39,888

Total	$65,660	$28	$(245)	$65,443

Book Value at December 31:		2000	1999

Available for sale securities		$18,787	$65,443

The amortized cost and estimated market value of investment securities at December 31, 2000, by contractual maturity are shown below ($ in thousands):

	Available for Sale

			Weighted
	Amortized	Market	Average
	Cost	Value	Yield

Due in one year or less	$10,498	$10,489	4.86%

Due one year through five years	840	835	6.21

Due after five years	7,432	7,463	7.83

Total	$18,770	$18,787	6.10%

Proceeds from sales of U.S. Government Treasuries and U.S. Agencies Notes during the year ended December 31, 2000 were $1.0 million. There were no sales of U.S. Government Treasuries and Agencies in 1999 and 1998. Gross gains of $4,800 were realized during the year ended December 31, 2000; no losses were incurred. U.S. Government Treasuries and U.S. Agencies with a book value of $15.0 million and $12.0 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes.

4. MORTGAGE-BACKED AND HIGH LTV LOAN SECURITIES:

Mortgage-backed securities (“MBS”), sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The securities are issued by three government agencies or corporations: (1) the Government National Mortgage Association (“GNMA”); (2) the Federal Home Loan Mortgage Corporation (“FHLMC”); and (3) the Federal National Mortgage Association (“FNMA”). During 2000 and 1999, we securitized conventional and government insured first lien mortgage loans with carrying values at securitization of $0 million and $85.6 million, respectively. Securities held to maturity are recorded at amortized cost, while securities available for sale and trading are recorded at estimated market value.

Mortgage-backed and High LTV Loan securities that were retained on the balance sheet at December 31, 2000 and 1999 are summarized as follows ($ in thousands):

	Amortized	Unrealized	Unrealized	Market
	Costs	Gains	Losses	Value

At December 31, 2000:

Available for sale securities:

GNMA securities	$301,658	$716	$(1,621)	$300,753

FHLMC securities	6,606	51	(114)	6,543

FNMA securities	18,694	118	(152)	18,660

Other MBS securities	3,889	—	(97)	3,792

Total MBS available for sale	$330,847	$885	$(1,984)	$329,748

Trading securities:

Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863

Republic Bank Owner Trust 1997-1 and 1998-1:

Overcollateralization	14,759	—	(4,580)	10,179

Residual interest	9,382	—	(9,382)	—

Excess servicing, interest only-strip	3,536	—	—	3,536

Total MBS trading securities	$38,540	$—	$(13,962)	$24,578

Held to maturity:

GNMA securities	$13,255	$268	$(1)	$13,522

FHLMC securities	8,431	81	(8)	8,504

FNMA securities	12,158	108	(30)	12,236

Total MBS held to maturity	$33,844	$457	$(39)	$34,262

At December 31, 1999:

Available for sale securities:

GNMA securities	$299,836	$277	$(11,292)	$288,821

FHLMC securities	6,020	6	(308)	5,718

FNMA securities	17,159	139	(642)	16,656

Other MBS securities	4,338	—	(265)	4,073

Total MBS available for sale	$327,353	$422	$(12,507)	$315,268

Trading securities:

Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863

Republic Bank Owner Trust 1997-1 and 1998-1:

Overcollateralization	14,555	—	—	14,555

Residual interest	10,062	—	(470)	9,592

Excess servicing, interest only-strip	4,219	—	—	4,219

Total MBS trading securities	$39,699	$—	$(470)	$39,229

Held to maturity:

GNMA securities	$9,899	$6	$(33)	$9,872

FHLMC securities	7,140	23	(96)	7,067

FNMA securities	16,029	68	(74)	16,023

Total MBS held to maturity	$33,068	$97	$(203)	$32,962

Book Value at December 31:		2000	1999

Available for sale securities		$329,748	$315,268

Trading securities		24,578	39,229

Held to maturity securities		33,844	33,068

Total MBS		$388,170	$387,565

The amortized cost and estimated market value of the MBS portfolio at December 31, 2000, based on stated maturities and/or re-pricing characteristics are shown below ($ in thousands):

	Less Than	One - Five	Over Five
	One Year	Years	Years	Total

Amortized Cost:

Available for sale securities:

GNMA securities – fixed rate	$—	$76	$178,982	$179,058

GNMA securities – variable rate	—	—	122,600	122,600

FHLMC securities – fixed rate	—	889	4,415	5,304

FHLMC securities – variable rate	—	—	1,302	1,302

FNMA securities – fixed rate	—	347	9,737	10,084

FNMA securities – variable rate	—	—	8,610	8,610

Other MBS securities – fixed rate	—	—	3,889	3,889

Trading securities:

Mortgage related residual assets – fixed rate	—	—	38,540	38,540

Held to maturity:

GNMA securities – fixed rate	—	185	13,070	13,255

FHLMC securities – fixed rate	115	3,747	4,569	8,431

FNMA securities – fixed rate	203	6,716	5,239	12,158

Total MBS securities	$318	$11,960	$390,953	$403,231

Fair Value:

Available for sale securities:

GNMA securities – fixed rate	$—	$77	$177,463	$177,540

GNMA securities – variable rate	—	—	123,213	123,213

FHLMC securities – fixed rate	—	884	4,334	5,218

FHLMC securities – variable rate	—	—	1,325	1,325

FNMA securities – fixed rate	—	345	9,589	9,934

FNMA securities – variable rate	—	—	8,726	8,726

Other MBS securities – fixed rate	—	—	3,792	3,792

Trading securities:

Mortgage related residual assets – fixed rate	—	—	24,578	24,578

Held to maturity:

GNMA securities – fixed rate	—	186	13,336	13,522

FHLMC securities – fixed rate	114	3,743	4,647	8,504

FNMA securities – fixed rate	201	6,702	5,333	12,236

Total MBS securities	$315	$11,937	$376,336	$388,588

The amortized cost and estimated market value of the MBS portfolio at December 31, 2000 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because of prepayments of the underlying mortgages ($ in thousands).

			Weighted
	Amortized	Market	Average
	Cost	Value	Yield

Due in less than one year	$318	$315	7.42%

Due in one year through five years	11,960	11,937	7.03

Due after five years	390,953	376,336	6.32

Total	$403,231	$388,588	6.34%

Proceeds from sales of MBS securities during the years ended December 31, 2000, 1999 and 1998 were $41.4 million, $0 and $79.1 million, respectively. Gross gains of $240,000, $0 and $1.2 million and gross losses of $5,200, $0 and $363,000, respectively, were realized on these sales. MBS with book and market values of $67.1 million and $66.9 million, respectively, were pledged to secure repurchase agreements at December 31, 2000. The market values assigned to the MBS classified as available for sale were derived using market quotations at December 31, 2000. Net unrealized holding (losses)/gains on trading securities of $(13.5) million, $(470,000), and $173,000 were included in income during 2000, 1999, and 1998, respectively.

Securitized Financial Assets

At December 31, 2000, the trading asset category included the following securities that resulted from our securitization of High LTV Loans: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998 and (2) $10.2 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998. Also, the trading category included $3.5 million of excess servicing interest only strips and other assets included $10.3 million of mortgage servicing rights that resulted from securitization of first lien mortgage loans. None of our trading assets were pledged as collateral. The $10.9 million subordinated tranche is a non-investment grade security which is not considered to be an acceptable investment under Florida banking laws. We have recorded these assets at what we believe to be their fair market value.

Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the consolidated statement of operations under the caption “Gain (loss) on securities, net”. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets. The accounting policies and methodology used in the initial and current valuation of the December 1997 and June 1998 securitizations are summarized as follows ($ in thousands):

	Initial	Current
	Valuation	Valuation

December 1997 Securitization (“1997-1”)

Collateral amount	$60,000	$31,947

Discount rate	14.00%	15.00%

Prepayment speed	15.00	14.00

Cumulative lifetime default rate(1)	9.57	22.86

Weighted average remaining life (in years)	4.12	3.16

December 1998 Securitization (“1998-1”)

Collateral amount	$240,000	$159,017

Discount rate	15.00%	15.00%

Prepayment speed	15.00	12.00

Cumulative lifetime default rate(1)	10.68	19.77

Weighted average life (in years)	4.19	3.92

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

The following schedule summarizes the activity on the underlying assets which were securitized ($ in thousands):

	1998-1	1997-1

As of December 31, 2000

Total principal amount outstanding	$159,017	$31,947

Cumulative credit losses, net of recoveries	16,713	6,169

Default rate	6.96%	10.28%

Net credit losses in 2000	8,247	2,431

Delinquencies at December 31, 2000:

30-59 days delinquent	$3,714	$753

60-89 days delinquent	1,921	322

90+ days delinquent	3,487	965

Total Delinquencies	$9,122	$2,040

Delinquency rate	5.74%	6.39%

The market values of the securities resulting from securitization of High LTV Loans are extremely sensitive to changes in the assumptions used to present value the expected cash flows from those assets. The resulting market valuations and the change from current valuations due to two alternative changes in the discount rate, the prepayment speed and the cumulative lifetime default are as follows ($ in thousands):

		To:

	From	Proforma	Proforma
	Current Valuation	Valuation (1)	Valuation (2)

December 1997 Securitization (“1997-1”)

If the discount rate was changed:	15.00%	25.00%	30.00%

The current valuation would change:	$3,119	$1,963	$1,597

If the prepayment speed was changed:	14.00%	25.00%	30.00%

The current valuation would change:	$3,119	$1,844	$1,430

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	22.86%	26.37%	27.66%

The current valuation would change:	$3,119	$2,077	$1,520

		To:

	From	Proforma	Proforma
	Current Valuation	Valuation (1)	Valuation (2)

December 1998 Securitization (“1998-1”)

If the discount rate was changed:	15.00%	25.00%	30.00%

The current valuation would change:	$7,021	$4,666	$3,252

If the prepayment speed was changed:	12.00%	25.00%	30.00%

The current valuation would change:	$7,021	$1,154	$—

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	19.77%	23.12%	25.08%

The current valuation would change:	$7,021	$2,790	$1,498

5. LOANS:

Loans at December 31, 2000 and 1999, are summarized as follows ($ in thousands):

	2000	1999

Real estate mortgage loans:

One-to-four family residential	$641,203	$719,586

Nonconforming mortgages	65,662	79,562

Multifamily residential	85,338	80,212

Warehouse lines of credit	39,835	96,873

Commercial real estate	443,364	426,685

Construction/land development	115,650	165,649

Mortgage loans secured by first liens	1,391,052	1,568,567

Commercial (business) loans	125,145	90,639

Home equity loans	137,900	119,013

High LTV Loans	39,191	96,758

Consumer loans	21,624	22,511

Total gross portfolio loans	1,714,912	1,897,488

Less-allowance for loan losses	(33,462)	(28,177)

Less-premiums and unearned discounts on loans purchased	(239)	316

Less-unamortized loan fees, net	(3,331)	(7,912)

Total loans held for portfolio	$1,677,880	$1,861,715

Mortgage loans serviced for others as of December 31, 2000 and 1999, were $1.3 billion and $1.5 billion respectively. Loans on which interest was not being accrued totaled approximately $49.4 million, $25.0 million, and $36.6 million at December 31, 2000, 1999 and 1998, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $3.1 million, $3.0 million, and $3.2 million in the years ended December 31, 2000, 1999 and 1998, respectively. Loans past due 90 days or more and still accruing interest at December 31, 2000 and 1999, totaled approximately $1.2 million and $171,000 respectively. Our restructured loans totaled $1.5 million and $1.2 million during 2000 and 1999, respectively.

6. ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,

	2000	1999	1998

BALANCE, beginning of year	$28,177	$28,077	$22,023

Provision for possible loan losses	20,700	9,923	14,261

Allowance from purchased loans	—	275	—

Discount on purchased loans allocated from allowance for loan losses	(389)	(470)	(4,303)

Loans charged-off	(16,806)	(11,123)	(4,394)

Recoveries of loans charged-off	1,780	1,495	490

BALANCE, end of year	$33,462	$28,177	$28,077

While we believe that the allowance for loan losses is adequate at December 31, 2000, based on currently available information, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral or other factors. Additionally, the Department, the FDIC, and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination.

The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of December 31, 2000 and 1999, approximately $648,000 and $1.3 million of the allowance remained from the allocation of discounts on purchased loans.

7. PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2000 and 1999, included ($ in thousands):

	2000	1999

Land	$9,662	$9,560

Buildings and improvements	28,539	30,126

Furniture and equipment	30,817	31,729

Leasehold improvements	5,202	5,134

Construction in progress	162	20

Total premises and equipment	74,382	76,569

Less-accumulated depreciation and amortization	(27,159)	(23,995)

Premises and equipment, net	$47,223	$52,574

8. OTHER REAL ESTATE:

During 2000, we transferred from premises and equipment to ORE held for investment, a former operations center that was acquired through the merger, in 1997, with FFO. A valuation charge of $75,000 was recorded resulting in a net increase in ORE of $455,000.

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. In December 2000, an extension, which had been received on a piece of property with a book value of $58,000, expired and the balance was written off. The property, consisting of four residential lots, is currently under contract with closings expected to be completed in the first quarter of 2001. There are no other properties, which have exceeded the five-year holding period limitation.

Loans converted to ORE through foreclosure proceedings totaled $10.0 million, and $8.9 million, for the years ended December 31, 2000 and 1999, respectively. Sales of ORE that were financed by us totaled $443,000 and $1.5 million for the years ended December 31, 2000 and 1999, respectively.

Changes in the valuation allowance for ORE were as follows ($ in thousands):

	For the Years Ended December 31,

	2000	1999	1998

BALANCE, beginning of year	$138	$4,405	$3,279

Provision	225	80	1,603

Charge-offs, net	(58)	(4,347)	(477)

BALANCE, end of year	$305	$138	$4,405

9. INCOME TAXES:

Income taxes are comprised of the following ($ in thousands):

	For the
	Years Ended
	December 31,

	2000	1999	1998

Current benefit/(provision)	$(2,892)	$(6,411)	$4,272

Deferred (provision)/benefit	3,679	(1,389)	2,330

	$787	$(7,800)	$6,602

At December 31, 2000, we had approximately $5.3 million of remaining federal and $6.4 million of state net operating loss carryforwards. These carryforwards expire in the years 2005 through 2019. Following the change of ownership in 1993, and the four acquisitions in 1997 and 1998, recognition of net operating loss carryforwards incurred prior to 1998, are limited to approximately $732,000 each year under the rules of Internal Revenue Code Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.

The net operating loss incurred during 1998 was carried back to the previous two years for federal income tax purposes. The remaining 1998 net operating loss and 1999 federal and state carry-forwards were not subject to any annual limitations.

Through the merger of FFO in 1997, and BSB and Lochaven in 1998, we acquired unrecognized deferred tax liabilities of approximately $3.2 million, $17,000 and $69,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, we cease to be a bank, these reserves shall be taken into account ratably over the six taxable year period beginning with such taxable year.

Our effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows ($ in thousands):

	For the Years Ended December 31,

	2000	1999	1998

Computed “expected” tax (provision) benefit	$1,257	$(6,861)	$5,894

Increase (reduction) of taxes:

Tax-exempt interest income	14	18	18

Valuation allowance on deferred tax asset	—	523	—

Goodwill amortization	(162)	(179)	(162)

State taxes	(136)	(841)	624

Other	(186)	(460)	228

Total	$787	$(7,800)	$6,602

Deferred tax assets and liabilities were comprised of the following at December 31, 2000 and 1999 ($ in thousands):

	2000	1999

Gross deferred tax assets:

Tax bases over financial bases for loans (allowance for loan losses and discounts)	$12,425	$10,098

Financial amortization of premium over tax amortization	1,446	1,094

Interest on non-accrual loans	442	650

Tax bases over financial bases for ORE	55	100

Net operating losses and tax credit carryforwards	2,753	9,451

Other	249	136

Gross deferred tax assets	17,370	21,529

Gross deferred tax liabilities:

Gains on sale of loans-financial bases greater than tax bases	(168)	(6,669)

Premises and equipment – financial bases greater than tax bases	(1,844)	(1,905)

Purchased assets – FMV adjustments	(531)	(493)

Mortgage servicing rights	(2,328)	(3,413)

Other	(631)	(826)

Gross deferred tax liabilities	(5,502)	(13,306)

Less valuation allowance	—	—

Net deferred tax asset	$11,868	$8,223

An amount relating to the unrealized gain on available for sale securities, which is recorded directly to stockholders’ equity, and is a component of comprehensive income, increased during 2000 by $4.2 million and increased during 1999 by $4.6 million.

10. OTHER BORROWINGS:

FHLB Advances

At December 31, 2000, we were required by our collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 2000 and 1999 were collateralized by such loans and securities totaling $761,000 and $769,000, respectively. In addition, all of our FHLB stock is pledged as collateral for such advances.

Maturities and average interest rates of advances from the FHLB as of December 31, 2000 and 1999, were as follows ($ in thousands):

		Balance at
Maturities in		December 31,
Year Ending	Weighted
December 31,	Average Rate	2000	1999

2014	6.85%	$761	$769

TOTAL		$761	$769

Holding Company Senior Debt

On September 24, 1998, we entered into a loan agreement with SunTrust, under which SunTrust extended us a non-revolving line of credit (“Senior Debt”) for up to $25.0 million. Interest on the loan is payable monthly and the maturity date for the loan was September 25, 1999. On September 25, 1998, we received the full $25.0 million balance under the line of credit. The proceeds of the Senior Debt were used to maintain the regulatory capital at “well capitalized” levels and to support the planned branch expansion activities.

The terms of the loan agreement were amended on December 30, 1998 to require, among other things, that: (1) an interest rate of LIBOR plus 1.50%, effective January 1, 1999 be paid; (2) we maintain a supervisory rating of no less than “3” on the regulatory composite scale of “1’ to “5’ (“1” being the highest, “5” being the lowest) and that we do not become subject to a “cease and desist’ order; and (3) upon the written request from SunTrust at any time after March 31, 1999, for any reason whatsoever, Mr. William R. Hough, our Chairman of the Board and principal shareholder, will purchase the loan from SunTrust.

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

In September 1999, we paid down the principal amount of the Senior Debt by $15.0 million to a balance of $10.0 million. The $10.5 million of net proceeds from the sale of Debentures (as defined below), after deducting offering costs, and the cash received from dissolution of the Georgia Branch, were used to repay principal on the Senior Debt. In connection with the paydown, SunTrust agreed to extend the remaining portion of its loan to us through March 31, 2001, with monthly payments of $278,000 principal plus interest at Libor plus 1.50% and a balloon payment on March 24, 2001, of approximately $5.0 million.

As of December 31, 2000, our Senior Debt totaled $6.8 million. We restructured our Senior Debt in December 2000 such that a principal reduction of $2.0 million was made on January 2, 2001, with the $4.8 million remainder to be fully amortized over an 18-month period beginning in January 2001.

The terms of the Senior Debt were further amended to require, among other things, that: (1) an interest rate based on the 90-day LIBOR plus 1.75%, (8.20% at December 31, 2000) effective December 26, 2000; (2) principal repayments of $268,518 plus accrued interest payable monthly, maturing on June 30, 2002, and (3)

that, upon written request from SunTrust at any time, for any reason whatsoever, Mr. Hough will purchase the loan from SunTrust.

The December amendment reset all of the financial covenants of the Senior Debt with the next measurement date occurring on March 31, 2001. These covenants require us to: (1) maintain our ratio of nonperforming assets to portfolio loans plus other real estate owned at no more than three and one half percent; (2) maintain our debt service charge ratio at no less than 1.9 to one through June 30, 2001, and two to one thereafter; and (3) maintain cash balances in the holding company at $1.0 million in excess over that amount required pursuant to the Convertible Debenture Bond Indenture through June 30, 2001, after which time the excess amount required will increase to $2.0 million. As of December 31, 2000, we were in compliance with the Senior Debt loan agreement.

Convertible Subordinated Debt

In September 1999, we completed a private placement to accredited investors of $15.0 million of our 7.0% convertible subordinated debentures (the “Debentures”) maturing on October 1, 2014. Each $1,000 principal amount of the Debentures are convertible at any time by the holder into 55.55556 shares of our $2.00 par value common stock. The resulting conversion price of $18.00 per share represented a premium of approximately 22% over the $14.75 September 21, 1999, closing price of our common stock on the NASDAQ National Market. The Debentures are redeemable by us at any time after October 1, 2004, at a premium of 106% with the premium declining one percent per year thereafter. The Debentures may also be redeemed at our option, without a premium, if the closing price of our common stock equals or exceeds $23.40 for 20 consecutive trading days. The Debentures have an effective rate to maturity of 7.23%.

Term Subordinated Debt and Unsecured Notes

On December 30, 1998, we entered into loan agreements with certain members of our board of directors to borrow $7.0 million in unsecured notes. Interest on these notes is payable monthly at a variable rate, changing every 90 days, equal to the three month LIBOR rate plus 2.50%. The initial rate was 7.747%. The notes matured on September 25, 1999. We contributed $5.0 million of the proceeds from these unsecured notes to maintain the regulatory capital at “well-capitalized” levels. The remaining $2.0 million of the proceeds was retained to service our debt. The repayment of principal and interest on these notes is subordinate to the payment of all principal and interest on the Senior Debt, and the payment of interest on the Company-obligated mandatorily redeemable preferred securities of the subsidiary trust solely holding junior subordinated debentures of the Company.

In September 1999, we refinanced the $7.0 million of debt to our directors. Approximately $4.3 million of the Debentures were issued to our directors in exchange for an equal amount of the pre-existing debt, with the balance of the Debentures being sold to third party accredited investors. The $2.7 million balance of the $7.0 million debt to the directors not converted into the Debentures was exchanged for an equal principal amount of non-convertible term subordinated debt (the “Term Debt”), maturing on September 22, 2006 with a variable interest rate of prime plus one percent (or 10.50% at December 31, 2000). Both the Debentures and the Term Debt issued by us qualify as Tier 2 capital under applicable regulatory capital guidelines.

On May 17, 2000, we entered into a loan agreement with Mr. William R. Hough, individually, to borrow up to $2.0 million on an unsecured, revolving line of credit basis. The full amount of that line was drawn in the second quarter of 2000. On September 14, 2000, an additional loan agreement was entered into with Mr. Hough, to borrow up to $1.5 million. The full amount of that line was drawn in the third quarter of 2000. The proceeds were used for holding company debt service. Interest on these loans are at a variable rate, changing daily, and equal to the Citibank, N.A., New York Base Rate (the “Index”) plus 0.50%. The rate at December 31, 2000 was 10.00% per annum. The loans have been amended to extend repayment of all outstanding principal to October 1, 2002. In addition, we are obligated to pay regular monthly payments of all accrued unpaid interest due. The repayment of principal and interest on these loans is subordinate to the payment of all principal and interest on the Senior Debt.

11. OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:

Concentration of Credit Risk

Our core customer loan origination base is located along the west coast and in central Florida. The majority of our purchased loan portfolio is concentrated in the states of Florida, California, Texas, Georgia, and in the northeastern United States. At December 31, 2000 and 1999, approximately 91% and 94%, respectively, of our loan portfolio was secured by real estate. Mortgage loans secured by one-to-four family properties comprised approximately 46% of total mortgage loans for both December 31, 2000 and 1999, respectively.

At December 31, 2000, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

		Percent
State	Amount	of Total

Florida	$1,293,210	75.58%

New England (1)	90,473	5.29

Georgia	30,814	1.80

California	43,224	2.53

Texas	39,549	2.31

Virginia	27,413	1.60

Illinois	25,221	1.47

New Jersey	20,602	1.20

Ohio	17,351	1.01

New York	20,326	1.19

North Carolina	13,376	0.78

Missouri	10,693	0.62

All other (none greater than $10,000)	79,090	4.62

Total	$1,711,342	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Off-Balance-Sheet Items

We enter into financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, commercial and standby letters of credit and unfunded lines of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risks that are not recognized in the accompanying consolidated balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 2000, is as follows ($ in thousands):

Contractual
Amount

Commitments to extend credit	$131,643

Unfunded lines of credit	129,552

Commercial and standby letters of credit	8,138

Total	$269,333

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

Commercial and standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. We typically hold certificates of deposit as collateral supporting those commitments, depending on the strength of the borrower. Outstanding, unsecured standby letters of credit at December 31, 2000, totaled approximately $1.2 million.

Commitments

We have entered into a number of non-cancelable operating leases primarily for branch banking locations. At December 31, 2000, minimum rental commitments based on the remaining noncancelable lease terms were as follows ($ in thousands):

2001	$5,989

2002	5,209

2003	4,358

2004	3,485

2005	2,165

Thereafter	8,806

Gross operating lease commitments	30,012

Less-sublease rentals	(802)

Net operating lease commitments	$29,210

Total rent expense for the years ended December 31, 2000, 1999 and 1998, was $5.6 million, $6.0 million, and $4.0 million, respectively. Total rental income from subleases for the years ended December 31, 2000, 1999 and 1998, was $1.1 million, $909,000, and $1.2 million, respectively. In addition, we are obligated to make processing payments in relation to our computer facilities of approximately $328,000 in 2001.

Contingencies

In November 1999, 18 former shareholders of BSB filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges we had knowledge of and failed to disclose to them, to BSB and to their shareholders, prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 which resulted from the now-discontinued mortgage banking activities. The claim alleges breach of contract, fraud, negligent misrepresentation and violation of the Florida Securities and Investor Protection Act. The plaintiffs have alleged damages generally in an amount exceeding $1 million. This matter has been scheduled for trial in May, 2001. We believe the plaintiffs’ claims are without merit and intend to continue to defend such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

12. EMPLOYEE BENEFIT PLANS:

We have a retirement plan, covering substantially all employees, which includes a 401(k) arrangement. Our contributions were $230,000, $268,000, and $683,800 in the years ended December 31, 2000, 1999 and 1998, respectively.

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

The following estimates of the fair value of certain financial instruments held by us include only instruments that could reasonably be evaluated. The investment and mortgage backed securities portfolio was evaluated using market quotes, where available or fair market values calculations as of December 31, 2000 and 1999. The fair value of the loan portfolio was evaluated using market quotes for similar financial instruments, where available. Otherwise, discounted cash flows at current market, after adjusting for credit deterioration and an average prepayment assumption, were used based upon current rates we would use in extending credit with similar characteristics. These rates may not necessarily be the same as those, which might be used by other financial institutions for similar loans. Cash and due from banks and federal funds sold were valued at cost. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date, i.e., their carrying amounts. Fair values for time deposits are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit were valued at book value as the majority of these instruments are based on variable rates. The value of our mortgage servicing rights was determined using the discounted cash flows from servicing.

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

The table below illustrates the estimated fair value of our financial instruments as of December 31 using the assumptions described above ($ in thousands):

	2000	1999

Financial Assets:

Cash and due from banks	$52,540	$62,643

Interest bearing deposits in banks	6,910	3,758

Federal funds sold	150,212	27,060

Investment and mortgage backed/related securities	407,375	452,902

Loans	1,722,134	1,888,946

Mortgage servicing rights	21,709	30,247

Financial Liabilities:

Deposits	2,171,134	2,286,110

Securities sold under agreements to repurchase	41,581	37,241

FHLB advances	761	769

Holding company senior debt	6,833	9,167

Convertible subordinated debt	14,712	14,684

Term subordinated debt and holding company unsecured notes	6,250	2,750

Standby letters of credit	8,138	8,860

Commitments to extend credit and unfunded lines of credit	261,195	366,126

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

Dividends

Florida statutes limit the amount of dividends we can pay in any given year to that year’s net income plus retained net income from the two preceding years. Additionally, we cannot pay dividends, which would cause us to be undercapitalized as defined by federal regulations. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. As of January 1, 2001, there was a net retained profit surplus for dividend payment purposes of $3.6 million.

Non-qualified Stock Options

The board of directors may grant unqualified options each year. As of December 31, 2000, 115,000 of such options were outstanding. The per share exercise price of each stock option is determined by the board of directors at the date of grant, vesting over a five year period.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan to certain key employees. In connection with our reorganization and share exchange in which all of the stockholders adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the “Plan”) as a replacement for our 1994 Stock Option Plan. The

Plan was approved by the stockholders at a special meeting held on February 27, 1996. On April 23, 1996 and April 28, 1998, the shareholders approved certain amendments to the Plan (the “Amendments”). Under the Amendments, the total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the board of directors (the “Committee”). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. However, in the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. As of December 31, 2000, performance options under the Plan, which were granted to the employees of the mortgage banking division, have all either been exercised or have expired.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value at the date of the option grant. During 2000, 1999 and 1998, options to purchase 151,100, 242,500 and 167,896 shares, respectively, under the Plan were granted. Of the options previously granted, 354,231 shares have expired, thereby making these options available for future grants. As of December 31, 2000, 530,317 options remained outstanding under this plan, with 300,887 shares available to be granted at a future time.

1997 Stock Appreciation Rights Plan

On October 21, 1997, the board of directors approved a Stock Appreciation Rights Plan (the “SAR Plan”). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of our common stock at the time of exercise, over the fair market value of a share of our common stock at date of grant, times the number of rights exercised. As of December 31, 2000, 40,250 SAR’s had been granted at the then current market value of $26.675 with 25,850 remained outstanding. No more than 20% of the shares may vest annually by beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant.

We record compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SAR’s. As of December 31, 2000, there had been no appreciation of our common stock over the fair market value at date of grant. Therefore, compensation expense has been recorded only for those rights which have been exercised.

Aggregate Stock Option Activity

We have adopted SFAS No. 123 for disclosure purposes. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions (weighted averages) for 2000, 1999 and 1998: risk-free interest rate of 5.08%, 6.34% and 4.66%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 41.1% for 2000, 24.0% for 1999 and 70.1% for 1998. The approximate fair value of the stock options granted in 2000, 1999, and 1998 is $1.3 million, $2.9 million and $3.4 million, respectively, which would be amortized as compensation expense over the vesting period of the options. Options vest over five years. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, our net income (loss) and earnings (loss) per share, as reported, would have been the following pro forma amounts ($ in thousands except per share data):

	2000	1999	1998

Net income (loss)

As reported	$(4,598)	$10,692	$(12,421)

Pro forma	(5,962)	9,452	(13,176)

Net income (loss) per share-basic

As reported	(.46)	.99	(1.34)

Proforma	(.59)	.88	(1.42)

Net income (loss) per share-diluted

As reported	(.46)	.95	(1.34)

Pro forma	(.59)	.84	(1.42)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost might not be representative of that expected in future years. A summary of the status of our stock option plans at December 31, 2000, 1999 and 1998, and for the years then ended is presented in the table below:

	2000		1999		1998

		Wtd Avg.		Wtd Avg.	Wtd Avg.
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price

Fixed Options

Outstanding —beg. of year	539,557	$19.09	503,939	$20.15	407,995	$15.10

Granted	221,100	12.11	267,500	14.73	167,896	28.58

Exercised	(100)	10.88	(119,595)	10.33	(61,552)	9.65

Forfeited/Expired	(115,240)	18.19	(112,287)	22.79	(10,400)	20.55

Outstanding —end of year	645,317	16.86	539,557	19.09	503,939	20.15

Exercisable —end of year	308,557	18.42	234,357	19.04	284,579	13.36

Wtd. avg. fair value of options granted		5.78		10.93		20.04

Performance Options

Outstanding —beg. of year	—	—	139,100	14.79	172,400	14.56

Granted			—	—	—	—

Exercised			(113,100)	13.63	(16,500)	13.63

Forfeited/Expired			(26,000)	19.85	(16,800)	13.63

Outstanding —end of year			—	—	139,100	14.79

Exercisable —end of year			—	—	68,900	14.79

Wtd. avg. fair value of options granted			—			—

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/00	Contractual Life	Exercise Price	at 12/31/00	Exercise Price

$10.00 – 12.63	216,150	8.86	11.27	64,710	11.21

13.63 – 17.63	273,627	7.65	14.98	139,307	14.59

26.68 – 28.94	155,540	7.26	28.12	104,540	27.97

15. EARNINGS (LOSS) PER SHARE:

Net Income (Loss) Per Common and Common Equivalent Share

Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock and the convertible subordinated debentures had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Basic earnings (loss) per common share was computed by dividing net income (loss) less dividends paid on preferred stock, by the weighted average number of shares of common stock outstanding during the year. During 2000, there were 645,317 stock options, 270,000 shares related to convertible subordinated debt and 750,000 shares related to convertible preferred stock, which were antidilutive. During 1999, there were 298,140 stock options and 270,000 shares related to convertible subordinated debt, which were antidilutive. During 1998, there were 643,039 stock options and 750,000 shares related to convertible preferred stock, which were antidilutive.

The table below reconciles the calculation of diluted and basic earnings per share for 1999 ($ in thousands, except per share data):

	1999

		Weighted	Earnings
	Net	Shares	Per
	Income	Outstanding	Share

Net Income	$10,427	10,484,650

Basic earnings per share			$0.99

Options exercised during the period —incremental effect prior to exercise	—	23,676

Options outstanding at end of period	—	41,576

Convertible perpetual preferred stock	265	750,000	—

Diluted earnings per share	$10,692	11,299,902	$0.95

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

The minimum guidelines for the ratio (“Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred convertible stock, and a limited amount of cumulative perpetual preferred convertible stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0%

for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2000 and 1999, we were considered “well capitalized” under the federal banking agencies for prompt corrective action regulations. The table which follows sets forth the amounts of capital and capital ratios as of December 31, 2000 and 1999, and the applicable regulatory minimums ($ in thousands):

[Balance of page intentionally left blank]

	Company		Bank

	Amount	Ratio	Amount	Ratio

As of December 31, 2000:

Risk-Based Capital:

Tier 1 Capital

Actual	$151,969	10.27%	$172,967	11.69%

Minimum required to be “Adequately Capitalized”	59,216	4.00	59,161	4.00

Excess over minimum to be “Adequately Capitalized”	92,753	6.27	113,806	7.69

To be “Well Capitalized”	N/A	N/A	88,742	6.00

Excess over “Well Capitalized” requirements	N/A	N/A	84,225	5.69

Total Capital

Actual	187,935	12.69	191,455	12.94

Minimum required to be “Adequately Capitalized”	118,431	8.00	118,323	8.00

Excess over minimum to be “Adequately Capitalized”	69,504	4.69	73,132	4.94

To be “Well Capitalized”	N/A	N/A	147,903	10.00

Excess over/under “Well Capitalized” requirements	N/A	N/A	43,552	2.94

Tier 1 Capital to Total Assets (Leverage):

Actual	151,969	6.30	172,967	7.18

Minimum required to be “Adequately Capitalized”	96,473	4.00	96,311	4.00

Excess over minimum to be “Adequately Capitalized”	55,496	2.30	76,656	3.18

To be “Well Capitalized”	N/A	N/A	120,389	5.00

Excess over “Well Capitalized” requirements	N/A	N/A	52,578	2.18

As of December 31, 1999:

Risk-Based Capital:

Tier 1 Capital

Actual	$149,560	9.17%	$168,108	10.33%

Minimum required to be “Adequately Capitalized”	65,234	4.00	65,064	4.00

Excess over minimum to be “Adequately Capitalized”	84,326	5.17	103,044	6.33

To be “Well Capitalized”	N/A	N/A	97,596	6.00

Excess over “Well Capitalized” requirements	N/A	N/A	70,512	4.33

Total Capital

Actual	188,093	11.53	189,154	11.63

Minimum required to be “Adequately Capitalized”	130,469	8.00	130,128	8.00

Excess over minimum to be “Adequately Capitalized”	57,624	3.53	59,026	3.63

To be “Well Capitalized”	N/A	N/A	162,660	10.00

Excess over “Well Capitalized” requirements	N/A	N/A	26,494	1.63

Tier 1 Capital to Total Assets (Leverage):

Actual	149,560	6.02	168,108	6.78

Minimum required to be “Adequately Capitalized”	99,298	4.00	99,136	4.00

Excess over minimum to be “Adequately Capitalized”	50,262	2.02	68,972	2.78

To be “Well Capitalized”	N/A	N/A	123,920	5.00

Excess over “Well Capitalized” requirements	N/A	N/A	44,188	1.78

17. RELATED PARTY TRANSACTIONS:

Mr. William R. Hough, is chairman of the board, a director, and our largest shareholder. Mr. Hough is also President and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases of securities. WRHC is compensated under that agreement on a commission basis. During 2000 and 1999, we placed $41.4 million and $241.3 million, respectively, of forward sales on mortgage-backed securities through WRHC. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth of one percent, per an agreement entered into on August 15, 1995.

On May 17, 2000, we entered into a loan agreement with Mr. Hough, individually, to borrow up to $2.0 million on an unsecured, revolving line of credit basis. The full amount of that line was drawn in the second quarter of 2000. On September 14, 2000, an additional loan agreement was entered into with Mr. Hough to borrow up to $1.5 million. The full amount of that line was drawn in the third quarter of 2000. The proceeds were used for holding company debt service. Interest on these loans is at a variable rate, changing daily, and equal to the Citibank, N.A., New York Base Rate (the “Index”) plus .50%. The rate at December 31, 2000 was 10.0% per annum. The loans have been amended to extend repayment of all outstanding principal on October 1, 2002. In addition, we are obligated to pay regular monthly payments of all accrued unpaid interest due. The repayment of principal and interest on these loans is subordinate to the payment of all principal and interest on the Senior Debt.

In September 1999, WRHC acted as sales agent for a private placement to accredited investors of $15.0 million of our 7.0% convertible subordinated debentures (the “Debentures”) maturing on October 1, 2014. WRHC was paid fees in an amount equal to $215,000 and were reimbursed for their out-of-pocket expenses.

In May 1998, WRHC acted as co-underwriters for an offering of 2.6 million shares of our common stock and as such was entitled to receive fees in an amount equal to $1.5 million. In addition, during 1998, WRHC was engaged to act as one of the underwriters in connection with a private placement offering of approximately $240.0 million in securities backed by High LTV Loans and received $550,761 in placement agent fees in the transaction. We also reimbursed WRHC for out-of-pocket expenses. WRHC was not reimbursed for hedging costs and certain other syndication expenses associated with the transaction.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. We are paid 50% of the net profits earned from sales of investment products on our premises. Fee income earned from this relationship was $250,400 and $58,200 during 2000 and 1999, respectively.

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

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Condensed financial statements at December 31, 2000, are presented below. Amounts shown as investment in the wholly owned subsidiaries and equity in earnings of subsidiaries are eliminated in consolidation.

Republic Bancshares, Inc.
Parent-Only Condensed Balance Sheets
($ in thousands)

	As of December 31,

	2000	1999

Assets

Cash	$1,078	$4,123

Investment in wholly-owned subsidiaries	223,444	218,994

Other assets	4,694	2,805

Total assets	$229,216	$225,922

Liabilities

Holding company senior debt	$6,833	$9,167

Convertible subordinated debt	14,712	14,684

Term subordinated debt and unsecured notes	6,250	2,750

Junior subordinated debt to subsidiary	28,750	28,750

Accrued interest on debt	330	326

Total liabilities	56,875	55,677

Stockholders’ Equity

Perpetual preferred convertible stock	1,500	1,500

Common stock	21,112	21,112

Capital surplus	128,735	128,780

Retained earnings	21,669	26,530

Net unrealized losses on available for sale securities, net of tax effect	(675)	(7,677)

Total stockholders’ equity	172,341	170,245

Total liabilities & stockholders’ equity	$229,216	$225,922

Republic Bancshares, Inc.
Parent-Only Condensed Statements of Operations
($ in thousands)

	For the Years Ended December 31,

	2000	1999	1998

Dividends from bank	$854	$7,200	$2,499

Interest on deposits	—	13	—

Interest expense on holding company debt	(2,198)	(2,276)	(507)

Interest expense on borrowings from subsidiary	(2,616)	(2,616)	(2,616)

Equity in undistributed net income (loss) of subsidiary	(2,512)	6,562	(13,004)

Other expense	(11)	(3)	—

Income tax benefit	1,885	1,812	1,207

Net income (loss)	$(4,598)	$10,692	$(12,421)

Republic Bancshares, Inc.
Parent-Only Condensed Cash Flow Statements
($ in thousands)

	For the Years Ended December 31,

	2000	1999	1998

Operating Activities:

Net income (loss)	$(4,598)	$10,692	$(12,421)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Equity in undistributed net income (loss) of subsidiary	2,512	(6,562)	13,004

Expense on performance options	(46)	1,103	551

Amortization of issuance costs	28	3	—

Net increase in other assets	(1,889)	(1,598)	(1,207)

Net increase in other liabilities	4	288	12

Net cash provided by (used in) operating activities	(3,989)	3,926	(61)

Investment Activities:

Equity investment in banking subsidiary	41	(1,251)	(104,164)

Return of investment from savings bank	—	3,127	—

Net cash provided by (used in) investing activities	41	1,876	(104,164)

Financing Activities:

Proceeds from issuance of common stock	—	—	72,882

Proceeds from issuance of holding company debt	4,500	10,531	32,000

Repayment of holding company debt	(3,334)	(15,934)	—

Proceeds from exercise of stock options	1	2,779	818

Dividend on perpetual preferred convertible stock	(264)	(265)	(265)

Net cash provided by (used in) financing activities	903	(2,889)	105,435

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,045)	2,913	1,210

Cash and cash equivalents, beginning of year	4,123	1,210	—

Cash and cash equivalents, end of year	$1,078	$4,123	$1,210

19. PRIOR YEAR BUSINESS SEGMENT INFORMATION:

As a result of the restructuring of our mortgage banking operation in the fourth quarter of 1998, that operation represented an insubstantial portion of our overall business activities during 2000 and 1999 and has ceased to be a reportable business segment.

Our operations, through December 31, 1998, were divided into two business segments; commercial banking and mortgage banking. Commercial banking activities included our lending for portfolio purposes, deposit gathering through the retail branch network, investment, and liquidity management. Mortgage banking activities, which began in 1996, operated through a separate division, included originating and purchasing mortgage loans for sale as well as selling those loans. We provided support for our mortgage banking division in areas such as secondary marketing and data processing. The following are business segment results of operation for the year ended December 31, 1998. We have elected to report our business segments before non-operating items and without allocation of income taxes and minority interests.

Business Segment Data
Year Ended December 31, 1998
($ in thousands)

	1998

	Commercial	Mortgage	Company
	Banking	Banking	Total

Assets:

Total assets (at period-end)	$2,320,941	$184,176	$2,505,117

Nonperforming assets	36,301	6,484	42,785

Operating Data:

Interest income	141,554	31,239	172,793

Interest expense	71,677	17,932	89,609

Net interest income	69,877	13,307	83,184

Loan loss provision (recurring)	4,266	—	4,266

Net interest income after loan loss provision	65,611	13,307	78,918

Noninterest income	14,905	41,252	56,157

General and administrative (G & A) expenses	59,447	69,570	129,017

Other noninterest (income) expense	(40)	—	(40)

Amort. of goodwill & premium on deposits	1,930	—	1,930

Net income (loss) before non-operating items, income taxes and minority interest	$19,179	$(15,011)	$4,168

Non-operating items:

Loan loss provision on loans transferred to portfolio			(9,995)

Merger/acquisition expenses			(3,233)

Restructuring cost			(6,673)

Provision for losses on ORE			(1,603)

Net (loss) income before income taxes and minority interest			(17,336)

Income tax benefit (expense)			6,602

Net (loss) income before minority interests			(10,734)

Minority interest in income from subsidiary trust			(1,687)

Net (loss) income			$(12,421)

20. RESTRUCTURING COSTS AND OTHER RELATED CHARGES:

In the fourth quarter of 1998, we significantly reduced the size and scope of our mortgage banking activities. We ceased originating High LTV Loans and substantially reduced originations of nonconforming first mortgage loans. We also closed our out-of-state lending offices and ceased all telemarketing efforts that were the source of the majority of the loan originations from our mortgage-banking unit.

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

Expenses charged against the restructuring accrual for the year ended December 31, 1999, are as follows:

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

Date: March 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ William R. Klich William R. Klich	March 2, 2001	President, and Chief Executive Officer (principal executive officer)

/s/William R. Falzone William R. Falzone	March 2, 2001	Treasurer (principal financial and accounting officer)

/s/Alfred T. May Alfred T. May	March 2, 2001	Director

/s/Marla M. Hough Marla M. Hough	March 2, 2001	Director

/s/William R. Hough William R. Hough	March 2, 2001	Director

/s/William C. Ballard William C. Ballard	March 2, 2001	Director

/s/William J. Morrison William J. Morrison	March 2, 2001	Director

/s/Charles J. Thayer Charles J. Thayer	March 2, 2001	Director

INDEX TO EXHIBITS

23.0	Consent of Independent Certified Public Accountants