Form 10-Q
period 2001-03-31
REPUBLIC BANCSHARES INC
filed 2001-05-15
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	10,561,589 shares outstanding at April 30, 2001

REPUBLIC BANCSHARES, INC.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning events, many of which, by their nature are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

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

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS – MARCH 31, 2001 AND DECEMBER 31, 2000
($ in thousands, except share data)

	March 31,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and due from banks	$52,533	$52,540

Interest bearing deposits in banks	6,462	6,910

Federal funds sold	203,891	150,212

Investment securities — available for sale	8,713	18,787

Mortgage-backed and mortgage-related securities:

Held to maturity	31,408	33,844

Available for sale	381,534	329,748

Trading	47,905	24,578

FHLB stock	13,816	13,816

Loans, net of allowance for loan losses	1,623,426	1,677,880

Premises and equipment, net	46,347	47,223

Other real estate owned acquired through foreclosure, net	4,496	5,729

Accrued interest receivable	12,219	13,950

Goodwill and premium on deposits	28,004	28,969

Other assets	35,427	36,418

Total assets	$2,496,181	$2,440,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$145,373	$133,950

Interest checking	177,814	178,777

Money market	333,351	295,918

Savings	184,628	199,875

Time deposits	1,370,226	1,349,297

Total deposits	2,211,392	2,157,817

Securities sold under agreements to repurchase	44,069	41,581

FHLB advances	758	761

Holding company senior debt	4,028	6,833

Convertible subordinated debt	14,715	14,712

Term subordinated debt and unsecured notes	6,250	6,250

Other liabilities	10,160	11,559

Total liabilities	2,291,372	2,239,513

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, 75,000 shares issued and outstanding. Liquidation preference $6.6 million at March 31, 2001 and December 31, 2000.)	1,500	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, and 10,561,439 and 10,555,989 shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively.)	21,123	21,112

Capital surplus	128,781	128,735

Retained earnings	23,240	21,669

Net unrealized gain (loss) on available for sale securities, net of tax effect	1,415	(675)

Total stockholders’ equity	176,059	172,341

Total liabilities and stockholders’ equity	$2,496,181	$2,440,604

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended Mar. 31,

	2001	2000

INTEREST INCOME:

Interest and fees on loans	$35,575	$41,331

Interest on investment securities	198	353

Interest on mortgage-backed securities	5,844	5,994

Interest on trading securities	308	293

Interest on federal funds sold	3,061	1,135

Interest on commercial paper	—	112

Interest on other investments	371	369

Total interest income	45,357	49,587

INTEREST EXPENSE:

Interest on deposits	26,184	24,867

Interest on FHLB advances	13	13

Interest on senior debt	114	203

Interest on subordinated debt	266	266

Interest on term subordinated debt	66	67

Interest on unsecured notes	85	—

Interest on other borrowings	465	499

Total interest expense	27,193	25,915

Net interest income	18,164	23,672

PROVISION FOR LOAN LOSSES	1,800	4,400

Net interest income after provision for loan losses	16,364	19,272

NONINTEREST INCOME:

Service charges on deposit accounts	1,965	1,987

Loan service fees	1,356	1,698

Other loan fee income	1,030	967

Gain on sale of loans, net	185	20

Gain (loss) on securities, net	920	(139)

Other operating income	410	397

Total noninterest income	5,866	4,930

NONINTEREST EXPENSES:

Salaries and employee benefits	9,821	9,354

Net occupancy expense	3,849	4,009

Advertising and marketing	225	538

Data and item processing fees and services	965	1,190

FDIC and state assessments	178	254

Telephone, postage and supplies	946	1,092

Legal and professional	100	543

Other operating expenses	2,029	2,363

Total operating expenses	18,113	19,343

ORE expense, net	169	317

Amortization of goodwill & premium on deposits	965	965

Total noninterest expenses	19,247	20,625

Income before income taxes & minority interest	2,983	3,577

Income tax provision	(926)	(1,507)

Income before minority interest	2,057	2,070

Minority interest in income from subsidiary trust, net of tax	(421)	(421)

NET INCOME	$1,636	$1,649

PER SHARE DATA:

Net income per common share – basic	$.15	$.15

Weighted average common shares outstanding-basic	10,557,373	10,555,889

Net income per common & common equivalent share – diluted	$.14	$.15

Weighted average common & common equivalent shares outstanding – diluted	11,326,530	11,310,181

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE THREE MONTHS ENDED MARCH 31, 2001
($ in thousands, except share data; three months ended March 31, 2001 unaudited)

	Perpetual Preferred
	Convertible Stock		Common Stock				Gain/(Loss)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1999	75,000	$1,500	10,555,889	$21,112	$128,780	$26,530	$(7,677)	$170,245

Net loss for the year ended Dec. 31, 2000	—	—	—	—	—	(4,598)	—	(4,598)

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	7,002	7,002

Exercise of stock options	—	—	100	—	1	—	—	1

Adjustment to capital surplus from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(263)	—	(263)

Balance, December 31, 2000	75,000	1,500	10,555,989	21,112	128,735	21,669	(675)	172,341

Net income for the three months ended March 31, 2001	—	—	—	—	—	1,636	—	1,636

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	2,090	2,090

Exercise of stock options	—	—	5,450	11	46	—	—	57

Dividends on preferred stock	—	—	—	—	—	(65)	—	(65)

Balance, March 31, 2001	75,000	$1,500	10,561,439	$21,123	$128,781	$23,240	$1,415	$176,059

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months Ended Mar. 31,

	2001	2000

Net income	$1,636	$1,649

Unrealized (losses) on available for sale securities:

Unrealized holding gains (losses), net of tax effect during period	2,428	(1,290)

Less reclassification adjustment for gains realized in net income	(338)	(3)

Net unrealized gains (losses)	2,090	(1,293)

Comprehensive income	$3,726	$356

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended Mar. 31,

	2001	2000

OPERATING ACTIVITIES:

Net income	$1,636	$1,649

Reconciliation of net income to net cash provided by (used in) operating activities:

Provision for loan and ORE losses	1,894	4,400

Depreciation and amortization, net	2,328	3,275

Amortization of premium (accretion) of fair value, net	(300)	1,692

Gain on sale of loans, net	(185)	(20)

Loss/(gain) on sale of securities	(920)	(139)

(Gain)/loss on sale of ORE	10	190

(Capitalization) /amortization of mortgage servicing/residual interest	(327)	637

Net (increase) decrease in deferred tax asset	(445)	393

Net decrease in value performance/unqualified options	—	(46)

Net decrease in other assets	2,228	2,586

Net increase (decrease) in other liabilities	(1,398)	310

Net cash provided by operating activities	4,521	14,927

INVESTING ACTIVITIES:

Net decrease in loans	28,858	1,977

Proceeds from sales and maturities of:

Investment securities held to maturity	—	3,000

Investment securities available for sale	10,000	—

Mortgage-backed securities available for sale	57,429	2,485

Commercial paper	—	40,000

Revenue bonds	75	75

Purchase of mortgage-backed securities available for sale	(129,385)	(34,900)

Purchase of mortgage-backed securities held to maturity	—	(14,890)

Principal repayment on mortgage-backed securities	26,733	12,002

(Purchase) of premises & equipment, net	(684)	(234)

Proceeds from sale of ORE	2,061	1,992

Investment in ORE, net	325	3

Net cash (used in) provided by investing activities	(4,588)	11,510

FINANCING ACTIVITIES:

Net increase in deposits	53,617	51,918

Net increase in repurchase agreements	2,488	8,859

Repayment of FHLB advances, net	(3)	(2)

Proceeds from issuance of common stock	57	—

Repayment of holding company debt	(2,802)	(831)

Dividends on perpetual preferred convertible stock	(66)	(66)

Net cash provided by financing activities	53,291	59,878

Net increase in cash and cash equivalents	53,224	86,315

Cash and cash equivalents, beginning of period	209,662	93,461

Cash and cash equivalents, end of period	$262,886	$179,776

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for-

Interest	$18,086	$25,450

Income taxes paid	3,475	115

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of March 31, 2001 and the results of operations and cash flows, for the three months ended March 31, 2001 and 2000. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank including its subsidiary Republic Insurance Agency (the “Bank”) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry.

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

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2001. The results for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the March 2001 financial statement presentation. These reclassifications had no impact on results of operations or financial position.

Recent Accounting Pronouncements

SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133”, which delayed the date of implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133”, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, on January 1, 2001, did not have a material effect upon our results of operations.

SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and requires additional disclosures relating to previous securitization transactions and collateral for the fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect upon our results of operations.

EITF No. 99-20 — Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which provides guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 is effective for quarterly periods after March 15, 2001. The adoption of EITF 99-20 did not have a material effect upon our results of operations.

2. RECENT DEVELOPMENTS

Sales and Closings of Branch Offices

On January 4, 2001, we reached agreement with Pointe Bank (“Pointe”) for the sale of branch offices in Miami-Dade County, Florida. The five offices had total deposits of $55.3 million at March 31, 2001. On April 23, 2001, Pointe purchased the loans assigned to the branches at par value, purchased the fixtures and improvements and other assets assigned to four of the branches at their book value and assumed the deposit liabilities of all five offices. On December 21, 2000, we signed an agreement with CNB National Bank (“CNB”) for the sale of two branch offices. These branches are located in Lake City and Live Oak, Florida and had total deposits of $64.0 million at March 31, 2001. CNB agreed to purchase the loans, premises and other assets assigned to the two branches at their net book value and to assume the deposit liabilities. The sale was consummated on May 11, 2001.

In the first quarter of 2001, the regulatory agencies approved our applications to close three branch offices, one in Pinellas County, one in Marion County and one in Lake County, Florida.

Branch Openings

On January 16, 2001, we announced the opening of a new full-service branch in Sarasota, Florida. This office will offer personal banking, commercial and real estate lending, private banking services, including safe deposit boxes, and an automated teller machine. In April 2001, we filed applications to open a branch office in each of Hillsborough and Monroe Counties, Florida.

Issuance of 7% Convertible Subordinated Debentures Due 2011

On April 17, 2001 we announced that we would privately place up to $15.0 million of convertible subordinated debentures, to be due 2011 (the “Debentures”). On May 8, 2001, we completed the sale of $15.0 million of the Debentures with an interest rate of 7%. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of our common stock at a conversion price of $15.60 per share (equivalent to a conversion rate of 64.1026 shares per $1,000 principal amount of Debentures), subject to adjustment in certain circumstances. The Debentures are redeemable at any time after April 1, 2006, at our option, in whole or in part, at fixed redemption prices, together with accrued interest to the redemption date. The Debentures may also be redeemed, at our option on not less than 30 days notice, without payment of any premium, at any time after April 1, 2003, provided the closing bid price of our common stock for not less than 20 consecutive trading days equals or exceeds 130% of the conversion price then in effect, together with accrued interest to the redemption date. The net proceeds from the Debentures were used to repay $10.2 million of outstanding debt and the balance will be used for general corporate purposes.

3. EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock and the convertible subordinated debentures that would have been converted to common stock earlier in the year or the issue date (i.e., the if-converted method). Basic earnings per common share was computed by dividing net income (loss) less dividends paid on the perpetual preferred convertible stock, by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2001 and 2000 ($ in thousands, except per share data; unaudited):

	For the three Months Ended March 31,

	2001			2000

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$1,570	10,557,373	—	$1,583	10,555,889

Basic earnings per share	—	—	$.15	—	—	$.15

Weighted average options outstanding(1)	—	19,157	—	—	12,599	—

Convertible perpetual preferred stock	66	750,000	—	66	750,000	—

Diluted earnings per share	$1,636	11,326,530	$.14	$1,649	11,318,488	$0.15

(1)	There were 521,217 and 601,967 of stock options that were antidilutive as of March 31, 2001 and 2000, respectively, and there were 833,333 shares of convertible subordinated debentures which were antidilutive as of March 31, 2001 and 2000.

4. INVESTMENT, MORTGAGE-BACKED AND MORTGAGE-RELATED SECURITIES

Investments consisting of U.S. Treasury and federal agency securities (“Investment Securities”), mortgage-backed securities (“MBS”) and mortgage-related securities (“Mortgage-Related Securities”) were $469.6 million at March 31, 2001. As of March 31, 2001, $390.2 million of securities were classified as available for sale (of which $381.5 million were MBS and $8.7 million were Investment Securities), $31.4 million of MBS were classified as held to maturity and $47.9 million of Mortgage Related Securities were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of high loan-to-value loans (“High LTV Loans”) in June 1998 (the “Subordinate Tranche”); (2) $10.2 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization in June 1998 (the “Residuals”); (3) $23.2 million of FHLMC mortgage-backed securities resulting from loan securitizations in the current quarter; and (4) $3.6 million representing the excess spread on mortgage servicing rights.

The market values assigned to the MBS classified as available for sale and the FHLMC mortgage-backed securities classified as trading were derived using market quotations at March 31, 2001. Other trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and/or price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value the Subordinate Tranche, the Residuals and the excess spread on mortgage servicing rights. The key assumptions used in the valuations were as follows ($ in thousands, at March 31, 2001):

	December 1997	June 1998	Excess Spread-
	Securitization	Securitization	Mortgage-Servicing
	("1997-1")	("1998-1")	Rights

Collateral amount	$32,390	$161,935	N/A

Market Value	3,119	7,021	3,620

Discount rate	15.00%	15.00%	12.00%

Prepayment speed	14.00	12.00	12.00

Cumulative lifetime default rate(1)	22.92	19.75	N/A

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

5. LOANS

Loans at March 31, 2001 and December 31, 2000, are summarized as follows ($ in thousands; March 31, 2001 unaudited):

	March 31,	December 31,
	2001	2000

Real estate mortgage loans:

One-to-four family residential	$590,758	$638,296

Nonconforming mortgages	63,768	65,662

Multifamily residential	88,933	89,938

Warehouse lines of credit	34,742	39,835

Commercial real estate	446,532	438,092

Construction/land development	102,980	115,650

Mortgage loans secured by first liens	1,327,713	1,387,473

Commercial (business) loans	130,284	124,699

Consumer loans	23,565	23,431

Home equity loans	138,935	137,845

High LTV Loans	36,112	37,894

Total gross portfolio loans	1,656,609	1,711,342

Less-allowance for loan losses	(33,183)	(33,462)

Total loans held for portfolio	$1,623,426	$1,677,880

Mortgage loans serviced for others as of March 31, 2001 and December 31, 2000, were $1.2 billion and $1.3 billion, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $19.0 million and $19.6 million at March 31, 2001 and December 31, 2000, respectively. Loans on which interest was not being accrued at March 31, 2001 and December 31, 2000, totaled approximately $50.4 million and $49.4 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 2001 and December 31, 2000 totaled $774,000 and $1.2 million, respectively.

At March 31, 2001, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

	Disbursed	Percent of
State	Amount	Total

Florida	$1,270,230	76.7%

New England(1)	86,113	5.2

California	40,485	2.4

Texas	37,029	2.2

Georgia	29,122	1.8

Illinois	23,979	1.5

Virginia	23,459	1.4

New Jersey	20,222	1.2

New York	19,428	1.2

North Carolina	17,753	1.1

Ohio	16,693	1.0

Missouri	10,614	0.6

All other (none greater than $10,000)	61,483	3.7

Total	$1,656,609	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

6. ALLOWANCES FOR LOSSES

Allowance for loan losses

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. Our allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on our evaluations of the collectibility of the loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluations are periodically reviewed and adjustments are recorded in the period in which changes become known.

While we believe that the allowance for loan losses was adequate as of March 31, 2001, based on currently available information, future provisions to the allowance may be necessary due to changes in economic conditions, deterioration of creditworthiness of the borrower, the value of underlying collateral, or other factors. Additionally, the Florida Department of Banking and Finance (the “Department”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Federal Reserve, as an integral part of their regular examination process, periodically review the allowance for loan losses. These agencies may require additions to the allowance based on their judgments about information available to them at the time of examination. The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans. As of March 31, 2001, approximately $648,000 of the allowance remained from the discount allocations for the March 1995 purchased loans.

Changes in the allowance for loan losses were as follows ($ in thousands; unaudited):

	For the Three Months Ended Mar. 31,

	2001	2000

Balance, beginning of period	$33,462	$28,177

Provision for possible loan losses	1,800	4,400

Loan discount (net) allocated to (from) purchased portfolios	—	(5)

Loans charged-off	(2,319)	(2,749)

Recoveries of loans charged-off	240	647

Net charge-offs	(2,079)	(2,102)

Balance, end of period	$33,183	$30,470

Allowance for Losses on Other Real Estate (“ORE”)

We generally conduct appraisals on ORE on an annual basis. We recognize any estimated potential decline in the value of ORE between appraisal dates through periodic additions to the allowance for losses on ORE. Writedowns charged against this allowance are taken if the related real estate is sold at a loss.

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. There were no properties, which have exceeded the five-year holding period limitation as of March 31, 2001.

7. RELATED PARTY TRANSACTIONS

Mr. William R. Hough, is chairman of the board, a director, and our largest shareholder. Mr. Hough is also President and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth of one percent, per an agreement entered into on August 15, 1995. For the quarter ended March 31, 2001, we purchased $127.8 million and sold $58.1 million of securities through WRHC. There were no securities sold under agreement to repurchase with WRHC in the first quarter of 2001.

Previously, we had borrowed from Mr. Hough, individually, $3.5 million on an unsecured, revolving line of credit basis and $1.5 million via term subordinated debt. The proceeds were used for holding company debt service. On May 8, 2001, we repaid both obligations in full using the net proceeds from our issuance of Debentures (see “Note 2 — Recent Developments”). WRHC participated as a selling agent in the placement of the Debentures and was paid a $89,000 fee for its sales efforts. Mr. Hough, individually, purchased $3.7 million of the Debentures. No fee was paid on sale of Debentures to Mr. Hough or any other director of the Company.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. We are paid 50% of the net profits earned from sales of investment products on our premises. Fee income earned from this relationship was $10,000 and $50,000 for the three months ended March 31, 2001 and 2000, respectively.

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

8. HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends we can pay in any given year to that year’s net income plus retained net income from the preceding two years. Additionally, we cannot pay dividends, which would cause us to be undercapitalized as defined by federal regulations. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits (net income less any dividends paid) for that year and its retained net profits for the preceding two years. As of March 31, 2001, there was a net retained profit surplus for dividend payment purposes of $616,000.

[Balance of page intentionally left blank]

Selected Quarterly Financial and Other Data
Five Consecutive Quarters
($ in thousands, except share data; unaudited)

	Quarters Ended

	Mar. 2001	Dec. 2000	Sept. 2000	June 2000	Mar. 2000

OPERATING DATA:

Interest income	$45,357	$47,605	$49,163	$50,846	$49,587

Interest expense	27,193	27,509	27,217	26,836	25,915

Net interest income	18,164	20,096	21,946	24,010	23,672

Loan loss provision	1,800	6,300	5,000	5,000	4,400

Net interest income after loan loss provision	16,364	13,796	16,946	19,010	19,272

Noninterest income (expense)	5,866	(7,088)	5,290	4,178	4,930

Operating expenses	18,113	19,618	17,951	18,612	19,343

Other noninterest expense	1,134	1,181	1,048	994	1,282

Net income before income taxes & minority interest	2,983	(14,091)	3,237	3,582	3,577

Income tax benefit (expense)	(926)	5,063	(1,295)	(1,474)	(1,507)

Minority interest in income from subsidiary trust	(421)	(421)	(426)	(421)	(421)

Net income (loss)	$1,636	$(9,449)	$1,516	$1,687	$1,649

PER SHARE DATA:

Earnings per share – basic	$.15	$(.90)	$.14	$.15	$.15

Weighted average shares outstanding – basic	10,557,373	10,555,989	10,555,989	10,555,897	10,555,889

Earnings per share – diluted	$.14	$(.90)	$.13	$.15	$.15

Weighted average shares outstanding – diluted	11,326,530	10,555,989	11,311,158	11,307,494	11,310,181

BALANCE SHEET DATA (at period-end):

Total assets	$2,496,181	$2,440,604	$2,490,181	$2,554,828	$2,626,458

Investment & mortgage-backed securities	469,560	406,957	440,312	466,180	442,845

Portfolio loans, net of unearned income	1,656,609	1,711,342	1,790,143	1,864,640	1,882,560

Nonperforming assets	56,127	56,973	60,100	36,066	29,903

Allowance for loan losses	33,183	33,462	30,441	28,273	30,470

Goodwill & premium on deposits	28,004	28,969	29,933	30,897	31,862

Deposits	2,211,392	2,157,817	2,195,515	2,267,111	2,346,816

Stockholders’ equity	176,059	172,341	178,109	173,254	170,489

Book value per share (dollars)	15.56	15.24	15.75	15.32	15.08

SELECTED FINANCIAL RATIOS:

Return on average assets	0.27%	(1.53)%	0.24%	0.26%	0.26%

Return on average equity	3.82	(21.16)	3.44	3.96	3.90

Equity to assets	7.05	7.06	7.15	6.78	6.49

Equity and minority interest in preferred subsidiary to assets	8.20	8.24	8.31	7.91	7.58

Portfolio loans/deposit ratio	74.91	79.31	81.54	82.25	80.22

Net interest spread	2.63	2.97	3.29	3.49	3.50

Net interest margin	3.09	3.45	3.73	3.89	3.86

Operating expense to average assets	2.94	3.19	2.88	2.88	3.00

Operating efficiency ratio	75.38	150.81	65.91	66.03	67.63

Loan loss allowance to portfolio loans	2.00	1.96	1.70	1.52	1.62

Loan loss allowance to nonperforming loans	64.87	66.12	56.30	95.68	128.40

CAPITAL RATIOS:

Tier 1 (leverage) – Company	6.34	6.30	6.37	6.14	5.93

Tier 1 (leverage) – Bank	7.02	7.18	7.25	6.95	6.78

Tier 1/risk-assets – Company	10.14	10.27	10.05	9.81	9.27

Tier 1/risk assets – Bank	11.24	11.69	11.45	11.12	10.59

Risk-based capital – Company	12.55	12.69	12.48	12.20	11.65

Risk-based capital – Bank	12.49	12.94	12.75	12.41	11.89

OTHER DATA (at period-end):

Number of branch banking offices	80	80	81	81	81

Number of full-time equivalent employees	955	995	996	997	995

REPUBLIC BANCSHARES, INC.
QUARTERLY NONPERFORMING ASSET TREND
($ in thousands; unaudited)

	Quarters Ended

	Mar. 2001	Dec. 2000	Sept. 2000	June 2000	Mar. 2000

Non-performing loans:

Residential first lien	$11,111	$11,017	$11,312	$14,133	$15,380

Warehouse lines of credit	2,421	3,029	2,467	2,867	48

Nonconforming first lien	4,347	3,485	3,866	4,280	4,177

Commercial real estate	30,620	30,181	34,274	6,332	1,327

Multifamily residential	—	—	315	—	—

Commercial (business)	1,097	736	650	592	602

Home equity	1,023	1,504	686	831	1,841

Consumer & other	69	176	80	178	183

High LTV	466	477	424	336	173

Total nonperforming loans (1)	51,154	50,605	54,074	29,549	23,731

Other nonperforming receivables	477	639	653	687	711

Other real estate:

Residential	1,679	2,559	1,737	2,508	2,141

Commercial	2,817	3,170	3,636	3,322	3,320

Total ORE	4,496	5,729	5,373	5,830	5,461

Total nonperforming assets	$56,127	$56,973	$60,100	$36,066	$29,903

Memorandum:

Past due 90+ days-still accruing (incl. above)	$774	$1,209	$3	$46	$4

Nonperforming loans/portfolio loans	3.09%	2.96%	3.02%	1.58%	1.26%

Nonperforming assets/assets	2.25	2.33	2.41	1.41	1.14

ORE/assets	0.18	0.23	0.22	0.23	0.21

Loan loss allowance to nonperforming loans:

Originated portfolio	63.88%	65.19%	56.05%	98.18%	143.60%

July 1997 purchase	—	—	2.93	1.94	2.43

March 1995 purchase	239.46	199.25	238.39	1,136.17	228.45

Other purchased portfolios	—	—	58.26	69.52	21.03

Total	64.87%	66.12%	56.30%	95.68%	128.40%

Other loan delinquency data 30-89 days past due:

Residential first lien	$8,343	$10,929	$11,229	$8,169	$9,170

Warehouse lines of credit	—	2,813	—	222	11,048

Nonconforming first lien	2,646	2,612	3,454	2,867	3,087

Commercial real estate/multifamily	7,089	6,133	2,240	1,925	915

Commercial (business)	1,656	1,827	1,054	686	824

Home equity	2,815	1,934	1,893	1,290	1,351

Consumer & other	262	398	343	378	364

High LTV	1,858	2,410	2,342	2,890	2,385

Total	$24,669	$29,056	$22,555	$18,427	$29,144

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

REPUBLIC BANCSHARES, INC.
QUARTERLY CREDIT LOSS EXPERIENCE
($ in thousands; unaudited)

	Quarters Ended

	Mar. 2001	Dec. 2000	Sept. 2000	June 2000	Mar. 2000

Daily average loans outstanding:

Residential first lien	$595,848	$619,567	$649,313	$668,806	$689,922

Warehouse lines of credit	33,871	36,918	52,584	71,124	81,049

Nonconforming first lien mortgages	64,905	67,028	70,129	73,570	78,118

Commercial real estate/multifamily	672,626	689,803	704,278	728,835	714,664

Commercial (business)	122,569	124,423	109,626	100,975	80,728

Home equity	138,595	136,215	133,508	130,791	122,501

Consumer	24,107	23,856	24,746	24,937	23,719

High LTV	36,996	68,440	83,372	87,269	90,142

Total	$1,689,517	$1,766,250	$1,827,556	$1,886,307	$1,880,843

Allowance for loan losses at beginning of period	$33,462	$30,441	$28,273	$30,470	$28,177

Loan discount (net) allocated to/

(from) purchased portfolios	—	(384)	—	—	(5)

Provision for loan losses	1,800	6,300	5,000	5,000	4,400

Acquired reserve-purchased loans	—	—	—	—	—

Charge-offs:

Residential first lien	(188)	(547)	(388)	(374)	(463)

Warehouse lines of credit	(26)	(522)	(77)	(4,412)	(66)

Nonconforming first lien mortgages	(153)	(237)	(172)	(290)	(319)

Commercial real estate/multifamily	(4)	(710)	(65)	(1)	—

Commercial (business)	—	(10)	(55)	(3)	—

Home equity	(517)	(33)	(235)	(945)	—

Consumer	(136)	(39)	(109)	(44)	(34)

Other	(149)	(62)	(67)	(82)	(32)

High LTV	(1,146)	(1,400)	(1,879)	(1,299)	(1,835)

Total charge-offs	(2,319)	(3,560)	(3,047)	(7,450)	(2,749)

Recoveries:

Residential first lien	26	63	43	31	48

Warehouse lines of credit	10	13	28	10	—

Nonconforming first lien mortgages	—	71	—	4	—

Commercial real estate/multifamily	19	180	11	3	287

Commercial (business)	19	11	14	9	29

Home equity	6	11	37	9	4

Consumer	13	17	12	12	11

Other	18	15	26	5	2

High LTV	129	284	44	170	266

Total recoveries	240	665	215	253	647

Net (charge-offs) recoveries:

Residential first lien	(162)	(484)	(345)	(343)	(415)

Warehouse lines of credit	(16)	(509)	(49)	(4,402)	(66)

Nonconforming first lien mortgages	(153)	(166)	(172)	(286)	(319)

Commercial real estate/multifamily	15	(530)	(54)	2	287

Commercial (business)	19	1	(41)	6	29

Home equity	(511)	(22)	(198)	(936)	4

Consumer	(123)	(22)	(97)	(32)	(23)

Other	(131)	(47)	(41)	(77)	(30)

High LTV	(1,017)	(1,116)	(1,835)	(1,129)	(1,569)

Net charge-offs	(2,079)	(2,895)	(2,832)	(7,197)	(2,102)

Allowance for loan losses at end of period	$33,183	$33,462	$30,441	$28,273	$30,470

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	0.11%	0.31%	0.21%	0.21%	0.24%

Warehouse lines of credit	0.19	5.51	0.37	24.76	0.33

Nonconforming first lien mortgages	0.94	0.99	0.98	1.55	1.63

Commercial real estate/multifamily	(0.01)	0.31	0.03	—	(0.16)

Commercial (business)	(0.06)	—	0.15	(0.02)	(0.14)

Home equity	1.47	0.06	0.59	2.86	(0.01)

Consumer	2.04	0.37	1.57	0.51	0.39

High LTV	11.00	6.52	8.80	5.17	6.96

Total net charge-offs to average loans	0.49%	0.66%	0.62%	1.53%	0.45%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at March 31, 2001 and December 31, 2000

Overview

At March 31, 2001, we had total assets of $2.5 billion, stockholders’ equity of $176.1 million and a book value per share of $15.56, compared with total assets of $2.4 billion, stockholder’s equity of $172.3 million and a book value of $15.24 at December 31, 2000. Loans, net of allowances for loan losses, were $1.6 billion at March 31, 2001, a decrease of $54.5 million from $1.7 billion at December 31, 2000, while total deposits were $2.2 billion, an increase of $53.6 million from $2.2 billion at year-end 2000.

Investment, Mortgage-Backed and Mortgage-Related Securities

Investments consisting of Investment Securities, MBS, and Mortgage-Related Securities were $469.6 million as compared to $407.0 million at the end of last year. At March 31, 2001, $390.3 million of securities were classified as available for sale, $31.4 million of MBS were classified as held to maturity and $47.9 million of Mortgage-Related Securities were trading assets. These trading assets consisted of: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $10.2 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; (3) $23.2 million of FHLMC mortgage-backed securities resulting from loan securitizations in the first quarter of the current year (these securities were sold in April 2001); and (4) the excess spread on mortgage servicing rights, which amounted to $3.6 million at March 31, 2001.

Loans

Total loans declined by $54.7 million from $1.71 billion at the prior year-end to $1.66 billion at March 31, 2001. This decline primarily resulted from payoffs and other reductions of warehouse lines of credit and residential mortgages which more than offset increases in commercial and consumer loans. Warehouse lines of credit decreased $5.1 million, nonconforming mortgages decreased $1.9 million and conventional/government residential loans declined by $47.5 million (including the loan securitization in March). High LTV Loans decreased by $1.8 million. Commercial loans increased $5.6 million and home equity loans increased $1.1 million, while commercial real estate loans and business loans secured by real estate increased $8.4 million. Also contributing to the decline was the securitization of $23.2 million of seasoned fixed rate residential loans in March 2001.

Allowance for Loan Losses

The allowance for loan losses amounted to $33.2 million (2.00% of portfolio loans) at March 31, 2001, compared with $33.5 million (1.96% of portfolio loans) at December 31, 2000. Activity to the allowance in 2001 included provisions for loan losses of $1.8 million less loan charge-offs (net of recoveries) of $2.1 million. At March 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 64.87% compared to 66.12% at the end of 2000.

Nonperforming Assets

Nonperforming assets amounted to $56.1 million (2.25% of total assets) at March 31, 2001, compared with $57.0 million (2.33% of total assets) at December 31, 2000. ORE balances decreased $1.2 million to $4.5 million but this improvement was partially offset by an increase in nonperforming loans which totaled $51.2 million at March 31, 2001, $549,000 higher than the prior year-end total of $50.6 million.

Deposits

Total deposits were $2.2 billion at March 31, 2001, a $53.6 million increase from the prior year-end. Money market accounts increased by $37.4 million, certificates of deposit increased by $20.9 million, and checking accounts (including non-retail deposits such as official checks) increased by $10.5 million, while savings deposits declined by $15.2 million (primarily from shifts to the money market product).

Holding Company Debt

Holding company debt decreased by $2.8 million to $25.0 million at March 31, 2001. Holding company debt at March 31, 2001, consisted of a non-revolving line of credit (“Senior Debt”) with SunTrust Bank, N.A. of $4.0 million, term subordinated debt payable to several of our current and former directors of $2.8 million, $3.5 million of unsecured notes from Mr. Hough, the chairman of the holding company’s board (see “Note 7 — Related Party Transactions”) and $14.7 million of convertible subordinated debentures due 2014. The Senior Debt, term subordinated debt and the unsecured notes to Mr. Hough were all repaid on May 8, 2001 using the net proceeds from issuance of convertible subordinated debt due 2011 (see “Note 2 — Recent Developments”).

Stockholders’ Equity

Stockholders’ equity was $176.1 million at March 31, 2001, or 7.05% of total assets, compared to $172.3 million or 7.06% of total assets at December 31, 2000. At March 31, 2001, the Bank’s tier 1 (leverage) capital ratio was 7.02%, its tier 1 (risk-based) capital ratio was 11.24%, and its total risk-based capital ratio was 12.49%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at March 31, 2001 were 6.34%, 10.14%, and 12.55%, respectively.

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Three Months Ended March 31, 2001 and 2000

Overview

Net income for the first quarter of 2001 was $1.6 million, or $.14 per share (on a diluted basis), compared with $1.6 million, or $.15 per share, on the same basis for the same period in 2000. In the current quarter we recorded a $1.8 million loan loss provision compared with a $4.4 million loan loss provision in 2000. The provision in the prior quarter was largely the result of losses in the portfolio of warehouse lines of credit.

Analysis of Net Interest Income (see table on page 19)

Net interest income for the three months ended March 31, 2001, was $18.2 million compared with $23.7 million for the same period last year, a $5.5 million or 23.3% decrease. The decrease was the result of two major factors, the largest of which was a $191.3 million decline in the average balance of loans outstanding. The majority of this decline resulted from payoffs and sales of discontinued loan products including warehouse lines of credit and High LTV Loans which together accounted for $100.3 million of the decline. The Company’s exit from out of state lending activities also contributed to the decrease. New business initiatives partially offset that decline by increasing the average balance of consumer home equity loans and commercial (business) loans. Net interest income also was adversely effected by the rapid decline in market interest rates that occurred in the first quarter of 2001 which, when combined with the Company’s asset sensitive interest rate position during the first 120 days following a rate change, resulted in a decline in asset yield. Interest income was $45.4 million for the first quarter of 2001, a decrease of $4.2 million over the same period in 2000. Interest expense increased by $1.3 million from $25.9 million in 2000 to $27.2 million in 2001. Average asset yield decreased by 32 basis points from 8.16% for the same period of 2000 to 7.84% for 2001. The average cost of interest-bearing liabilities increased by 55 basis points from 4.66% to 5.21%.

Noninterest Income

Noninterest income for the three months ended March 31, 2001 was $5.9 million compared with $4.9 million for the same period of 2000, an increase of $936,000. Improvements to noninterest income included a $724,000 increase in net trading securities gain (primarily from the securitization of $23.2 million of seasoned, fixed rate residential loans into mortgage-backed securities) and a $335,000 increase in gain on sale of securities.

The following table reflects the components of noninterest income for the three months ended March 31, 2001, and 2000 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$1,965	$1,987	$(22)

Loan service fees	1,356	1,698	(342)

Other loan fee income	1,030	967	63

Gain on sale of loans, net	185	20	165

Gain on sale of securities, net	338	3	335

Net trading securities gain (loss)	582	(142)	724

Other income	410	397	13

Total noninterest income	$5,866	$4,930	$936

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended March 31, 2001 and 2000 ($ in thousands; unaudited):

	Three Months Ended March 31,

	2001			2000

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,689,516	$35,575	8.45%	$1,880,843	$41,331	8.76%

Investment securities	12,020	198	6.59	25,230	353	5.60

Mortgage-backed securities	348,507	5,844	6.71	370,707	5,994	6.47

Trading securities	25,312	308	4.86	39,032	293	3.00

Commercial paper	—	—	—	7,549	112	5.87

Interest bearing deposits in banks	7,540	109	5.85	5,743	93	6.55

FHLB stock	13,816	263	7.73	13,816	276	8.02

Federal funds sold	223,016	3,060	5.49	80,534	1,135	5.57

Total interest earning assets	2,319,727	45,357	7.84	2,423,454	49,587	8.16

Noninterest earning assets	140,684			153,265

Total assets	$2,460,411			$2,576,719

Interest bearing liabilities:

Interest checking	175,048	239	0.55	185,690	350	0.76

Money market	308,572	3,426	4.50	246,871	2,520	4.11

Savings	57,015	226	1.61	61,967	254	1.65

Passbook Gold	133,435	1,333	4.05	220,836	2,252	4.10

Time deposits	1,374,482	20,960	6.18	1,455,094	19,491	5.39

FHLB advances	759	13	6.85	768	13	6.85

Subordinated debt	14,713	266	7.23	14,685	266	7.23

Other holding company debt	10,825	265	9.87	11,556	270	9.40

Other borrowings	41,880	465	4.50	38,909	499	5.16

Total interest bearing liabilities	2,116,729	27,193	5.21	2,236,376	25,915	4.66

Noninterest bearing liabilities	175,627			170,296

Stockholders’ equity	168,055			170,047

Total liabilities and equity	$2,460,411			$2,576,719

Net interest income/net interest spread		$18,164	2.63%		$23,672	3.50%

Net interest margin			3.09%			3.86%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	(5,588)	(168)	(5,756)

Investment securities	(181)	26	(155)

Mortgage-backed securities	(328)	178	(150)

Trading securities	(126)	141	15

Commercial paper	(111)	—	(111)

Interest bearing deposits in banks	26	(11)	15

FHLB stock	—	(12)	(12)

Federal funds sold	1,944	(18)	1,926

Total change in interest income	(4,364)	136	(4,228)

Interest bearing liabilities:

Interest checking	(23)	(88)	(111)

Money market	645	260	905

Savings	(22)	(6)	(28)

Passbook Gold	(892)	(27)	(919)

Time deposits	(1,117)	2,586	1,469

FHLB advances	—	—	—

Subordinated debt	1	—	1

Other holding company debt	(21)	16	(5)

Other borrowings	32	(65)	(33)

Total change in interest expense	(1,397)	2,676	1,279

(Decrease) in net interest income	$(2,967)	$(2,540)	$(5,507)

Noninterest Expense

Operating expenses for the first quarter of 2001 were $18.1 million compared with $19.3 million for the same period last year, a decrease of $1.2 million or 6.36%. This improvement includes a $443,000 decrease in legal and professional expenses, and a $225,000 decrease in data processing fees and services, resulting largely from cost-saving initiatives implemented in 2000 and 2001. Total noninterest expenses, which includes operating expenses, were $19.2 million for the three months ended March 31, 2001 compared with $20.6 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended March 31, 2001 and 2000 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$9,821	$9,354	467

Net occupancy expense	3,849	4,009	(160)

Advertising and marketing	225	538	(313)

Data processing fees and services	965	1,190	(225)

FDIC and state assessments	178	254	(76)

Telephone expense	368	361	7

Postage and supplies	578	731	(153)

Legal and professional	100	543	(443)

Other operating expense	2,029	2,363	(334)

Total operating expenses	18,113	19,343	(1,230)

ORE expense, net of ORE income	75	317	(242)

Provision for losses on ORE	94	—	94

Amortization of premium on deposits and goodwill	965	965	—

Total noninterest expense	$19,247	$20,625	$(1,378)

Part II. Other Information

Item 1. Legal Proceedings

In November 1999, 18 former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) filed a claim against us in the Miami-Dade County, Florida, Circuit Court that alleges we had knowledge of and failed to disclose to BSB and to their shareholders, prior to acquiring BSB in November 1998, the loss incurred for the fourth quarter of 1998 that resulted from a now-discontinued mortgage banking operation. The claim alleges breach of contract, fraud, negligent misrepresentation and violation of the Florida Securities and Investor Protection Act. The plaintiffs have alleged damages generally in an amount exceeding $1 million. This matter has been scheduled for trial in June 2001. We believe the plaintiffs’ claims are without merit and intend to continue defending such action vigorously.

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 5. Other Information
(See “Note 2 — Recent Developments”).

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date:	May 11, 2001	By:	/s/ William R. Klich

William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	May 11, 2001	By:	/s/ William R. Falzone

William R. Falzone Treasurer (principal financial and accounting officer)