Form 10-Q
period 2001-06-30
REPUBLIC BANCSHARES INC
filed 2001-08-14
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	11,327,719 shares outstanding at July 31, 2001

REPUBLIC BANCSHARES, INC.

INDEX

		Page
Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2001 (unaudited)

	and December 31, 2000	2

	Consolidated Statements of Operations -

	Three and six month periods ended June 30, 2001 (unaudited)

	and June 30, 2000	3

	Consolidated Statements of Stockholders’ Equity -

	Year ended December 31, 2000 and

	Six months ended June 30, 2001 (unaudited)	4

	Consolidated Statements of Comprehensive Income -

	Three and six month periods ended June 30, 2001 (unaudited)

	and June 30, 2000	4

	Consolidated Statements of Cash Flows -

	Three and six month periods ended June 30, 2001 (unaudited)

	and June 30, 2000	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Selected Quarterly Financial and Other Data (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 5.	Other Information	24

SIGNATURES		25

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

We wish to caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ending December 31, 2001, and thereafter include many factors that are beyond our ability to control or estimate precisely. Some factors include the market demand and acceptance of our loan and deposit products, the impact of competitive products, and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of the management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS – June 30, 2001 and December 31, 2000
($ in thousands, except share data)

	June 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and due from banks	$50,456	$52,540

Interest bearing deposits in banks	8,048	6,910

Federal funds sold	58,551	150,212

Securities: (Note 4)

Available for sale	550,967	348,535

Held to maturity	27,937	33,844

Trading	24,648	24,578

FHLB stock	13,168	13,816

Loans (Note 5)	1,518,263	1,711,342

Allowance for loan losses (Note 6)	34,925	33,462

Net loans	1,483,338	1,677,880

Premises and equipment, net	44,424	47,223

Other real estate owned	4,381	5,729

Accrued interest receivable	12,283	13,950

Goodwill and premium on deposits	22,746	28,969

Other assets	36,073	36,418

Total assets	$2,337,020	$2,440,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-
Noninterest bearing checking	$139,980	$133,950

Interest checking	162,533	178,777

Money market	338,427	295,918

Savings	180,985	199,875

Time deposits	1,227,122	1,349,297

Total deposits	2,049,047	2,157,817

Securities sold under agreements to repurchase	43,033	41,581

FHLB advances	756	761

Holding company senior debt	—	6,833

Convertible subordinated debt	29,194	14,712

Term subordinated debt and unsecured notes	—	6,250

Other liabilities	7,052	11,559

Total liabilities	2,129,082	2,239,513

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, none issued and outstanding at June 30, 2001, 75,000 shares issued and outstanding at December 31, 2000.)	—	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 11,325,119 and 10,555,989 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively.)	22,650	21,112

Capital surplus	128,933	128,735

Retained earnings	24,865	21,669

Net unrealized gain (loss) on available for sale securities, net of tax effect	2,740	(675)

Total stockholders’ equity	179,188	172,341

Total liabilities and stockholders’ equity	$2,337,020	$2,440,604

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

INTEREST INCOME:

Loans	$32,015	$42,153	$67,590	$83,484

Securities	7,757	7,057	14,108	13,696

Federal funds sold & other investments	1,770	1,636	5,201	3,252

Total interest income	41,542	50,846	86,899	100,432

INTEREST EXPENSE:

Deposits	24,223	25,725	50,407	50,592

Securities sold under agreement to repurchase	358	571	823	1,070

FHLB advances	13	13	26	26

Convertible subordinated debt	427	265	693	531

Other holding company debt	189	262	454	532

Total interest expense	25,210	26,836	52,403	52,751

Net interest income	16,332	24,010	34,496	47,681

PROVISION FOR LOAN LOSSES	2,750	5,000	4,550	9,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,582	19,010	29,946	38,281

NONINTEREST INCOME:

Service charges on deposit accounts	1,928	1,903	3,893	3,890

Loan service fees	627	1,514	1,983	3,212

Other loan fee income	1,133	1,011	2,163	1,978

Gains (losses) on loans & securities, net	1,575	(798)	2,680	(916)

Gain on sale of branches	4,483	—	4,483	—

Other operating income	375	548	784	945

Total noninterest income	10,121	4,178	15,986	9,109

NONINTEREST EXPENSES:

Salaries and employee benefits	9,625	9,161	19,446	18,515

Net occupancy expense	3,690	4,033	7,539	8,044

Advertising and marketing	954	251	1,179	789

Data & item processing fees and services	1,069	1,169	2,034	2,390

Loan collection costs	529	278	1,010	629

Other operating expenses	3,273	3,720	6,045	7,589

Total operating expenses	19,140	18,612	37,253	37,956

ORE expense, net	212	30	380	346

Amortization of goodwill & premium on deposits	862	964	1,827	1,929

Total noninterest expenses	20,214	19,606	39,460	40,231

Income before income taxes & minority interest	3,489	3,582	6,472	7,159

Income tax expense	(1,377)	(1,474)	(2,302)	(2,981)

Income before minority interest	2,112	2,108	4,170	4,178

Minority interest in income from subsidiary trust, net of tax	(421)	(421)	(842)	(842)

NET INCOME	$1,691	$1,687	$3,328	$3,336

PER SHARE DATA:

Net income per common share — basic	$.15	$.15	$.30	$.30

Weighted average common shares outstanding — basic	10,589,284	10,555,897	10,573,055	10,555,893

Net income per common & common equivalent share — diluted	$.15	$.15	$.29	$.29

Weighted average common & common equivalent shares outstanding — diluted	11,349,785	11,307,494	11,337,021	11,308,874

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE SIX MONTHS ENDED JUNE 30, 2001
($ in thousands, except share data; six months ended June 30, 2001, unaudited)

	Perpetual Preferred						Net Unrealized
	Convertible Stock		Common Stock				Gain/(Loss)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1999	75,000	$1,500	10,555,889	$21,112	$128,780	$26,530	$(7,677)	$170,245

Net loss for the year ended Dec. 31, 2000	—	—	—	—	—	(4,598)	—	(4,598)

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	7,002	7,002

Exercise of stock options	—	—	100	—	1	—	—	1

Adjustment to capital surplus from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(263)	—	(263)

Balance, December 31, 2000	75,000	1,500	10,555,989	21,112	128,735	21,669	(675)	172,341

Net income for the six months ended June 30, 2001	—	—	—	—	—	3,328	—	3,328

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	3,415	3,415

Conversion of preferred stock into common shares	(75,000)	(1,500)	750,000	1,500	—	—	—	—

Exercise of stock options	—	—	19,130	38	198	—	—	236

Dividends on preferred stock	—	—	—	—	—	(132)	—	(132)

Balance, June 30, 2001	—	$—	11,325,119	$22,650	$128,933	$24,865	$2,740	$179,188

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$1,691	$1,687	$3,328	$3,336

Unrealized gains (losses) on available-for-sale securities:

Unrealized holding gains (losses), net of tax effect during period	1,622	1,139	4,050	(151)

Less reclassification adjustment for gains realized in net income	(297)	4	(635)	1

Net unrealized gains (losses)	1,325	1,143	3,415	(150)

Comprehensive income	$3,016	$2,830	$6,743	$3,186

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

OPERATING ACTIVITIES:

Net income	$1,691	$1,687	$3,328	$3,336

Reconciliation of net income to net cash provided by (used in) operating activities:

Provision for loan and ORE losses	2,894	5,000	4,788	9,400

Depreciation and amortization, net	3,128	5,106	5,456	8,381

Amortization of premium (accretion) of fair value, net	16	242	(284)	1,934

(Gain) on sale of loans, net	(169)	—	(354)	(20)

(Gain)/loss on sale of securities	(1,405)	797	(2,325)	936

(Gain)/loss on sale of ORE	(17)	(85)	(7)	105

(Capitalization) of mortgage servicing	(331)	—	(658)	—

Loss on disposal of premises & equipment	61	—	61	—

Gain on sale of branches	(4,483)	—	(4,483)	—

Net (increase) decrease in deferred tax asset	(1,714)	1,862	(2,159)	2,255

Net decrease in value of performance/ unqualified options	—	—	—	(46)

Net (increase) decrease in other assets	(891)	935	1,337	4,158

Net (decrease) increase in other liabilities	(2,781)	3,250	(4,180)	3,560

Net cash (used in) provided by operating activities	(4,001)	18,794	520	33,999

INVESTING ACTIVITIES:

Net decrease in loans	63,907	7,862	92,765	9,839

Proceeds from sales and maturities of:

Securities available for sale	27,036	4,832	94,465	10,317

Trading securities	51,533	—	51,533	—

Commercial paper	—	—	—	40,000

Revenue bonds	155	—	230	75

Sale of FHLB stock	648	—	648	—

Purchase of securities available for sale	(227,803)	(42,672)	(357,188)	(77,572)

Purchase of securities held to maturity	—	(2,090)	—	(16,980)

Principal repayment on mortgage-backed securities	45,561	16,704	72,294	28,428

Disposal/(purchase) of premises & equipment, net	(910)	767	(1,594)	533

Proceeds from sale of ORE	1,449	1,159	3,510	3,151

Investment in ORE, net	246	(59)	571	(56)

Net cash (used in) investing activities	(38,178)	(13,497)	(42,766)	(2,265)

FINANCING ACTIVITIES:

Net increase/(decrease) in deposits	(45,004)	(81,630)	8,612	(29,712)

Net cash paid for branch sales	(61,912)	—	(61,912)	—

Net increase in repurchase agreements	(1,036)	3,704	1,452	12,563

Repayment of FHLB advances, net	(2)	(2)	(5)	(4)

Proceeds from issuance of common stock	178	1	236	1

Proceeds from subordinated debt	14,471	1,162	14,471	1,162

Repayment of holding company debt	(10,281)	(830)	(13,083)	(1,661)

Dividends on perpetual preferred convertible stock	(66)	(66)	(132)	(132)

Net cash provided by (used in) financing activities	(103,652)	(77,661)	(50,361)	(17,783)

Net increase/(decrease) in cash and cash equivalents	(145,831)	(72,364)	(92,607)	13,951

Cash and cash equivalents, beginning of period	262,886	179,776	209,662	93,461

Cash and cash equivalents, end of period	$117,055	$107,412	$117,055	$107,412

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for-

Interest	$26,047	$26,925	$44,133	$52,375

Income taxes paid	4,493	70	7,968	185

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of June 30, 2001 and the results of operations and cash flows, for the three and six month periods ended June 30, 2001 and 2000. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”), including its subsidiary Republic Insurance Agency and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry.

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

Our consolidated financial statements include the accounts of the Company, RBI, the Bank, and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 70 branches throughout Florida. The Bank’s primary source of revenue is derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2001. The results for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the June 2001 financial statement presentation. These reclassifications had no impact on results of operations or financial position.

Recent Accounting Pronouncements

SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133”, which delayed the date of implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of SFAS No. 133”, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, on January 1, 2001, did not have a material effect upon our results of operations.

SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without consideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and requires additional disclosures relating to previous securitization transactions and related collateral activity for the fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect upon our results of operations.

SFAS No. 141 — Business Combinations and SFAS No. 142 – Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 beginning January 1, 2002. We are considering the provisions of SFAS No. 141 and SFAS No. 142 and at present have not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

EITF No. 99-20 — Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which provided guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 is effective for quarterly periods after March 15, 2001. The adoption of EITF 99-20 did not have a material effect upon our results of operations.

2.    RECENT DEVELOPMENTS

Sales and Closings of Branch Offices

On April 23, 2001, we completed the sale of five branch offices in Miami-Dade County, Florida to Pointe Bank (“Pointe”). Pointe purchased the loans assigned to the branches at par value, purchased the fixtures and improvements and other assets assigned to four of the branches at their book value and assumed $55.0 million of deposit liabilities of all five offices. We recognized a gain of $3.1 million on the transaction. There was no unamortized deposit premium associated with these branches.

On May 11, 2001, we completed the sale of two branch offices located in Lake City and Live Oak, Florida, to CNB National Bank (“CNB”). CNB purchased the loans assigned to the branches at par value, purchased the premises and other assets assigned to the two branches at their net book value and assumed $62.3 million of deposit liabilities. We recognized a gain of $1.4 million on the transaction, after deduction of the unamortized deposit premium paid to purchase the branches in 1998.

In the first quarter of 2001, the regulatory agencies approved our applications to close three branch offices, one in Pinellas County, one in Marion County and one in Orange County, Florida. All three branches were closed in the second quarter of 2001.

Branch Openings

On January 16, 2001, we announced the opening of a new full-service branch in Sarasota, Florida, which offers personal banking, commercial and real estate lending, private banking services, including safe deposit boxes, and an automated teller machine. In the second quarter of 2001, applications were approved to open a branch office in each of Hillsborough and Monroe Counties, Florida. The branch in Monroe County was opened on August 6, 2001, and the Hillsborough County branch is scheduled to open in the fourth quarter of 2001.

Issuance of 7% Convertible Subordinated Debentures Due 2011

On May 8, 2001, we completed the sale of $15.0 million convertible subordinated debentures due 2011 (the “Debentures”) with an interest rate of 7%. The Debentures are convertible by the holder at any time prior to maturity, unless previously redeemed, into shares of our common stock at a conversion price of $15.60 per share (equivalent to a conversion rate of 64.1026 shares per $1,000 principal amount of Debentures), subject to adjustment in certain circumstances. The Debentures may also be redeemed, at our option on not less than 30 days notice, at any time after April 1, 2003, without payment of any premium, together with accrued interest to the redemption date, provided the closing bid price of our common stock for not less than 20 consecutive trading days equals or exceeds 130% of the conversion price then in effect. Regardless of the closing bid price of our common stock, the Debentures are redeemable at any time after April 1, 2006, at our option, in whole or in part, at fixed redemption prices, together with accrued interest to the redemption date. The net proceeds from the Debentures were used to repay $10.3 million of outstanding debt and the balance will be used for general corporate purposes.

3.    EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if any stock options had been exercised at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock had been converted to common stock earlier in the year or the issue date (i.e., the if converted method). The Company’s convertible subordinated debentures were antidilutive for the period. Basic earnings per common share was computed by dividing net income less dividends paid on the perpetual preferred convertible stock by the weighted average number of shares of common stock outstanding during the year.

In the second quarter of 2001, the holders of the Company's perpetual preferred stock converted their holdings into the Company's Common Stock, increasing the number of common shares outstanding by 750,000. The conversion did not affect the total amount of stockholder's equity or diluted earnings per share, as the perpetual preferred stock had previously been included as a common stock equivalent.

The table below reconciles the calculation of the diluted and basic earnings per share for 2001 and 2000 ($ in thousands, except share data; unaudited):

	For the Three Months Ended June 30,

	2001			2000

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$1,625	—	—	$1,621

Basic earnings per share	—	10,589,284	$.15	—	10,555,897	$.15

Options exercised during the period-incremental effect prior to exercise		725,274			1

Weighted average options outstanding (1)	—	35,227	—	—	1,596	—

Convertible perpetual preferred stock	66	—	—	66	750,000	—

Diluted earnings per share	$1,691	11,349,785	$.15	$1,687	11,307,494	$.15

	For the Six Months Ended June 30,

	2001			2000

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$3,196	—	—	$3,204

Basic earnings per share	—	10,573,055	$.30	—	10,555,893	$.30

Options exercised during the period-incremental effect prior to exercise		737,569			4

Weighted average options outstanding (1)	—	26,397	—	—	2,977	—

Convertible perpetual preferred stock	132	—	—	132	750,000	—

Diluted earnings per share	$3,328	11,337,021	$.29	$3,336	11,308,874	$.29

(1)	As of June 30, 2001 and 2000, respectively, there were 352,287 and 664,017 of stock options and 1,794,861 and 833,333 shares from conversion of convertible subordinated debentures which were antidilutive.

4.    SECURITIES

Investments consisting of U.S. Treasury and federal agency securities (“Investment Securities”), mortgage-backed securities (“MBS”) and mortgage-related securities (“Mortgage-Related Securities”) were $603.5 million at June 30, 2001. As of June 30, 2001, $551.0 million of these securities were classified as available for sale (of which $542.4 million were MBS and $8.5 million were Investment Securities), $27.9 million of MBS were classified as held to maturity and $24.6 million of Mortgage Related Securities were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of high loan-to-value loans (“High LTV Loans”) in June 1998 (the “Subordinate Tranche”); (2) $10.2 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 (the “1997-1”) and a $240.0 million securitization in June 1998 (the “1998-1” and, collectively with the 1997-1, the “Residuals”); and (3) $3.6 million of excess servicing interest only strips on mortgage servicing rights.

The market values assigned to the securities classified as available for sale were derived using market quotations at June 30, 2001. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. There were no unrealized trading gains or losses included in results of operations for the quarter ended June 30, 2001. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and/or price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value the trading assets.

The key assumptions used in the valuation of the Residuals and Excess Spread on Mortgage Servicing Rights were as follows ($ in thousands, at June 30, 2001, unaudited):

	December 1997	June 1998	Excess Spread-
	Securitization	Securitization	Mortgage-Servicing
	("1997-1")	("1998-1")	Rights

Collateral amount	$27,741	$137,056	$292,707

Market Value	3,174	7,352	3,627

Discount rate	15.00%	15.00%	12.00%

Wtd. Avg. remaining life (years)	3.78	3.58	4.17

Cumulative lifetime default rate (1)	21.10%	16.61%	N/A

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

5.     LOANS

Loans at June 30, 2001 and December 31, 2000, are summarized as follows ($ in thousands; June 30, 2001 unaudited):

	June 30,	December 31,
	2001	2000

	(unaudited)
Real estate mortgage loans:

One-to-four family residential	$539,002	$638,296

Nonconforming mortgages	58,218	65,662

Multifamily residential	83,112	89,938

Warehouse lines of credit	11,415	39,835

Commercial real estate	418,399	438,092

Construction/land development	93,542	115,650

Mortgage loans secured by first liens	1,203,688	1,387,473

Commercial (business) loans	116,601	124,699

Consumer loans	19,616	21,624

Home equity loans	144,909	139,652

High LTV Loans	33,449	37,894

Total gross portfolio loans	1,518,263	1,711,342

Less-allowance for loan losses	(34,925)	(33,462)

Total loans held for portfolio	$1,483,338	$1,677,880

Mortgage loans serviced for others as of June 30, 2001 and December 31, 2000, were $1.2 billion and $1.3 billion, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $17.8 million and $19.6 million at June 30, 2001 and December 31, 2000, respectively. Loans on which interest was not being accrued at June 30, 2001 and December 31, 2000, totaled approximately $58.9 million and $49.4 million, respectively. Loans past due 90 days or more and still accruing interest at June 30, 2001 and December 31, 2000 totaled $340,000 and $1.2 million, respectively.

At June 30, 2001, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

	Disbursed	Percent of
State	Amount	Total

Florida	$1,160,254	76.42%

New England (1)	81,975	5.40

California	39,023	2.57

Texas	34,635	2.28

Georgia	33,671	2.22

Virginia	21,326	1.40

New Jersey	18,953	1.25

New York	16,781	1.10

Ohio	15,070	0.99

Illinois	14,979	0.99

North Carolina	14,256	0.94

Missouri	10,466	0.69

All other (none greater than $10,000)	56,874	3.75

Total	$1,518,263	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

6.    ALLOWANCES FOR LOAN LOSSES

The allowance for loan losses provides for risks of losses inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance. Our allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on our evaluation of the collectibility of the loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluation is periodically reviewed and adjustments are recorded in the period in which changes become known.

The allowance for loan losses amounted to $34.9 million and $33.5 million at June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001, approximately $626,000 of the allowance remained from the discount allocations for the March 1995 purchased loans. The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans.

Changes in the allowance for loan losses were as follows ($in thousands; unaudited):

	For the Six Months Ended June 30,

	2001	2000

Balance, beginning of period	$33,462	$28,177

Provision for possible loan losses	4,550	9,400

Loan discount (net) allocated from purchased portfolios	—	(5)

Loans charged-off	(3,615)	(10,199)

Recoveries of loans charged-off	528	900

Net charge-offs	(3,087)	(9,299)

Balance, end of period	$34,925	$28,273

7. RELATED PARTY TRANSACTIONS

Mr. William R. Hough, is chairman of the board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. We also have contracted with WRHC to periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate plus one-eighth of one percent, per an agreement entered into on August 15, 1995. For the six months ended June 30, 2001, we purchased $341.1 million and sold $115.2 million of securities through WRHC. There were no securities sold under agreement to repurchase with WRHC in the second quarter of 2001.

Previously, we had borrowed from Mr. Hough, individually, $3.5 million on an unsecured, revolving line of credit basis and $1.5 million via term subordinated debt. The proceeds were used for holding company debt service. On May 8, 2001, we repaid both obligations in full using the net proceeds from our issuance of Debentures (see “Note 2 — Recent Developments”). WRHC participated as a selling agent in the placement of the Debentures and was paid a $89,000 fee for its sales efforts. Mr. Hough, individually, purchased $3.7 million of the Debentures. No fee was paid on sale of the Debentures to Mr. Hough or to any other of our directors who purchased the Debentures.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. Previously, we were paid a commission based on the net profits earned from sales of investment products on our premises. That arrangement has been amended such that, in the future, commissions paid to us will be based on gross revenues. Fee income earned from this relationship was $3,000 and $153,000 for the six months ended June 30, 2001 and 2000, respectively.

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

8. HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of June 30, 2001, there was a net retained profit surplus for dividend payment purposes of $3.0 million.

9. LEGAL SETTLEMENT

A lawsuit filed by certain former shareholders of Bankers Savings Bank, F.S.B. (“BSB”) was settled with our share of the settlement amount at $300,000. We had previously acquired all of the outstanding shares of BSB in a stock-for-stock merger consummated in November 1998.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION (Page 1 of 3)

($ in thousands, except share data; unaudited)

	Quarters Ended

	June 2001	Mar. 2001	Dec. 2000	Sept. 2000	June 2000

RESULTS OF OPERATIONS:

Interest income	$41,542	$45,357	$47,605	$49,163	$50,846

Interest expense	25,210	27,193	27,509	27,217	26,836

Net interest income	16,332	18,164	20,096	21,946	24,010

Loan loss provision	2,750	1,800	6,300	5,000	5,000

Net interest income after loan loss provision	13,582	16,364	13,796	16,946	19,010

Noninterest income (expense)	10,121	5,866	(7,088)	5,290	4,178

Operating expenses	19,140	18,113	19,618	17,951	18,612

Other noninterest expense	1,074	1,134	1,181	1,048	994

Income before income taxes and minority interest	3,489	2,983	(14,091)	3,237	3,582

Income tax benefit (expense)	(1,377)	(926)	5,063	(1,295)	(1,474)

Minority interest in income from subsidiary trust	(421)	(421)	(421)	(426)	(421)

Net income (loss)	$1,691	$1,636	$(9,449)	$1,516	$1,687

Earnings per share – basic	$.15	$.15	$(.90)	$.14	$.15

Weighted average shares outstanding – basic	10,589,284	10,557,373	10,555,989	10,555,989	10,555,897

Earnings per share – diluted	$.15	$.14	$(.90)	$.13	$.15

Weighted average shares outstanding – diluted	11,349,785	11,326,530	10,555,989	11,311,158	11,307,494

BALANCE SHEET DATA (at period-end):

Total assets	$2,337,020	$2,496,181	$2,440,604	$2,490,181	$2,554,828

Securities	603,552	469,560	406,957	440,312	466,180

Loans	1,518,263	1,656,609	1,711,342	1,790,143	1,864,640

Nonperforming assets	64,073	56,127	56,973	60,100	36,066

Allowance for loan losses	34,925	33,183	33,462	30,441	28,273

Deposits	2,049,047	2,211,392	2,157,817	2,195,515	2,267,111

Stockholders’ equity	179,188	176,059	172,341	178,109	173,254

Book value per share (dollars)	15.82	15.56	15.24	15.75	15.32

Tangible book value per share (dollars)	14.47	13.92	13.54	13.99	13.50

SELECTED OPERATING RATIOS:

Return on average assets	0.29%	0.27%	(1.53)%	0.24%	0.26%

Return on average equity	3.85	3.82	(21.16)	3.44	3.96

Net interest margin	2.93	3.09	3.45	3.73	3.89

Operating efficiency ratio	72.35	75.38	150.81	65.91	66.03

Loan loss allowance to portfolio loans	2.30	2.00	1.96	1.70	1.52

Loan loss allowance to nonperforming loans	58.98	64.87	66.12	56.30	95.68

CAPITAL RATIOS:

Equity to assets	7.67	7.05	7.06	7.15	6.78

Equity & minority interest to assets	8.90	8.20	8.24	8.31	7.91

Regulatory ratios – Bank:

Tier 1 (leverage)	7.85	7.02	7.18	7.25	6.95

Tier 1/risk assets	12.48	11.24	11.69	11.45	11.12

Risk-based capital	13.80	12.49	12.94	12.75	12.41

Regulatory ratios – Company:

Tier 1 (leverage)	7.17	6.34	6.30	6.37	6.14

Tier 1/risk-assets	11.27	10.14	10.27	10.05	9.81

Risk-based capital	14.55	12.55	12.69	12.48	12.20

OTHER DATA (at period-end):

Number of branch banking offices	72	80	80	81	81

Number of full-time equivalent employees	913	955	995	996	997

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (Page 2 of 3)
($ in thousands; unaudited)

	Quarters Ended

	June 2001	Mar. 2001	Dec. 2000	Sept. 2000	June 2000

SELECTED AVERAGE BALANCES & YIELDS/COSTS

Average balances:

Total assets	$2,365,311	$2,461,161	$2,461,501	$2,493,665	$2,582,918

Earning assets	2,230,601	2,319,727	2,322,256	2,349,434	2,436,185

Loans	1,582,080	1,689,516	1,766,250	1,827,556	1,886,291

Securities	494,170	385,839	425,030	450,488	448,142

Deposits	1,962,300	2,048,552	2,038,226	2,069,676	2,163,245

Other interest-bearing liabilities	71,210	68,177	71,115	72,411	68,927

Stockholders’ equity	175,986	173,728	177,655	175,225	171,364

Average yields/costs:

Earning assets	7.46%	7.84%	8.16%	8.34%	8.32%

Loans	8.12	8.45	8.69	8.88	8.90

Securities	6.28	6.58	6.44	6.41	6.30

Deposits	4.95	5.18	5.14	5.00	4.78

Other interest-bearing liabilities	5.53	5.97	6.70	6.76	6.47

NONPERFORMING ASSETS:

Nonperforming loans:

Residential first lien	$13,864	$15,458	$14,502	$15,178	$18,413

Warehouse lines of credit	2,421	2,421	3,029	2,467	2,867

Commercial real estate and multifamily	38,771	30,620	30,181	34,589	6,332

Commercial (business)	1,979	1,097	736	650	592

Home equity and consumer	1,432	1,092	1,680	766	1,009

High LTV	750	466	477	424	336

Total nonperforming loans(1)	59,217	51,154	50,605	54,074	29,549

Other nonperforming receivables	475	477	639	653	687

Other real estate:

Residential	1,513	1,679	2,559	1,737	2,508

Commercial	2,868	2,817	3,170	3,636	3,322

Total ORE	4,381	4,496	5,729	5,373	5,830

Total nonperforming assets	$64,073	$56,127	$56,973	$60,100	$36,066

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION (Page 3 of 3)
($ in thousands; unaudited)

	Quarters Ended

	June 2001	Mar. 2001	Dec. 2000	Sept. 2000	June 2000

Loan loss allowance activity

Allowance for loan losses at beg. of period	$33,183	$33,462	$30,441	$28,273	$30,470

Loan discount (net) allocated to/ (from) purchased portfolios	—	—	(384)	—	—

Provision for loan losses	2,750	1,800	6,300	5,000	5,000

Net (charge-offs) recoveries:

Residential first lien	(230)	(162)	(484)	(345)	(343)

Warehouse lines of credit	24	(16)	(509)	(49)	(4,402)

Nonconforming first lien mortgages	(122)	(153)	(166)	(172)	(286)

Commercial real estate/multifamily	18	15	(530)	(54)	2

Commercial (business)	—	19	1	(41)	6

Home equity	(180)	(511)	(22)	(198)	(936)

Consumer	(16)	(123)	(22)	(97)	(32)

Other	(44)	(131)	(47)	(41)	(77)

High LTV	(458)	(1,017)	(1,116)	(1,835)	(1,129)

Net charge-offs	(1,008)	(2,079)	(2,895)	(2,832)	(7,197)

Allowance for loan losses at end of period	$34,925	$33,183	$33,462	$30,441	$28,273

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	0.17%	0.11%	0.31%	0.21%	0.21%

Warehouse lines of credit	(0.46)	0.19	5.51	0.37	24.76

Nonconforming first lien mortgages	0.80	0.94	0.99	0.98	1.55

Commercial real estate/multifamily	(0.01)	(0.01)	0.31	0.03	—

Commercial (business)	—	(0.06)	—	0.15	(0.02)

Home equity	0.51	1.46	0.06	0.59	2.86

Consumer	0.30	2.21	0.40	1.68	0.51

High LTV	5.28	11.00	6.52	8.80	5.17

Total net charge-offs to average loans	0.25%	0.49%	0.66%	0.62%	1.53%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at June 30, 2001 and December 31, 2000

Overview

At June 30, 2001, we had total assets of $2.3 billion, stockholders’ equity of $179.2 million and a book value per share of $15.82, compared with total assets of $2.4 billion, stockholder’s equity of $172.3 million and a book value of $15.24 at December 31, 2000. Loans, net of allowances for loan losses, were $1.5 billion at June 30, 2001, a decrease of $194.5 million from $1.7 billion at December 31, 2000, while total deposits were $2.0 billion, a decrease of $108.8 million from $2.2 billion at year-end 2000.

Securities

Investments consisting of Investment Securities, MBS, and Mortgage-Related Securities were $603.5 million as compared to $407.0 million at the end of last year. The primary reason for the increase was the investment of the excess cash from reduced loan balances. At June 30, 2001, $551.0 million of securities were classified as available for sale, $27.9 million of MBS were classified as held to maturity and $24.6 million of Mortgage-Related Securities were trading assets. These trading assets consisted of: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $10.2 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.6 million at June 30, 2001.

Loans

Total loans declined by $193.1 million from $1.7 billion at the prior year-end to $1.5 billion at June 30, 2001. Loan payoffs, net of newly originated loans, reduced the portfolio by $99.5 million, securitizations of residential loans totaled $50.1 million, and $44.9 million of loans were included in the branch sales transactions. By category, warehouse lines of credit decreased $28.4 million, nonconforming mortgages decreased $7.4 million and conventional/government residential loans declined by $99.3 million (including the loan securitizations in March and June 2001). High LTV Loans decreased by $4.4 million and commercial and commercial real estate loans decreased $27.8 million. Home equity loans increased $5.3 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $34.9 million (2.30% of portfolio loans) at June 30, 2001, compared with $33.5 million (1.96% of portfolio loans) at December 31, 2000. Activity to the allowance in 2001 included provisions for loan losses of $4.6 million less loan charge-offs (net of recoveries) of $3.1 million. At June 30, 2001, the ratio of the allowance for loan losses to nonperforming loans was 58.98% compared to 66.12% at the end of 2000.

Nonperforming Assets

Nonperforming assets amounted to $64.1 million (2.74% of total assets) at June 30, 2001, compared with $57.0 million (2.33% of total assets) at December 31, 2000. In the second quarter of 2001, there were three commercial real estate loans placed in nonperforming status, the largest of which was a $4.9 million hotel loan located in Florida. Residential nonperformers declined by $1.2 million and ORE balances decreased $1.3 million to $4.4 million but this improvement was offset by the additional nonperforming commercial real estate loans.

Deposits

Total deposits were $2.0 billion at June 30, 2001, a $108.8 million decrease from the prior year-end. The branch sales transactions accounted for $117.3 million of the decrease. Excluding the sales, total deposits increased $8.5 million. By category, money market accounts increased by $42.5 million, certificates of deposit decreased by $122.2 million, checking accounts (including non-retail deposits such as official checks) decreased by $10.2 million, and savings deposits declined by $18.9 million (primarily from shifts to the money market product).

Holding Company Debt

Holding company debt increased by $1.4 million to $29.2 million at June 30, 2001 and was comprised of $14.2 million of convertible subordinated debentures due 2014 and $15.0 million convertible subordinated debentures due 2011. The previously-existing Senior Debt, term subordinated debt and the unsecured notes were all repaid on May 8, 2001, using the net proceeds from the issuance of convertible subordinated debt due 2011 (see “Note 2 — Recent Developments”).

Stockholders’ Equity

Stockholders’ equity was $179.2 million at June 30, 2001, or 7.67% of total assets, compared to $172.3 million or 7.06% of total assets at December 31, 2000. The number of common shares outstanding at June 30, 2001 increased to 11,325,119. In the second quarter of 2001, the holders of the Company’s perpetual preferred stock converted their holdings into the Company’s common stock, increasing the number of common shares outstanding by 750,000. The conversion did not affect the total amount of stockholder’s equity or diluted earnings per share, as the perpetual preferred stock had previously been included as a common stock equivalent. At June 30, 2001, the Bank’s tier 1 (leverage) capital ratio was 7.85%, its tier 1 (risk-based) capital ratio was 12.48%, and its total risk-based capital ratio was 13.80%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at June 30, 2001, were 7.17%, 11.27%, and 14.55%, respectively.

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Three Months Ended June 30, 2001 and 2000

Overview

Net income for each of the quarters ended June 30, 2001 and 2000 was $1.7 million, or $.15 per share, (on a diluted basis). In the current quarter we recorded a $2.8 million loan loss provision compared with a $5.0 million loan loss provision in 2000. Net chargeoffs were $1.0 million for the current quarter compared to $7.2 million for the same quarter a year ago.

Analysis of Net Interest Income (see table on page 19)

Net interest income for the three months ended June 30, 2001, was $16.3 million compared with $24.0 million for the same period last year, a $7.7 million or 32.0% decrease. The decrease was the result of two major factors, the largest of which was a $304.2 million decline in the average balance of loans outstanding. The largest component of this decline was payoffs and sales of discontinued loan products including warehouse lines of credit and High LTV Loans, which together accounted for $134.1 million of the decline. Our exit from out of state lending activities also contributed to the decrease. Net interest income also was adversely affected by the rapid decline in market interest rates that occurred in the first half of 2001 which, when combined with our asset sensitive interest rate position during the first 120 days following a rate change, resulted in a decline in asset yield. Interest income was $41.5 million for the second quarter of 2001, a decrease of $9.3 million over the same period in 2000. Interest expense decreased by $1.6 million from $26.8 million in 2000 to $25.2 million in 2001. Average asset yield decreased by 86 basis points from 8.32% for the same period of 2000 to 7.46% for 2001. The average cost of interest-bearing liabilities increased by 13 basis points from 4.84% to 4.97%, largely from the lag in realizing cost savings on time deposits.

Noninterest Income

Noninterest income for the three months ended June 30, 2001, was $10.1 million compared with $4.2 million for the same period in 2000, an increase of $6.0 million. The gain on sale of branches was $4.5 million and there was a $2.4 million increase in gains on sale of loans and securities, a majority of which, in 2001, resulted from securitization and subsequent sale of loans. An $887,000 reduction in loan service fees partially offset these increases. Early payoffs to the servicing portfolio increased significantly which reduced service fee revenue and required an accelerated amortization of capitalized loan servicing rights.

The following table reflects the components of noninterest income for the three months ended June 30, 2001, and 2000 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$1,928	$1,903	$25

Loan service fees	627	1,514	(887)

Other loan fee income	1,133	1,011	122

Gains (losses) on sale of loans and securities, net	1,575	(798)	2,373

Gain on sale of branches	4,483	—	4,483

Other income	375	548	(173)

Total noninterest income	$10,121	$4,178	$5,943

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended June 30, 2001 and 2000 ($ in thousands; unaudited):

	Three Months Ended June 30,

	2001			2000

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,582,080	$32,015	8.12%	$1,886,291	$42,153	8.90%

Investment securities	8,659	136	6.29	19,991	301	6.04

Mortgage-backed securities	455,918	7,257	6.37	389,733	6,463	6.63

Trading securities	29,593	364	4.92	38,418	293	3.05

Interest bearing deposits in banks	7,650	85	4.45	5,316	89	6.75

FHLB stock	13,203	205	6.24	13,816	265	7.73

Federal funds sold	133,498	1,480	4.39	82,620	1,282	6.14

Total interest earning assets	2,230,601	41,542	7.46	2,436,185	50,846	8.32

Noninterest earning assets	134,710			146,733

Total assets	$2,365,311			$2,582,918

Interest bearing liabilities:

Interest checking	$168,366	$220	0.52%	$184,023	$358	0.78%

Money market	342,004	3,282	3.85	282,095	3,060	4.36

Savings	54,876 217		1.58	62,501	255	1.64

Passbook Gold	125,029	1,265	4.06	183,790	1,865	4.08

Time deposits	1,272,025	19,239	6.07	1,450,836	20,187	5.60

FHLB advances	757	13	6.85	766	13	6.85

Other borrowings	70,453	974	5.53	68,161	1,098	6.46

Total interest bearing liabilities	2,033,510	25,210	4.97	2,232,172	26,836	4.84

Noninterest bearing liabilities	155,815			179,382

Stockholders’ equity	175,986			171,364

Total liabilities and equity	$2,365,311			$2,582,918

Net interest income/net interest spread		$16,332	2.49%		$24,010	3.49%

Net interest margin			2.93%			3.89%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(7,957)	$(2,182)	$(10,139)

Investment securities	(74)	(90)	(164)

Mortgage-backed securities	1,042	(247)	795

Trading securities	(78)	150	72

Interest bearing deposits in banks	32	(36)	(4)

FHLB stock	(11)	(49)	(60)

Federal funds sold	635	(438)	197

Total change in interest income	(6,411)	(2,892)	(9,303)

Interest bearing liabilities:

Interest checking	(28)	(109)	(137)

Money market	606	(384)	222

Savings	(30)	(8)	(38)

Passbook Gold	(589)	(11)	(600)

Time deposits	(2,392)	1,444	(948)

FHLB advances	—	—	—

Other borrowings	(59)	(66)	(125)

Total change in interest expense	(2,492)	866	(1,626)

(Decrease) in net interest income	$(3,919)	$(3,758)	$(7,677)

Noninterest Expense

Operating expenses for the second quarter of 2001 were $19.1 million compared with $18.6 million for the same period last year, an increase of $528,000 or 2.84%. This included a $703,000 increase in advertising and marketing for the brand awareness campaign, a $251,000 increase in costs associated with collecting and resolving nonperforming assets and a $300,000 legal settlement. Savings from branch sales and closing of underperforming branches reduced expenses by $508,000, partially offsetting the increases. Total noninterest expenses, which includes operating expenses, were $20.2 million for the three months ended June 30, 2001 compared with $19.6 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended June 30, 2001 and 2000 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$9,625	$9,161	$464

Net occupancy expense	3,690	4,033	(343)

Advertising and marketing	954	251	703

Data processing fees and services	1,069	1,169	(100)

Loan collection costs	529	278	251

Other operating expense	3,273	3,720	(447)

Total operating expenses	19,140	18,612	528

ORE expense, net of ORE income	212	30	182

Amortization of premium on deposits and goodwill	862	964	(102)

Total noninterest expense	$20,214	$19,606	$608

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Six Months Ended June 30, 2001 and 2000

Overview

Net income was essentially unchanged for the quarters ended June 30, 2001 and 2000 at $3.3 million, or $.29 per share (on a diluted basis).

Analysis of Net Interest Income (see table on page 22)

Net interest income for the six months ended June 30, 2001 was $34.5 million, compared with $47.7 million for the same period last year, a $13.2 million or a 27.7% decrease. Interest income was $86.9 million for the first six months of 2001, a decrease of $13.5 million over the same period in 2000. Interest expense decreased by $348,000. Average asset yield decreased by 59 basis points from 8.24% for the same period in 2000 to 7.65% for 2001. The average cost of interest-bearing liabilities increased by 34 basis points from 4.75% to 5.09%. As a result, net interest margin, which includes the benefit of noninterest bearing funds, decreased by 88 basis points from 3.88% for 2000 to 3.00% for 2001 and net interest spread decreased 93 basis points from 3.49% in 2000 to 2.56% for the first six months of 2001.

Noninterest Income

Noninterest income for the six months ended June 30, 2001, was $16.0 million compared with $9.1 million for the same period of 2000, an increase of $6.9 million. In 2001, noninterest income included a $3.6 million increase in net gains on loans and securities and a $4.5 million increase in gains on sale of branches. A $1.2 million reduction in loan service fees partially offset these increases. Early payoffs to the servicing portfolio increased significantly which reduced service fee revenue and required an accelerated amortization of capitalized loan servicing rights.

The following table reflects the components of noninterest income for the six months ended June 30, 2001, and 2000 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$3,893	$3,890	$3

Loan service fees	1,983	3,212	(1,229)

Other loan fee income	2,163	1,978	185

Gains (losses) on sale of loans and securities, net	2,680	(916)	3,596

Gain on sale of branches	4,483	—	4,483

Other income	784	945	(161)

Total noninterest income	$15,986	$9,109	$6,877

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the six months ended June 30, 2001 and 2000 ($ in thousands; unaudited):

	Six Months Ended June 30,

	2001			2000

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,635,679	$67,590	8.28%	$1,883,567	$83,484	8.83%

Investment securities	10,339	334	6.46	22,610	654	5.80

Mortgage-backed securities	402,212	13,102	6.51	380,220	12,457	6.55

Trading securities	27,453	672	4.89	38,725	585	3.02

Commercial paper	—	—	—	3,774	112	5.87

Interest bearing deposits in banks	7,595	193	5.14	5,530	183	6.65

FHLB stock	13,508	469	7.00	13,816	541	7.88

Federal funds sold	178,009	4,539	5.07	81,577	2,416	5.86

Total interest earning assets	2,274,795	86,899	7.65	2,429,819	100,432	8.24

Noninterest earning assets	138,176			149,612

Total assets	$2,412,971			$2,579,431

Interest bearing liabilities:

Interest checking	$171,688	$460	0.54%	$184,857	$708	0.77%

Money market	325,380	6,708	4.16	264,483	5,580	4.24

Savings	55,940	443	1.60	62,234	509	1.65

Passbook Gold	129,209	2,597	4.05	202,313	4,117	4.09

Time deposits	1,322,970	40,199	6.13	1,452,965	39,678	5.49

FHLB advances	758	26	6.85	767	26	6.85

Other borrowings	68,925	1,970	5.74	66,655	2,133	6.43

Total interest bearing liabilities	2,074,870	52,403	5.09	2,234,274	52,751	4.75

Noninterest bearing liabilities	163,238			175,351

Stockholders’ equity	174,863			169,806

Total liabilities and equity	$2,412,971			$2,579,431

Net interest income/net interest spread		$34,496	2.56%		$47,681	3.49%

Net interest margin			3.00%			3.88%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(13,553)	$(2,342)	$(15,895)

Investment securities	(316)	(4)	(320)

Mortgage-backed securities	752	(108)	644

Trading securities	(204)	291	87

Commercial paper	(57)	(56)	(113)

Interest bearing deposits in banks	58	(47)	11

FHLB stock	(15)	(58)	(73)

Federal funds sold	2,489	(365)	2,124

Total change in interest income	(10,846)	(2,689)	(13,535)

Interest bearing liabilities:

Interest checking	(51)	(197)	(248)

Money market	1,241	(113)	1,128

Savings	(52)	(15)	(67)

Passbook Gold	(1,482)	(37)	(1,519)

Time deposits	(3,533)	4,053	520

FHLB advances	—	—	—

Other borrowings	(30)	(133)	(163)

Total change in interest expense	(3,907)	3,558	(349)

(Decrease) in net interest income	$(6,939)	$(6,247)	$(13,186)

Noninterest Expense

Operating expenses for the first six months of 2001 were $37.3 million compared with $38.0 million for the same period last year, a decrease of $703,000 or 1.85%. This improvement includes a $1.6 million decrease in other operating expenses, and a $505,000 decrease in net occupancy expense. These improvements were partially offset by a $931,000 or 5.02% increase in salaries and benefits, largely from adding new loan production staff and periodic employee salary increases. Total noninterest expenses, which includes operating expenses, were $39.5 million for the six months ended June 30, 2001, compared with $40.2 million for the same period last year.

The following table reflects the components of noninterest expense for the six months ended June 30, 2001 and 2000 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$19,446	$18,515	$931

Net occupancy expense	7,539	8,044	(505)

Advertising and marketing	1,179	789	390

Data processing fees and services	2,034	2,359	(325)

Loan collection costs	1,010	629	381

Other operating expense	6,045	7,620	(1,575)

Total operating expenses	37,253	37,956	(703)

ORE expense, net	380	346	34

Amortization of premium on deposits and goodwill	1,827	1,929	(102)

Total noninterest expense	$39,460	$40,231	$(771)

Part II. Other Information

Item 1. Legal Proceedings

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

REPUBLIC BANCSHARES, INC.

Date:	August 14, 2001	By:	/s/William R. Klich

William R. Klich

President and Chief Executive Officer (principal executive officer)

Date:	August 14, 2001	By:	/s/William R. Falzone

William R. Falzone

Treasurer (principal financial and accounting officer)