Form 10-Q
period 2001-09-30
REPUBLIC BANCSHARES INC
filed 2001-11-13
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

     (Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 0-27652

REPUBLIC BANCSHARES, INC.
(Exact Name of Registrant As Specified In Its Charter)

FLORIDA	59-3347653

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL (Address of Principal Office)	33701 (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	11,332,949 shares outstanding at October 31, 2001

REPUBLIC BANCSHARES, INC.

INDEX

		Page

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2001 (unaudited) and December 31, 2000	2

	Consolidated Statements of Operations —
	Three and nine month periods ended September 30, 2001 and September 30, 2000 (all unaudited)	3

	Consolidated Statements of Stockholders’ Equity —
	Year ended December 31, 2000 and nine months ended September 30, 2001 (unaudited)	4

	Consolidated Statements of Comprehensive Income —
	Three and nine month periods ended September 30, 2001 and September 30, 2000 (all unaudited)	4

	Consolidated Statements of Cash Flows —
	Three and nine month periods ended September 30, 2001 and September 30, 2000 (all unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

	Selected Quarterly Financial and Other Data (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 5.	Other Information	23

SIGNATURES		24

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

We caution readers that the assumptions which form the basis for forward-looking statements with respect to or that may impact earnings for the year ending December 31, 2001, and thereafter include many factors that are beyond our ability to control or estimate precisely. Some factors include: the adequacy of our loan loss allowance; our ability to recover all or the full amount of the claim under our Financial Institution Bond; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED BALANCE SHEETS — September 30, 2001 and December 31, 2000
($ in thousands, except share data)

	September 30,	December 31,
	2001	2000

	(unaudited)
ASSETS

Cash and due from banks	$60,083	$52,540

Interest bearing deposits in banks	8,011	6,910

Federal funds sold	78,550	150,212

Securities: (Note 3)

Available for sale	693,799	348,535

Held to maturity	24,903	33,844

Trading	24,407	24,578

FHLB stock	13,168	13,816

Loans (Note 4)	1,461,195	1,711,342

Allowance for loan losses (Note 5)	32,779	33,462

Net loans	1,428,416	1,677,880

Premises and equipment, net	42,720	47,223

Other real estate owned	6,532	5,729

Accrued interest receivable	12,507	13,950

Goodwill and premium on deposits	21,935	28,969

Other assets	33,179	36,418

Total assets	$2,448,210	$2,440,604

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Deposits-

Noninterest bearing checking	$133,346	$133,950

Interest checking	168,211	178,777

Money market	360,116	295,918

Savings	185,714	199,875

Time deposits	1,277,809	1,349,297

Total deposits	2,125,196	2,157,817

Securities sold under agreements to repurchase	46,182	41,581

FHLB advances	22,253	761

Holding company senior debt	—	6,833

Convertible subordinated debt	29,206	14,712

Term subordinated debt and unsecured notes	—	6,250

Other liabilities	17,064	11,559

Total liabilities	2,239,901	2,239,513

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:

Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, none issued and outstanding at September 30, 2001, 75,000 shares issued and outstanding at December 31, 2000.)	—	1,500

Common stock ($2.00 par, 20,000,000 shares authorized, 11,332,189 and 10,555,989 shares issued and outstanding at September 30, 2001 and December 31, 2000, respectively.)	22,664	21,112

Capital surplus	129,007	128,735

Retained earnings	21,820	21,669

Net unrealized gain (loss) on available for sale securities, net of tax effect	6,068	(675)

Total stockholders’ equity	179,559	172,341

Total liabilities and stockholders’ equity	$2,448,210	$2,440,604

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2000	2001	2000

INTEREST INCOME:

Loans	$29,402	$40,723	$96,992	$124,207

Securities	9,637	7,221	23,744	20,917

Federal funds sold & other investments	928	1,219	6,131	4,472

Total interest income	39,967	49,163	126,867	149,596

INTEREST EXPENSE:

Deposits	22,664	25,989	73,071	76,581

Securities sold under agreement to repurchase	326	619	1,150	1,689

FHLB advances	45	42	71	68

Convertible subordinated debt	534	266	1,227	797

Other holding company debt	—	301	454	833

Total interest expense	23,569	27,217	75,973	79,968

Net interest income	16,398	21,946	50,894	69,628

PROVISION FOR LOAN LOSSES	6,800	5,000	11,350	14,400

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,598	16,946	39,544	55,228

NONINTEREST INCOME:

Service charges on deposit accounts	1,768	2,053	5,661	5,943

Loan service fees	199	1,340	2,183	4,552

Other loan fee income	569	1,402	2,732	3,380

Gains (losses) on loans & securities, net	1,515	10	4,195	(907)

Gain on sale of branches	—	—	4,483	—

Other operating income	1,598	485	2,382	1,431

Total noninterest income	5,649	5,290	21,636	14,399

NONINTEREST EXPENSES:

Salaries and employee benefits	9,919	9,307	29,365	27,822

Net occupancy expense	3,993	3,935	11,532	11,978

Advertising and marketing	159	91	1,338	880

Data & item processing fees and services	1,055	1,145	3,090	3,504

Loan collection costs	530	349	1,540	978

Other operating expenses	2,757	3,124	8,801	10,745

Total operating expenses	18,413	17,951	55,666	55,907

ORE expense, net	32	84	412	430

Amortization of goodwill & premium on deposits	811	964	2,638	2,894

Total noninterest expenses	19,256	18,999	58,716	59,231

Income (loss) before income taxes & minority interest	(4,009)	3,237	2,464	10,396

Income tax (expense) benefit	1,385	(1,295)	(919)	(4,276)

Income (loss) before minority interest	(2,624)	1,942	1,545	6,120

Minority interest in income from subsidiary trust, net of tax	(421)	(426)	(1,263)	(1,268)

NET INCOME (LOSS)	$(3,045)	$1,516	$282	$4,852

PER SHARE DATA:

Net income (loss) per common share — basic	$(.27)	$.14	$.01	$.44

Weighted average common shares outstanding — basic	11,328,559	10,555,989	10,827,657	10,555,925

Net income (loss) per common & common equivalent share — diluted	$(.27)	$.13	$.01	$.43

Weighted average common & common equivalent shares outstanding — diluted	11,328,559	11,311,158	10,870,994	11,309,148

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2000 AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2001
($ in thousands, except share data; nine months ended September 30, 2001, unaudited)

	Perpetual Preferred
	Convertible Stock		Common Stock				Gain/(Loss)
							on Available
	Shares		Shares		Capital	Retained	for Sale
	Issued	Amount	Issued	Amount	Surplus	Earnings	Securities	Total

Balance, December 31, 1999	75,000	$1,500	10,555,889	$21,112	$128,780	$26,530	$(7,677)	$170,245

Net loss for the year ended Dec. 31, 2000	—	—	—	—	—	(4,598)	—	(4,598)

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	7,002	7,002

Exercise of stock options	—	—	100	—	1	—	—	1

Adjustment to capital surplus from nonqualified/performance stock options	—	—	—	—	(46)	—	—	(46)

Dividends on preferred stock	—	—	—	—	—	(263)	—	(263)

Balance, December 31, 2000	75,000	1,500	10,555,989	21,112	128,735	21,669	(675)	172,341

Net income for the nine months ended September 30, 2001	—	—	—	—	—	282	—	282

Net unrealized gains on available for sale securities, net of tax effect	—	—	—	—	—	—	6,743	6,743

Conversion of preferred stock into common shares	(75,000)	(1,500)	750,000	1,500	—	—	—	—

Exercise of stock options	—	—	26,200	52	272	—	—	324

Dividends on preferred stock	—	—	—	—	—	(131)	—	(131)

Balance, September 30, 2001	—	$—	11,332,189	$22,664	$129,007	$21,820	$6,068	$179,559

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2000	2001	2000

Net income (loss)	$(3,045)	$1,516	$282	$4,852

Unrealized gains on available-for-sale securities:

Unrealized holding gains, net of tax effect during period	4,279	3,553	8,329	3,401

Less reclassification adjustment for gains realized in net income	(951)	(148)	(1,586)	(146)

Net unrealized gains	3,328	3,405	6,743	3,255

Comprehensive income	$283	$4,921	$7,025	$8,107

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months		For the Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2001	2000	2001	2000

OPERATING ACTIVITIES:

Net income (loss)	$(3,045)	$1,516	$282	$4,852

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Provision for loan and ORE losses	6,833	5,075	11,621	14,475

Depreciation and amortization, net	257	1,774	5,713	6,891

Amortization of premium (accretion) of fair value, net	(1,215)	(1,112)	(1,499)	822

(Gain) on sale of loans, net	(185)	(73)	(539)	(93)

(Gain)/loss on sale of securities	(1,330)	63	(3,655)	1,000

(Gain)/loss on sale of ORE	(68)	(27)	(75)	78

Amortization (capitalization) of mortgage servicing	2,288	(162)	1,630	(515)

Gain on disposal of premises & equipment	(208)	—	(147)	—

Gain on sale of branches	—	—	(4,483)	—

Net (increase) decrease in deferred tax asset	706	848	(1,453)	3,103

Net decrease in value of performance/ unqualified options	—	—	—	(46)

Net (increase) decrease in other assets	(1,223)	186	114	4,696

Net increase in other liabilities	10,013	2,889	5,833	6,449

Net cash (used in) provided by operating activities	12,823	10,977	13,342	41,712

INVESTING ACTIVITIES:

Net decrease in loans	30,869	70,269	123,634	83,372

Proceeds from sales and maturities of:

Securities available for sale	101,970	8,170	196,435	18,487

Trading securities	15,004	—	66,537	—

Commercial paper	—	—	—	40,000

Revenue bonds	595	480	825	555

Sale of FHLB stock	—	—	648	—

Purchase of securities available for sale	(298,991)	(10,067)	(656,177)	(87,639)

Purchase of securities held to maturity	—	—	—	(16,980)

Principal repayment on mortgage-backed securities	64,335	32,818	136,628	61,246

Disposal/(purchase) of premises & equipment, net	458	(1,614)	(1,136)	(1,081)

Proceeds from sale of ORE	1,333	2,205	4,843	5,356

Investment in ORE, net	271	1,875	842	1,819

Net cash (used in) provided by investing activities	(84,156)	104,136	(126,921)	105,135

FINANCING ACTIVITIES:

Net increase/(decrease) in deposits	76,187	(72,219)	84,799	(101,931)

Net cash paid for branch sales	—	—	(61,912)	—

Net (decrease)/increase in repurchase agreements	3,149	(1,636)	4,601	10,927

Additions (repayments) of FHLB advances, net	21,497	(2)	21,492	(6)

Proceeds from issuance of common stock	88	—	324	1

Proceeds from holding company debt	1	2,338	14,472	3,500

Repayment of holding company debt	—	(830)	(13,083)	(2,491)

Dividends on perpetual preferred convertible stock	—	(66)	(132)	(198)

Net cash provided by (used in) financing activities	100,922	(72,415)	50,561	(90,198)

Net increase/(decrease) in cash and cash equivalents	29,589	42,698	(63,018)	56,649

Cash and cash equivalents, beginning of period	117,055	107,412	209,662	93,461

Cash and cash equivalents, end of period	$146,644	$150,110	$146,644	$150,110

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for-

Interest	$23,490	$20,043	$67,623	$72,418

Income taxes paid	405	220	8,373	405

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements (marked “unaudited” where applicable) reflect all adjustments necessary to present fairly our financial position as of September 30, 2001 and the results of operations and cash flows, for the three and nine month periods ended September 30, 2001 and 2000. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”, including its subsidiary Republic Insurance Agency) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry.

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

Our consolidated financial statements include the accounts of the Company, RBI, and the Bank. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 71 branches throughout Florida. The Bank’s primary source of revenue is derived from net interest income on loans and investments.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000. The results for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the September 2001 financial statement presentation. These reclassifications had no impact on results of operations or financial position.

Recent Accounting Pronouncements

SFAS No. 133 — Accounting for Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”), and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133”, which delayed the date of implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities — an amendment of SFAS No. 133”, which amended the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, on January 1, 2001, did not have a material effect upon our financial position or results of operations.

SFAS No. 140 — Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without revision. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and requires additional disclosures relating to previous securitization transactions and related collateral activity for the fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect upon our financial position or results of operations.

SFAS No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 are not expected to have a material effect upon our financial position or results of operations.

EITF No. 99-20 — Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues Task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which provided guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 is effective for quarterly periods after March 15, 2001. The adoption of EITF 99-20 did not have a material effect upon our financial position or results of operations.

Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102 and Federal Financial Institutions Examination Council (“FFIEC”) Financial Institution Letter No. 130

On July 6, 2001, the SEC issued Staff Accounting Bulletin No. 102 and the FFIEC issued Financial Institution Letter No. 130, expressing their views on the development, documentation, and application of a systematic methodology for determining allowances for loan losses in accordance with generally accepted accounting principles. The two pronouncements did not have a material effect on our financial position or results of operations.

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

The table below reconciles the calculation of the diluted and basic earnings per share for 2001 and 2000 ($ in thousands, except share data, unaudited):

	For the Nine Months Ended September 30,

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$282	—	—	$4,654		—

Basic earnings per share		10,827,657	$.01		10,555,925	$.44

Options exercised during the period-incremental effect prior to exercise		1,170			6

Weighted average options outstanding(1)		42,167			28,435

Convertible perpetual preferred stock	—	—	—	198	750,000	—

Diluted earnings per share	$282	10,870,994	$.01	$4,852	11,334,366	$.43

(1)	For the period ended September 30, 2001 and 2000, respectively, there were 336,270 and 597,467 of stock options and 1,794,861 and 833,333 shares from conversion of convertible subordinated debentures which were anti-dilutive. In addition, there were 750,000 common stock equivalents related to the cumulative perpetual preferred stock prior to conversion to common shares in June 2001, that were anti-dilutive.

3.  SECURITIES

Securities consisting of U.S. Treasury and federal agency securities, mortgage-backed securities (“MBS”) and mortgage-related securities (“Mortgage-Related Securities”) were $743.1 million at September 30, 2001. Included were $693.8 million of securities classified as available for sale (of which $688.2 million were MBS and $5.6 million were U.S. Treasury and federal agency securities), $24.9 million classified as held to maturity and $24.4 million were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of high loan-to-value loans (“High LTV Loans”) in June 1998 (the “Subordinate Tranche”); (2) $10.1 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 (the “1997-1”) and a $240.0 million securitization in June 1998 (the “1998-1” and, collectively with the 1997-1, the “Residuals”); and (3) $3.4 million of excess servicing interest-only strips on mortgage servicing rights.

The market values assigned to the securities classified as available for sale were derived using market quotations at September 30, 2001. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. There were no unrealized trading gains or losses included in results of operations for the quarter ended September 30, 2001. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and/or price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value the trading assets.

The key assumptions used September 30, 2001, in the valuation of the residuals and excess servicing interest-only strips on mortgage servicing rights were as follows ($ in thousands, unaudited):

	December 1997	June 1998	Excess Servicing
	Securitization	Securitization	Interest-only
	("1997-1")	("1998-1")	Strips

Collateral amount	$26,095	$128,484	$282,570

Market value	3,119	7,021	3,399

Discount rate	15.00%	15.00%	10.00%

Wtd. Avg. remaining life (years)	3.1	3.0	3.5

Cumulative lifetime default rate(1)	18.91%	15.97%	N/A

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

4. LOANS

Loans at September 30, 2001 and December 31, 2000, are summarized as follows ($ in thousands; September 30, 2001, unaudited):

	September 30,	December 31,
	2001	2000

	(unaudited)
Real estate mortgage loans:

One-to-four family residential	$535,312	$638,296

Nonconforming mortgages	54,564	65,662

Multifamily residential	63,873	89,938

Warehouse lines of credit	1,810	39,835

Commercial real estate	397,160	438,092

Construction/land development	78,436	115,650

Mortgage loans secured by first liens	1,131,155	1,387,473

Commercial (business) loans	126,545	124,699

Consumer loans	19,276	21,624

Home equity loans	153,614	139,652

High LTV Loans	30,605	37,894

Total gross portfolio loans	1,461,195	1,711,342

Less-allowance for loan losses	(32,779)	(33,462)

Total loans held for portfolio	$1,428,416	$1,677,880

Mortgage loans serviced for others as of September 30, 2001 and December 31, 2000, were $668.4 million and $1.3 billion, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $11.0 million and $19.6 million at September 30, 2001 and December 31, 2000, respectively. Loans on which interest was not being accrued at September 30, 2001 and December 31, 2000, totaled approximately $55.8 million and $49.4 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 2001 and December 31, 2000, totaled one thousand dollars and $1.2 million, respectively.

At September 30, 2001, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

	Disbursed	Percent of
State	Amount	Total

Florida	$1,154,812	79.03%

New England (1)	74,407	5.09

California	35,946	2.46

Georgia	31,675	2.17

Texas	29,478	2.02

Virginia	17,187	1.18

New Jersey	16,310	1.12

New York	15,058	1.03

Illinois	12,985	0.89

North Carolina	11,326	0.77

Ohio	11,288	0.77

Missouri	10,141	0.69

All other (none greater than $10,000)	40,582	2.78

Total	$1,461,195	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

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

The allowance for loan losses amounted to $32.8 million and $33.5 million at September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001, approximately $613,000 of the allowance remained from the discount allocations for the March 1995 purchased loans. The portion of the allowance for loan losses that was created through the allocation of discounts on purchased loans may only be used to absorb losses on the related acquired loans.

Changes in the allowance for loan losses were as follows ($in thousands; unaudited):

	For the Nine Months Ended September 30,

	2001	2000

Balance, beginning of period	$33,462	$28,177

Provision for loan losses	11,350	14,400

Loan discount (net) allocated from purchased portfolios	—	(5)

Loans charged-off	(12,720)	(13,246)

Recoveries of loans charged-off	687	1,115

Net charge-offs	(12,033)	(12,131

Balance, end of period	$32,779	$30,441

In the third quarter of 2001 the Bank charged against its allowance a $5.9 million loan to Greatstone Mortgage Co. (“Greatstone”) which had matured in July 2001. Previously, a series of events in July and August of 2001, including disclosure of Greatstone’s loss of authority to underwrite government-insured mortgage loans and surrender of its license to operate in the state of Florida, caused the Bank to file a lawsuit against Greatstone and its principals, seeking to preserve the mortgages assigned as collateral. These actions followed notification to Greatstone of the Bank’s intent to terminate the line of credit.

The Bank continues to pursue collection efforts in this matter and has hired experienced counsel and advisors to assist in the recovery effort, but the loan has been charged-off pending those collection efforts. In addition to sale of collateral and collection from the principals of Greatstone, if any, management believes there may be a valid claim under its Financial Institution Bond, up to the $5 million coverage limit, and has filed the appropriate claim with its insurer.

6.  RELATED PARTY TRANSACTIONS

Mr. William R. Hough is chairman of the board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. We also have contracted with WRHC to periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate plus one-eighth of one percent, per an agreement entered into on August 15, 1995. For the nine months ended September 30, 2001, we purchased $549.2 million and sold $226.2 million of securities through WRHC. There were no securities sold under agreement to repurchase with WRHC during 2001.

Previously, we had borrowed from Mr. Hough, individually, $3.5 million on an unsecured, revolving line of credit basis and $1.5 million via term subordinated debt. The proceeds were used for holding company debt service. On May 8, 2001, we repaid both obligations in full. WRHC participated as a selling agent in the placement of the $15.0 million of convertible subordinated debentures due 2011 (the “Debentures”) that were issued on May 8, 2001 and was paid an $89,000 fee for its sales efforts. Mr. Hough, individually, purchased $3.7 million of the Debentures. No fee was paid on sale of the Debentures to Mr. Hough or to any other of our directors who purchased the Debentures.

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. Previously, we were paid a commission based on the net profits earned from sales of investment products on our premises. That arrangement was amended so that commissions paid to us are based on gross revenues. Fee income earned from this relationship was $108,000 and $234,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

7.  HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of September 30, 2001, the Bank had a net retained profit deficit for dividend payment purposes of $1.8 million which restricts it from further dividend payments to the Company during 2001 until there is a surplus for dividend payment purposes. On October 31, 2001, the Company had unrestricted cash to be used for debt service totaling $8.9 million. The Company’s annual debt service requirement is approximately $4.7 million.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands, except share data; unaudited)

	Quarters Ended

	Sept. 2001	June 2001	Mar. 2001	Dec. 2000	Sept. 2000

RESULTS OF OPERATIONS:

Interest income	$39,967	$41,542	$45,357	$47,605	$49,163

Interest expense	23,569	25,210	27,193	27,509	27,217

Net interest income	16,398	16,332	18,164	20,096	21,946

Loan loss provision	6,800	2,750	1,800	6,300	5,000

Net interest income after loan loss provision	9,598	13,582	16,364	13,796	16,946

Noninterest income (expense)	5,649	10,121	5,866	(7,088)	5,290

Operating expenses	18,413	19,140	18,113	19,618	17,951

Other noninterest expense	843	1,074	1,134	1,181	1,048

Income (loss) before income taxes and minority interest	(4,009)	3,489	2,983	(14,091)	3,237

Income tax benefit (expense)	1,385	(1,377)	(926)	5,063	(1,295)

Minority interest in income from subsidiary trust	(421)	(421)	(421)	(421)	(426)

Net income (loss)	$(3,045)	$1,691	$1,636	$(9,449)	$1,516

Earnings (loss) per share — basic	$(.27)	$.15	$.15	$(.90)	$.14

Weighted average shares outstanding — basic	11,328,559	10,589,284	10,556,647	10,555,989	10,555,989

Earnings (loss) per share — diluted	$(.27)	$.15	$.14	$(.90)	$.13

Weighted average shares outstanding — diluted	11,328,559	11,349,785	11,325,794	10,555,989	11,311,158

BALANCE SHEET DATA (at period-end):

Total assets	$2,448,210	$2,337,020	$2,496,181	$2,440,604	$2,490,181

Securities	743,109	603,552	469,560	406,957	440,312

Loans	1,461,195	1,518,263	1,656,609	1,711,342	1,790,143

Nonperforming assets	62,818	64,073	56,127	56,973	60,100

Allowance for loan losses	32,779	34,925	33,183	33,462	30,441

Deposits	2,125,196	2,049,047	2,211,392	2,157,817	2,195,515

Stockholders’ equity	179,559	179,188	176,059	172,341	178,109

Book value per share (dollars)	15.85	15.82	15.56	15.24	15.75

Tangible book value per share (dollars)	14.54	14.47	13.92	13.54	13.99

SELECTED OPERATING RATIOS:

Return on average assets	(0.51)%	0.29%	0.27%	(1.53)%	0.24%

Return on average equity	(6.73)	3.85	3.82	(21.16)	3.44

Net interest margin	2.91	2.93	3.09	3.45	3.73

Operating efficiency ratio	83.52	72.35	75.38	150.81	65.91

Loan loss allowance to portfolio loans	2.24	2.30	2.00	1.96	1.70

Loan loss allowance to nonperforming loans	58.72	58.98	64.87	66.12	56.30

CAPITAL RATIOS:

Equity to assets	7.33	7.67	7.05	7.06	7.15

Equity & minority interest to assets	8.50	8.90	8.20	8.24	8.31

Regulatory ratios — Bank:

Tier 1 (leverage)	8.25	7.85	7.02	7.18	7.25

Tier 1/risk assets	13.13	12.48	11.24	11.69	11.45

Risk-based capital	14.45	13.80	12.49	12.94	12.75

Regulatory ratios — Company:

Tier 1 (leverage)	7.60	7.17	6.34	6.30	6.37

Tier 1/risk-assets	12.13	11.27	10.14	10.27	10.05

Risk-based capital	15.44	14.55	12.55	12.69	12.48

OTHER DATA (at period-end):

Number of branch banking offices	71	72	80	80	81

Number of full-time equivalent employees	921	913	955	995	996

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	Sept. 2001	June 2001	Mar. 2001	Dec. 2000	Sept. 2000

SELECTED AVERAGE BALANCES & YIELDS/COSTS

Average balances:

Total assets	$2,370,356	$2,365,311	$2,461,161	$2,461,501	$2,493,665

Earning assets	2,238,227	2,230,601	2,319,727	2,322,256	2,349,434

Loans	1,499,189	1,582,080	1,689,516	1,766,250	1,827,556

Securities	645,368	494,170	385,839	425,030	450,488

Deposits	1,944,376	1,962,300	2,048,552	2,038,226	2,069,676

Other interest-bearing liabilities	76,892	71,210	68,177	71,115	72,411

Stockholders’ equity	179,387	175,986	173,728	177,655	175,225

Average yields/costs:

Earning assets	7.09%	7.46%	7.84%	8.16%	8.34%

Loans	7.77	8.12	8.45	8.69	8.88

Securities	5.97	6.28	6.58	6.44	6.41

Deposits	4.62	4.95	5.18	5.14	5.00

Other interest-bearing liabilities	4.71	5.53	5.97	6.70	6.76

NONPERFORMING ASSETS:

Nonperforming loans:

Residential first lien	$14,995	$13,864	$15,458	$14,502	$15,178

Warehouse lines of credit	1,804	2,421	2,421	3,029	2,467

Commercial real estate and multifamily	35,975	38,771	30,620	30,181	34,589

Commercial (business)	1,775	1,979	1,097	736	650

Home equity and consumer	623	1,432	1,092	1,680	766

High LTV	649	750	466	477	424

Total nonperforming loans(1)	55,821	59,217	51,154	50,605	54,074

Other nonperforming receivables	465	475	477	639	653

Other real estate:

Residential	1,264	1,513	1,679	2,559	1,737

Commercial	5,268	2,868	2,817	3,170	3,636

Total ORE	6,532	4,381	4,496	5,729	5,373

Total nonperforming assets	$62,818	$64,073	$56,127	$56,973	$60,100

(1)	Represents all loans on nonaccrual and all loans 90 days and over past due

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	Sept. 2001	June 2001	Mar. 2001	Dec. 2000	Sept. 2000

Loan loss allowance activity

Allowance for loan losses at beginning of period	$34,925	$33,183	$33,462	$30,441	$28,273

Loan discount (net) allocated to/ (from) purchased portfolios	—	—	—	(384)	—

Provision for loan losses	6,800	2,750	1,800	6,300	5,000

Net (charge-offs) recoveries:

Residential first lien	(249)	(230)	(162)	(484)	(345)

Warehouse lines of credit	(6,209)	24	(16)	(509)	(49)

Nonconforming first lien mortgages	(102)	(122)	(153)	(166)	(172)

Commercial real estate/multifamily	11	18	15	(530)	(54)

Commercial (business)	(429)	—	19	1	(41)

Home equity	(1,131)	(180)	(511)	(22)	(198)

Consumer	(31)	(16)	(123)	(22)	(97)

Other	(98)	(44)	(131)	(47)	(41)

High LTV	(708)	(458)	(1,017)	(1,116)	(1,835)

Net charge-offs	(8,946)	(1,008)	(2,079)	(2,895)	(2,832)

Allowance for loan losses at end of period	$32,779	$34,925	$33,183	$33,462	$30,441

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	0.20%	0.17%	0.11%	0.31%	0.21%

Warehouse lines of credit	327.69	(0.46)	0.19	5.51	0.37

Nonconforming first lien mortgages	0.72	0.80	0.94	0.99	0.98

Commercial real estate/multifamily	(0.01)	(0.01)	(0.01)	0.31	0.03

Commercial (business)	1.23	—	(0.06)	—	0.15

Home equity	3.04	0.51	1.46	0.06	0.59

Consumer	0.62	0.30	2.21	0.40	1.68

High LTV	8.62	5.28	11.00	6.52	8.80

Net charge-offs to average loans	2.39%	0.25%	0.49%	0.66%	0.62%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at September 30, 2001 and December 31, 2000

Overview

At September 30, 2001, we had total assets of $2.4 billion, stockholders’ equity of $179.6 million and a stated book value per share of $15.85, compared with total assets of $2.4 billion, stockholder’s equity of $172.3 million and a stated book value of $15.24 at December 31, 2000. Loans, net of allowances for loan losses, were $1.4 billion at September 30, 2001, a decrease of $249.5 million from $1.7 billion at December 31, 2000, while total deposits were $2.1 billion, a decrease of $32.6 million from $2.2 billion at year-end 2000.

Securities

Securities, including U.S. Treasury and federal agency securities, MBS, and Mortgage-Related Securities, were $743.1 million as compared to $407.0 million at the end of last year. The primary reason for the increase was the investment of funds from loan payoffs. At September 30, 2001, $693.8 million of securities were classified as available for sale, $24.9 million were classified as held to maturity and $24.4 million were trading assets. These trading assets consisted of: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998; (2) $10.1 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.4 million at September 30, 2001.

Loans

Total loans declined by $250.1 million from $1.7 billion at the prior year-end to $1.5 billion at September 30, 2001. The decrease was the result of four factors: (1) $99.9 million of the decline came from paydowns and other reductions in warehouse lines of credit, High LTV Loans and out-of-state loans, all of which are discontinued aspects of our lending operations, (2) there were $64.8 million of residential loans that were securitized into mortgage securities, (3) loans sold as part of branch sales transactions totaled $44.9 million, and (4) paydowns of other loans that exceeded new loan disbursements, including the portfolio of loans in our market area, totaled $40.5 million.

Allowance for Loan Losses

The allowance for loan losses amounted to $32.8 million (2.24% of portfolio loans) at September 30, 2001, compared with $33.5 million (1.96% of portfolio loans) at December 31, 2000. Activity to the allowance in 2001 included provisions for loan losses of $11.4 million and net loan charge-offs of $12.0 million. The $5.9 million charge-off of the Greatstone loan was recorded in the third quarter of 2001. At September 30, 2001, the ratio of the allowance for loan losses to nonperforming loans was 58.72% compared to 66.12% at the end of 2000.

Nonperforming Assets

Nonperforming assets amounted to $62.8 million (2.57% of total assets) at September 30, 2001, compared with $57.0 million (2.33% of total assets) at December 31, 2000, an increase of $5.9 million. In the second quarter of 2001, there were three commercial real estate loans placed in nonperforming status totaling $8.9 million, the largest of which was a $4.9 million hotel loan located in Florida. Residential nonperformers declined by $732,000 and ORE balances increased $803,000 to $6.5 million.

Deposits

Total deposits were $2.1 billion at September 30, 2001, a $32.6 million decrease from the prior year-end. The branch sales transactions completed in the second quarter of 2001 reduced total deposits by $117.3 million, while internal growth of $84.7 million partially offset the sales. By category, money market accounts increased by $64.2 million, certificates of deposit decreased by $71.5 million, checking accounts (including non-retail deposits such as official checks) decreased by $11.2 million, and savings deposits declined by $14.2 million (primarily from transfers to the money market product).

Holding Company Debt

Holding company debt increased by $1.4 million to $29.2 million at September 30, 2001 and was comprised of $14.2 million of convertible subordinated debentures due 2014 and $15.0 million convertible subordinated debentures due 2011. The previously existing senior debt, term subordinated debt and unsecured notes were all repaid on May 8, 2001, using the net proceeds from the issuance of the Debentures.

Stockholders’ Equity

Stockholders’ equity was $179.6 million at September 30, 2001, or 7.33% of total assets, compared to $172.3 million or 7.06% of total assets at December 31, 2000. The number of common shares outstanding at September 30, 2001 was 11,332,189. In the second quarter of 2001, the holders of the Company’s perpetual preferred stock converted their holdings into the Company’s common stock, increasing the number of common shares outstanding by 750,000. The conversion did not affect the total amount of stockholder’s equity or diluted earnings per share, as the perpetual preferred stock had previously been included as a common stock equivalent. At September 30, 2001, the Bank’s tier 1 (leverage) capital ratio was 8.25%, its tier 1 (risk-based) capital ratio was 13.13%, and its total risk-based capital ratio was 14.45%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at September 30, 2001, were 7.60%, 12.13%, and 15.44%, respectively.

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Three Months Ended September 30, 2001 and 2000

Overview

Net loss for the third quarter of 2001 was $3.0 million, or $.27 per share, (on a diluted basis), compared with income of $1.5 million, or $.13 per share on the same basis, for the same period in 2000. Excluding the provision for loan losses related to the $5.9 million Greatstone charge-off, net income for the current quarter would have been $636,000 or $.06 per share.

Analysis of Net Interest Income (see table on page 18)

Net interest income for the three months ended September 30, 2001, was $16.4 million compared with $21.9 million for the same period last year, a $5.5 million or 25.3% decrease. The decrease was the result of two major factors, the largest of which was a $328.4 million decline in the average balance of loans outstanding. This decline was primarily the result of payoffs and sales of discontinued loan products, including warehouse lines of credit, High LTV Loans, and loans outside the State of Florida. Net interest income also was adversely affected by the rapid decline in market interest rates that have occurred in 2001 which, when combined with our asset sensitive interest rate position during the first 120 days following a rate change, resulted in a decline in asset yield. Average asset yield decreased by 125 basis points from 8.34% for the same period in 2000 to 7.09% for 2001. The average cost of interest-bearing liabilities decreased by 42 basis points from 5.05% to 4.63%, also a result of the rapid decline in market interest rates that has occurred during 2001.

Noninterest Income

Noninterest income for the three months ended September 30, 2001, was $5.6 million compared with $5.3 million for the same period in 2000, an increase of $359,000. Gains on sale of loans and securities contributed $1.5 million to noninterest income in 2001 and a $1.1 million gain was recorded on the sale of High LTV Loan servicing. A $1.1 million reduction in loan service fees partially offset these gains. Early payoffs to the servicing portfolio increased significantly which reduced service fee revenue and required an accelerated amortization of capitalized loan servicing rights.

The following table reflects the components of noninterest income for the three months ended September 30, 2001, and 2000 ($ in thousands; unaudited):

	For the Three Months Ended September 30,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$1,768	$2,053	$(285)

Loan service fees	199	1,340	(1,141)

Other loan fee income	569	1,402	(833)

Gains on sale of loans and securities, net	1,515	10	1,505

Other income	1,598	485	1,113

Total noninterest income	$5,649	$5,290	$359

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended September 30, 2001 and 2000 ($ in thousands; unaudited):

	Three Months Ended September 30,

	2001			2000

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,499,189	$29,402	7.77%	$1,827,556	$40,723	8.88%

Investment securities	6,640	98	5.90	19,073	293	6.15

Mortgage-backed securities	614,217	9,246	6.02	394,213	6,635	6.73

Trading securities	24,511	293	4.77	37,202	293	3.14

Interest bearing deposits in banks	7,409	68	3.62	6,653	111	6.63

FHLB stock	13,168	224	6.75	13,816	269	7.75

Federal funds sold	73,094	637	3.41	50,921	839	6.45

Total interest earning assets	2,238,228	39,968	7.09	2,349,434	49,163	8.34

Noninterest earning assets	132,128			144,231

Total assets	$2,370,356			$2,493,665

Interest bearing liabilities:

Interest checking	$162,516	$195	0.48%	$174,949	$350	0.80%

Money market	351,219	3,083	3.48	296,040	3,306	4.44

Savings	53,548	210	1.56	60,791	250	1.63

Passbook Gold	131,572	1,212	3.66	162,970	1,673	4.08

Time deposits	1,245,521	17,964	5.72	1,374,926	20,410	5.91

FHLB advances	4,026	45	4.47	2,449	42	6.85

Other borrowings	72,866	860	4.71	69,962	1,186	5.58

Total interest bearing liabilities	2,021,268	23,569	4.63	2,142,087	27,217	5.05

Noninterest bearing liabilities	169,701			176,353

Stockholders’ equity	179,387			175,225

Total liabilities and equity	$2,370,356			$2,493,665

Net interest income/net interest spread		$16,399	2.46%		$21,946	3.29%

Net interest margin			2.91%			3.73%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(7,734)	$(3,586)	$(11,320)

Investment securities	(100)	(95)	(195)

Mortgage-backed securities	3,165	(554)	2,611

Trading securities	(120)	120	—

Interest bearing deposits in banks	11	(55)	(44)

FHLB stock	(12)	(33)	(45)

Federal funds sold	283	(485)	(202)

Total change in interest income	(4,507)	(4,688)	(9,195)

Interest bearing liabilities:

Interest checking	(23)	(132)	(155)

Money market	558	(782)	(224)

Savings	(28)	(11)	(39)

Passbook Gold	(298)	(162)	(460)

Time deposits	(1,862)	(584)	(2,446)

FHLB advances	24	(21)	3

Other borrowings	114	(440)	(326)

Total change in interest expense	(1,515)	(2,132)	(3,647)

(Decrease) in net interest income	$(2,992)	$(2,556)	$(5,548)

Noninterest Expense

Operating expenses for the third quarter of 2001 were $18.4 million compared with $18.0 million for the same period last year, an increase of $462,000 or 2.57%. This included a $612,000 increase in salaries and benefits, primarily as a result of increased staffing for loan and deposit production, and a $181,000 increase in costs associated with collecting and resolving nonperforming assets. Savings from branch sales and closing of underperforming branches reduced expenses by $367,000, partially offsetting the increases. Total noninterest expenses, which includes operating expenses, amortization of premium on deposits and goodwill, and ORE-related costs, were $19.3 million for the three months ended September 30, 2001 compared with $19.0 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended September 30, 2001 and 2000 ($ in thousands; unaudited):

	For the Three Months Ended September 30,

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$9,919	$9,307	$612

Net occupancy expense	3,993	3,935	58

Advertising and marketing	159	91	68

Data processing fees and services	1,055	1,145	(90)

Loan collection costs	530	349	181

Other operating expense	2,757	3,124	(367)

Total operating expenses	18,413	17,951	462

ORE expense, net of ORE income	32	84	(52)

Amortization of premium on deposit and goodwill	811	964	(153)

Total noninterest expense	$19,256	$18,999	$257

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Nine Months Ended September 30, 2001 and 2000

Overview

Net income for the first nine months of 2001 was $282,000, or $.01 per share (on a diluted basis), compared with net income of $4.9 million, or $.43 per share on the same basis for the same period of 2000. Excluding provision for loan losses related to the $5.9 million Greatstone charge-off, net income would have been $4.0 million or .34 per share.

Analysis of Net Interest Income (see table on page 21)

Net interest income for the nine months ended September 30, 2001 was $50.9 million, compared with $69.6 million for the same period last year, a $18.7 million or a 26.9% decrease. Interest income was $126.9 million for the nine months ended 2001, a decrease of $22.7 million over the same period in 2000. Interest expense decreased by $4.0 million. Average asset yield decreased by 81 basis points from 8.27% for the same period in 2000 to 7.46% for 2001. The average cost of interest-bearing liabilities increased by 9 basis points from 4.85% to 4.94%. As a result, net interest margin, which includes the benefit of noninterest bearing funds, decreased by 85 basis points from 3.82% for 2000 to 2.97% for 2001 and net interest spread decreased 90 basis points from 3.42% in 2000 to 2.52% for the nine months ended September 30, 2001.

Noninterest Income

Noninterest income for the nine months ended September 30, 2001, was $21.6 million compared with $14.4 million for the same period of 2000, an increase of $7.2 million. In 2001, noninterest income included a $5.1 million gain on loans and securities, a $4.5 million gain on sale of branches and a $1.1 million gain on sale of High LTV Loan servicing. A $2.4 million reduction in loan service fees partially offset these gains. Early payoffs to the servicing portfolio increased significantly which reduced service fee revenue and required an accelerated amortization of capitalized loan servicing rights.

The following table reflects the components of noninterest income for the nine months ended September 30, 2001, and 2000 ($ in thousands; unaudited):

	For the Nine Months Ended September 30,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$5,661	$5,943	$(282)

Loan service fees	2,183	4,552	(2,369)

Other loan fee income	2,732	3,380	(648)

Gains (losses) on sale of loans and securities, net	4,195	(907)	5,102

Gain on sale of branches	4,483	—	4,483

Other income	2,382	1,431	951

Total noninterest income	$21,636	$14,399	$7,237

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the nine months ended September 30, 2001 and 2000 ($ in thousands; unaudited):

	Nine Months Ended September 30,

	2001			2000

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:

Loans, net	$1,589,950	$96,992	8.11%	$1,864,840	$124,207	8.84%

Investment securities	9,106	432	6.32	21,431	947	5.89

Mortgage-backed securities	472,880	22,348	6.30	384,884	19,092	6.61

Trading securities	26,472	964	4.86	38,218	878	3.06

Commercial paper	—	—	—	2,507	112	5.87

Interest bearing deposits in banks	7,533	261	4.63	5,907	294	6.64

FHLB stock	13,393	693	6.91	13,816	810	7.83

Federal funds sold	142,653	5,177	4.79	71,284	3,256	6.00

Total interest earning assets	2,261,987	126,867	7.46	2,402,887	149,596	8.27

Noninterest earning assets	136,623			147,731

Total assets	$2,398,610			$2,550,618

Interest bearing liabilities:

Interest checking	$168,597	$655	0.52%	$181,530	$1,058	0.78%

Money market	334,088	9,791	3.92	275,079	8,886	4.31

Savings	55,134	653	1.58	61,749	759	1.64

Passbook Gold	130,005	3,810	3.92	189,103	5,789	4.09

Time deposits	1,296,870	58,163	6.00	1,426,762	60,089	5.63

FHLB advances	1,860	71	5.11	1,332	68	6.85

Other borrowings	70,223	2,831	5.38	67,765	3,319	6.53

Total interest bearing liabilities	2,056,777	75,973	4.94	2,203,320	79,968	4.85

Noninterest bearing liabilities	165,445			176,678

Stockholders’ equity	176,388			170,620

Total liabilities and equity	$2,398,610			$2,550,618

Net interest income/net interest spread		$50,894	2.52%		$69,628	3.42%

Net interest margin			2.97%			3.82%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:

Loans, net	$(21,214)	$(6,001)	$(27,215)

Investment securities	(472)	(43)	(515)

Mortgage-backed securities	3,965	(709)	3,256

Trading securities	(324)	411	87

Commercial paper	(112)	—	(112)

Interest bearing deposits in banks	70	(101)	(31)

FHLB stock	(27)	(91)	(118)

Federal funds sold	2,693	(772)	1,921

Total change in interest income	(15,365)	(7,362)	(22,727)

Interest bearing liabilities:

Interest checking	(74)	(330)	(404)

Money market	1,768	(863)	905

Savings	(80)	(26)	(106)

Passbook Gold	(1,748)	(232)	(1,980)

Time deposits	(5,374)	3,448	(1,926)

FHLB advances	30	(27)	3

Other borrowings	(114)	(374)	(488)

Total change in interest expense	(5,592)	1,596	(3,996)

(Decrease) in net interest income	$(9,773)	$(8,958)	$(18,731)

Noninterest Expense

Operating expenses for the nine months ended September 30, 2001 were $55.7 million compared with $55.9 million for the same period last year, a decrease of $241,000 or .43%. This improvement includes a $1.9 million decrease in other operating expenses, and a $446,000 decrease in net occupancy expense. These improvements were partially offset by a $1.5 million increase in salaries and benefits, largely from adding new loan production staff and periodic employee salary increases. Total noninterest expenses, which includes operating expenses, were $58.7 million for the nine months ended September 30, 2001, compared with $59.2 million for the same period last year.

The following table reflects the components of noninterest expense for the nine months ended September 30, 2001 and 2000 ($ in thousands; unaudited):

	For the Nine Months Ended September 30, 2001

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$29,365	$27,822	$1,543

Net occupancy expense	11,532	11,978	(446)

Advertising and marketing	1,338	880	458

Data processing fees and services	3,090	3,504	(414)

Loan collection costs	1,540	978	562

Other operating expense	8,801	10,745	(1,944)

Total operating expenses	55,666	55,907	(241)

ORE expense, net	412	430	(18)

Amortization of premium on deposits and goodwill	2,638	2,894	(256)

Total noninterest expense	$58,716	$59,231	$(515)

Part II.  Other Information

Item 1.  Legal Proceedings

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 5.  Other Information

None reported.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC

Date:	November 13, 2001	By:	/s/ William R. Klich

William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	November 13, 2001	By:	/s/ William R. Falzone

William R. Falzone Treasurer (principal financial and accounting officer)