Form 10-K
period 2001-12-31
REPUBLIC BANCSHARES INC
filed 2002-03-08
CIK 1005501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	Commission File
December 31, 2001	No. 0-27652

REPUBLIC BANCSHARES, INC.

(Exact Name of Registrant As Specified In Its Charter)

FLORIDA	59-3347653
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL	33701
(Address of Principal Office)	(Zip Code)

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant, based upon the average bid and asked prices, was approximately $159,251,000 on February 21, 2002. As of that date, there were 11,335,339 shares of the Registrant’s Common Stock, par value $2.00 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

TABLE OF CONTENTS

PART I

Item 1.	BUSINESS

	Background and Prior Operating History	1
	Business of Republic Bancshares, Inc.	2
	Subsequent Events	3
	Critical Accounting Policies	3
	Sources of Funds	4
	Lending Activities	5
	Credit Administration	7
	Asset Quality	8
	Investment Activities	12
	Employees	12
	Market Area	12
	Market Risk	13
	Supervision and Regulation	14
	Effects of Inflation	19
	Changes in Accounting Standards	20
Item 2.	PROPERTIES	20
Item 3.	LEGAL PROCEEDINGS	20
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	20
Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA	21
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	Years Ended December 31, 2001 and 2000	23
	Years Ended December 31, 2000 and 1999	28
	Selected Quarterly Financial Data	33
	Asset/Liability Management and Liquidity	33

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	36

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	36
Item 11.	EXECUTIVE COMPENSATION	37
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	37
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	37

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	38

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Annual Report on Form 10-K (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning events, many of which, by their nature are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings for the year ending December 31, 2002 and thereafter, include many factors that are beyond our ability to control or estimate precisely. Some factors include: the adequacy of our loan loss allowance; our ability to recover any or all of the claim under our Financial Institution Bond; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our annual report, we do not intend to review or revise any particular forward-looking statement referenced herein in light of future events.

PART I

Item 1.      BUSINESS

Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (as amended). We conduct business mainly through our banking subsidiary, Republic Bank (the “Bank”); a Florida-chartered commercial bank headquartered in St. Petersburg, Florida and provide a broad range of traditional commercial banking services. At December 31, 2001, our branch network consisted of 71 branches throughout Florida and our consolidated assets totaled $2.5 billion, loans totaled $1.4 billion, deposits were $2.1 billion and stockholders’ equity was $172.0 million. The Bank’s activities are regulated by the Florida Department of Banking and Finance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).

Background and Prior Operating History

1994 – 1999: Expansion of the Retail Banking Franchise
During the latter part of 1994 and throughout 1995, the Bank increased its retail banking presence on the west coast of Florida. We opened 13 new branches, increasing our market presence in existing counties and expanding into Pasco County. In February 1996, we converted to a holding company structure.

During 1997 and 1998, we further expanded our retail banking franchise via our acquisition of Firstate Financial, F.A., a thrift institution headquartered in Orlando, Florida and, in September 1997, we acquired and merged in a stock-for-stock transaction with F.F.O. Financial Group, Inc. (“FFO”), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County. That merger further increased our presence in central Florida by adding 11 branches in Brevard, Orange and Osceola Counties. At the time of the merger, FFO had total assets of $328.4 million, total loans of $222.4 million and total deposits of $281.3 million.

In June 1998, we acquired seven branch offices from BankAmerica, all of which were located in Florida. At acquisition, these branches had deposit liabilities of $199.9 million and loans of $114.4 million. We also acquired an additional BankAmerica branch located in Brunswick, Georgia, which has since been sold.

On August 13, 1998, we purchased a branch office in Deerfield Beach (Broward County), Florida from the Dime Savings Bank, F.S.B. At acquisition, the branch had $206.7 million of deposits.

On November 5, 1998, we acquired Bankers Savings Bank, F.S.B. (“BSB”), Coral Gables, Florida, and Lochaven Federal Savings and Loan Association (“Lochaven”), Orlando, Florida, in stock-for-stock transactions. At the date of acquisition, BSB had total assets of $70.0 million, total loans of $46.2 million and total deposits of $61.1 million. Lochaven had total assets of $56.5 million, total loans of $44.8 million and total deposits of $54.0 million.

During 1998, we purchased three branches and leased 22 branches from BankAmerica that had been closed in connection with their acquisition of Barnett Banks, N.A. Two of the purchased branches were in Hillsborough County and the third in Lee County. The leased branches were in Broward, Clay, Collier, Miami-Dade, Marion, Palm Beach, Pinellas and Volusia Counties. We had opened three of these branches by the end of 1998 and during 1999 we opened the remaining branches.

1996 – 1998: Non-Traditional Mortgage Banking Activities
In 1996, a mortgage banking operation was initiated that placed an emphasis on non-traditional mortgage products but losses from that operation in 1998 caused us to cease those activities. All out-of-state loan production offices were closed and we discontinued the telemarketing efforts that were the source of the majority of the loan originations by that mortgage banking unit. At year-end 1998, a restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated.

2000 – 2001: Positioning the Company for the Future
In March 2000, the board of directors of the Company and the Bank announced the appointment of Mr. William R. Klich as President and Chief Executive Officer of the Company and the Bank. Mr. Klich has over 31 years of banking experience and from 1990-1993 was the President and Chief Executive Officer for Coast Bank, F.S.B., located in Sarasota, Florida. After Coast Bank was acquired by SunTrust Banks in mid-1993, Mr. Klich remained with SunTrust Bank, Gulf Coast, as its Corporate Banking Executive. In early 1996, he was promoted to the position of Chairman and Chief Executive Officer of the $2.4 billion SunTrust Bank, Gulf Coast, serving Manatee, Sarasota and Charlotte Counties.

During 2000 and 2001, we focused our efforts on positioning the Company for the future, and implemented these strategic initiatives:

•	Completed the restructuring of the branch franchise by selling seven branches and closing four underperforming offices. Two new offices were opened in 2001, four branch offices are scheduled to open in 2002 and one underperforming branch will be closed in 2002;
•	Rounded out the management team by adding strong, experienced executives in key areas of the Company;
•	Restructured holding company debt by adding $15.0 million of regulatory capital and paying off all senior debt;
•	Strengthened the credit and underwriting process, implementing a traditional and conservatively-underwritten menu of lending products and building loan production to an annualized level of over $900 million per year, based on our production volume for the fourth quarter of 2001;
•	Revamped deposit product lines by converting the entire checking account base into seven new customer-driven products to reduce, over time, dependence on non-core deposit sources;
•	Continued the ongoing Profit Improvement Program, providing cost-savings to offset the additional expenses from growth in the loan and deposit production areas;
•	Maintained strong capital and liquidity positions.

Business of Republic Bancshares, Inc.

Our business plan for 2002 and beyond includes a continuation of these principal business strategies:

•	Concentration on and expansion of our core market;
•	“Conservative” and “plain vanilla” lending;
•	Diversification of the loan portfolio through the origination of consumer lending products through our retail banking outlets and the continued development of commercial lending activities to small and medium sized businesses as well as high net worth individuals;
•	Implementation of residential lending as the cornerstone of our retail banking efforts;
•	Reduction of nonperforming assets.

Subsequent Events — Sale of the Subordinate Tranche from a High LTV Loan Securitization

In 1998, the Bank securitized and sold $240.0 million of High LTV Loans, retained the residual interest from the securitization and purchased a $12.0 million subordinate tranche from the securitization for $10.9 million. In February 2002, the Bank sold the subordinate tranche for net proceeds approximately equal to the carrying value of the security. The sale substantially reduces exposure to future losses from High LTV Loan-related assets.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, advises all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies, the following may involve a higher degree of judgment and complexity.

Fair Value. Certain financial instruments are accounted for as trading assets and are recorded at fair value, with unrealized gains and losses reflected in results of operations. Fair values are based on listed market prices, where possible. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, the Company’s estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value.

Transfers of Financial Assets. From time to time we may engage in securitization activities. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125” and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. We recognize any interests in the transferred assets and any liabilities incurred in securitization transactions on its consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of income. The use of different pricing models or assumptions could produce different financial results.

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Our actual provision for loan losses in future periods may differ from our estimates.

Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances if required.

Sources of Funds

Our primary source of funds for lending, investment and other general business purposes are deposit accounts. In addition to deposits, another principal source of funds is loan repayments. The Bank’s loan portfolio contains a significant amount of seasoned loans that are anticipated to repay rapidly during the next few years. If necessary, additional funding is available by borrowing from the FHLB, which has been granted a blanket lien on our residential loan portfolio as collateral. We have not relied on brokered deposits in the past and do not foresee a need to do so in the future. To the extent that short-term financing is required, we intend to rely on repurchase agreements, FHLB advances, and other traditional money market sources of funding. For additional discussion of asset/liability management policies and strategies see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management and Liquidity”.

We offer a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. At December 31, 2001, time deposits in amounts of $100,000 or more constituted 12.03% of total deposits.

The following table shows the principal types of deposit accounts we offer and the aggregate amounts of those accounts at December 31, 2001 ($ in thousands):

	Weighted
	Average		Percent of
	Interest Rate	Amount	Total Deposits

Noninterest bearing	0.00%	$152,972	7.18%
Interest checking	0.38	186,817	8.77
Money market deposits	2.33	394,278	18.51
Savings deposits	2.06	189,557	8.90
Time deposits with original maturities of:
One year or less	4.80	939,220	44.09
Over one year through five years	5.36	267,500	12.55

Time deposits(1)	4.92	1,206,720	56.64

Total deposits	3.44%	$2,130,344	100.00%

(1)	Includes time deposits in amounts of $100,000 or more of $256.3 million.

At December 31, 2001, scheduled maturities of our time deposits were as follows ($ in thousands):

Year ended		Percent of
December 31,	Amount	Total Time Deposits

2002	$939,220	77.83%
2003	151,013	12.51
2004	51,052	4.23
2005	51,708	4.29
2006	13,468	1.12
Thereafter	259	0.02

Total time deposits	$1,206,720	100.00%

Lending Activities

We originate a full range of traditional lending products for our portfolio, using conservative underwriting guidelines that were revamped in 2000. Under our business plan, our residential loan originations will be made in our Florida markets using strong underwriting standards. Commercial real estate lending will continue to be an important line of business with this product line focused on borrowers within Florida. We will strongly emphasize development of our commercial lending products to small and medium-sized businesses and high net worth individuals and origination of consumer lending products, primarily home equity loans. Lending to borrowers outside Florida has been discontinued. We also discontinued mortgage warehouse lending and reduced our portfolio balance to $718,000, which was comprised of loan collateral in various stages of liquidation. Origination of subprime first lien loans and second lien High LTV Loans was eliminated and these portfolios are substantially reduced from prior years.

For 2001, loan originations from all product types totaled $703.3 million. Of this amount, originations of commercial real estate and commercial (business) loans totaled $312.2 million, consumer loan originations (primarily home equity loans) totaled $201.9 million and residential loan originations were $189.2 million.

The following tables show information about our loan portfolio, based on total dollars and percent of portfolio, by collateral type as of the dates indicated ($ in thousands):

Based on total dollars:	At December 31,

	2001	2000	1999	1998	1997

Real estate mortgage loans:
One-to-four family residential	$432,803	$641,557	$720,184	$738,489	$686,661
Multifamily residential	62,565	85,338	80,212	92,209	84,863
Subprime mortgages	50,743	65,662	79,562	72,980	—
Warehouse lines of credit	718	39,835	96,873	132,973	—
High LTV loans	29,275	37,894	92,584	116,764	—
Commercial real estate	498,013	555,081	587,625	510,212	330,462
Home equity loans	217,726	137,845	118,737	104,803	47,365

Total real estate mortgage loans	1,291,843	1,563,212	1,775,777	1,768,430	1,149,351
Commercial (business) loans	108,453	124,699	90,378	84,002	39,119
Consumer loans and other loans	20,715	23,431	23,737	43,857	27,430

Total portfolio loans	1,421,011	1,711,342	1,889,892	1,896,289	1,215,900
Allowance for loan losses	(31,997)	(33,462)	(28,177)	(28,077)	(22,023)

Portfolio loans, net of allowance	1,389,014	1,677,880	1,861,715	1,868,212	1,193,877
Loans held for sale:
Residential first mortgage loans	—	—	—	184,176	141,556
High LTV loans	—	—	—	—	45,670

Loans held for sale	—	—	—	184,176	187,226

Total loans	$1,389,014	$1,677,880	$1,861,715	$2,052,388	$1,381,103

Based on percent of portfolio:	December 31,

	2001	2000	1999	1998	1997

Real estate mortgage loans:
One-to-four family residential	30.46%	37.49%	38.11%	38.94%	56.47%
Multifamily residential	4.40	4.99	4.24	4.86	6.98
Subprime mortgages	3.57	3.84	4.21	3.85	—
Warehouse lines of credit	0.05	2.33	5.13	7.01	—
High LTV loans	2.06	2.21	4.90	6.16	—
Commercial real estate	35.05	32.43	31.09	26.91	27.18
Home equity loans	15.32	8.05	6.28	5.53	3.90

Total real estate mortgage loans	90.91	91.34	93.96	93.26	94.53
Commercial (business) loans	7.63	7.29	4.78	4.43	3.22
Consumer loans and other loans	1.46	1.37	1.26	2.31	2.25

Total portfolio loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturities of our real estate secured loans at December 31, 2001 and 2000. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This table also shows the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics ($ in thousands):

	December 31, 2001		December 31, 2000

Type of loan:	Real Estate	Commercial	Real Estate	Commercial

Amounts due:
One year or less	$263,424	$41,717	$353,830	$56,153
After one through five years	180,231	56,856	225,927	51,378
More than five years	848,188	9,880	983,455	17,168

Total	$1,291,843	$108,453	$1,563,212	$124,699

Interest rate terms on amounts due after one year:
Adjustable	$574,317	$44,941	$594,261	$43,871
Fixed	454,230	21,795	615,121	24,675

Total	$1,028,547	$66,736	$1,209,382	$68,546

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

Our lending policy addresses certain lending considerations set forth in the Guidelines, including loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each category of real estate loans. Our policy, subject to certain approval exceptions, establishes, among other things, the following maximum LTV limits: raw land (60%); land development (75%); construction (commercial, multifamily and non-residential) — (80%) and improved property (60%-85%, depending on collateral type). Loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. The board of directors reviews and approves our lending policies at least annually.

Our commercial (business) lending is based on a strategy of extending credit to the Florida business community, with commercial loans being made to small and medium-sized businesses and high net worth individuals with satisfactory cash flows.

We manage our loan portfolio on an ongoing basis using written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. We undertake regular portfolio reviews to estimate loss exposure and determine compliance with policies. (See “Item 1. Business — Asset Quality”).

Asset Quality

Allowance/Provision for Loan Losses

Loan loss allowance activity during 2001 included $17.0 million of loan charge-offs (net of recoveries), $613,000 reallocated from the allowance to loan discounts and a $16.2 million provision for loan losses. Activity during 2000 included a $20.7 million provision for loan losses, loan charge-offs (net of recoveries) of $15.0 million and $389,000 reallocated from the allowance to loan discounts.

The allowance for loan losses represents our estimate of an amount adequate to provide for probable losses inherent in the loan portfolio based on our historical data and the current status of the loan portfolio. However, there may be additional risks of losses in the future, which cannot be quantified precisely or attributed to particular loans or classes of loans. Because those risks include general economic trends, as well as available information about conditions affecting individual borrowers, our estimate of the allowance needed is necessarily an approximation. The allowance is also subject to regulatory examinations and determinations as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peers identified by the regulatory agencies.

We conduct an ongoing evaluation and grading of the loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the estimation of the overall allowance necessary based on historical experience. The Bank’s Loan Review Department independently rates loans and, on a quarterly basis, meets with senior management and the loan officers to discuss all loans that have been identified as potential credit quality problems. The Loan Review Department reports its findings to the Directors’ Audit Committee to ensure independence of the loan grading function.

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

The following table shows information concerning the activity in the allowance for loan losses during the periods indicated ($ in thousands):

	Years Ended December 31,

	2001	2000	1999	1998	1997

Allowance at beginning of period	$33,462	$28,177	$28,077	$22,023	$19,774
Loan discount allocated to/(from) the allowance for purchased loans	(613)	(389)	(195)	(4,303)	171
Charge-offs:
Residential first lien	(1,645)	(2,790)	(2,980)	(1,481)	(974)
Warehouse lines of credit	(6,695)	(5,077)	—	—	—
Commercial real estate/multi-family	(3,527)	(776)	(838)	(266)	(15)
Commercial (business)	(1,022)	(68)	(353)	(1,450)	(125)
High LTV	(2,991)	(6,413)	(5,357)	—	—
Home equity	(2,271)	(1,213)	(730)	—	—
Consumer and other loans	(700)	(469)	(865)	(1,197)	(288)

Total charge-offs	(18,851)	(16,806)	(11,123)	(4,394)	(1,402)
Recoveries:
Residential first lien	287	260	695	112	3
Warehouse lines of credit	227	51	—	—	—
Commercial real estate/multi-family	297	481	18	183	54
Commercial loans (business)	206	63	184	48	152
High LTV	536	764	301	—	—
Home equity	176	61	52	—	—
Consumer and other loans	120	100	245	147	24

Total recoveries	1,849	1,780	1,495	490	233

Net charge-offs	(17,002)	(15,026)	(9,628)	(3,904)	(1,169)

Provision for loan losses	16,150	20,700	9,923	14,261	3,247

Allowance at end of period	$31,997	$33,462	$28,177	$28,077	$22,023

Net charge-offs to average loans	1.09%	0.82%	0.50%	0.22%	0.10%

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

The allocation of the allowance may change from year to year should we determine that the risk characteristics of the loan portfolio and off-balance sheet commitments have changed ($ in thousands):

	2001		2000

		Percent of		Percent of
Allowance Allocation	Amount	Portfolio	Amount	Portfolio

Performing/not classified:
Residential loans	$1,248	29.79%	$2,109	36.35%
High LTV & subprime loans	4,576	5.26	6,124	5.82
Warehouse lines of credit	—	—	368	1.97
Commercial (business)	897	6.31	1,205	7.00
Commercial real estate/multi-family	4,238	33.14	4,924	30.21
Consumer & other	2,910	16.66	1,950	11.78
Special mention	918	3.23	—	—

Subtotal	14,787	94.39	16,680	93.13
Nonperforming/classified:
Special mention	—	—	1,040	3.04
Substandard & nonperforming	12,860	5.53	8,668	3.48
Doubtful	491	0.08	3,013	0.35
Loss	—	—	—	—

Subtotal	13,351	5.61	12,721	6.87
Unfunded portion of closed loans	1,244	—	919	—
Unallocated	2,615	—	3,142	—

Total	$31,997	100.00%	$33,462	100.00%

Nonperforming Assets

Nonperforming assets include: (1) loans which are 90 days or more past due; (2) loans which are less than 90 days past due but where sufficient doubt exists as to the possibility of collecting additional interest; and (3) other real estate (“ORE”) and other assets acquired in satisfaction of a loan. Nonperforming loans that are restructured and are current as to their revised terms remain in nonperforming status until there is sufficient payment history to warrant upgrade to performing status.

As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. If there is sufficient doubt as to the collection of future interest a loan may also be placed in non-accrual status before becoming 90 days or more past due. When a loan is placed in non-accrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Interest income on non-accrual loans is recognized only when received.

Loans classified as nonaccrual totaled $46.2 million at December 31, 2001, compared with $49.4 million at December 31, 2000, a decrease of $3.2 million. At December 31, 2001 and 2000, we had nonperforming assets (including loans classified as non-accrual) of $63.3 million or 2.57% of total assets and $57.0 million or 2.33% of total assets, respectively. Accruing loans, which were 90 days past due amounted to $12,000 at December 31, 2001 and $1.2 million at December 31, 2000, and primarily consisted of loans in process of renewal. (See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Balance Sheets at December 31, 2001 and 2000”).

The following table shows information regarding the components of nonperforming assets at the dates indicated ($ in thousands):

	At December 31,

	2001	2000	1999	1998	1997

Non-accrual loans:
One-to-four family residential	$7,812	$9,808	$13,642	$19,579	$17,101
Multifamily residential	231	—	—	183	194
Subprime mortgages	4,346	3,485	4,973	3,369	—
Warehouse lines of credit	718	3,029	868	—	—
High LTV loans	919	477	474	—	—
Commercial real estate	29,786	30,181	3,252	9,888	9,121
Commercial (business)	1,196	736	797	1,312	2,031
Home equity and consumer	1,189	1,680	973	1,261	638

Total nonaccrual loans	46,197	49,396	24,979	35,592	29,085
Other nonperforming receivables	178	639	736	1,010	1,319
ORE acquired through foreclosure	16,893	5,729	5,332	4,951	8,191
Accruing loans 90 days past due	12	1,209	171	1,232	196

Nonperforming assets	$63,280	$56,973	$31,218	$42,785	$38,791

Nonperforming loans to loans	3.25%	2.96%	1.33%	1.94%	2.41%
Nonperforming assets to total assets	2.57%	2.33%	1.22%	1.71%	2.31%

Other Real Estate

All ORE assets are recorded at the lower of cost or estimated fair market value, less selling costs, based on appraisal information that is updated when a property is taken into ORE and thereafter, when determined appropriate by management, but no less than annually.

The following table shows information regarding ORE balances, net of allowances, as of the dates indicated ($ in thousands):

	At December 31,

	2001	2000	1999	1998	1997

Residential houses	$1,313	$2,559	$3,245	$2,258	$2,613
Vacant land and lots	5	—	448	1,431	2,254
Commercial land developed for sale	14,233	243	—	890	2,835
Income-producing commercial buildings	1,342	1,522	1,190	310	427
Vacant commercial buildings	—	1,405	449	62	62

Total ORE	$16,893	$5,729	$5,332	$4,951	$8,191

ORE to total assets	0.69%	0.23%	0.21%	0.20%	0.49%

Troubled Debt Restructurings

In a troubled debt restructuring (“TDR”), the creditor allows the debtor certain concessions that would normally not be granted, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. At December 31, 2001 and 2000, the loan portfolio included TDR’s amounting to $773,000 and $1.5 million, respectively. All restructured loans, as of December 31, 2001 and 2000, were performing loans.

Investment Activities

The investment portfolio serves a primary role in our balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and liquidity requirements. Florida statutes require that a specified minimum amount of liquid assets be maintained based primarily on the level of deposits. At December 31, 2001 and throughout the year, the amount of liquid assets maintained exceeded the regulatory minimum.

Employees

At December 31, 2001, we had 896 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement.

Market Area

As of December 31, 2001, we operated 71 full-service branches in 17 counties throughout Florida, a highly competitive state for financial services of all kinds. Competition for deposits also exists from money market funds and credit unions. Consumers can choose from a wide range of suppliers of personal credit, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions and through alternative delivery channels such as the Internet.

We ranked 12th among holding companies and 18th among all depository institutions in the state of Florida in terms of deposits held as of June, 2001, the latest date for which data is available. As the following table indicates, market share ranges from 0.06% in Lee County to 9.48% in Osceola County.

Branch Deposits in Florida by County
($ in thousands)

	At December 31, 2001		As of June 30, 2001

	Number of	Republic	Republic	Florida	Market
	Branch Offices	Deposits	Deposits	Total	Share

Brevard	5	$175,571	$167,725	$4,699,213	3.57%
Broward	9	271,621	258,791	23,978,501	1.08
Collier	1	44,787	19,710	5,194,418	0.38
Hernando	1	28,483	24,515	1,935,068	1.27
Hillsborough	2	10,989	10,186	11,103,340	0.09
Lee	1	19,774	3,909	6,124,239	0.06
Manatee	7	178,670	184,457	3,121,749	5.91
Marion	3	75,577	70,714	2,771,218	2.55
Monroe	4	98,370	87,142	1,472,435	5.92
Orange	2	74,303	61,718	10,326,586	0.60
Osceola	5	121,192	121,824	1,285,161	9.48
Palm Beach	3	68,791	58,010	22,096,044	0.26
Pasco	3	77,997	76,076	4,208,399	1.81
Pinellas	20	753,543	775,734	13,565,454	5.72
Sarasota	3	84,659	85,153	7,085,299	1.20
Seminole	1	29,394	31,927	3,386,659	0.94
Volusia	1	16,623	17,197	5,619,071	0.31

Total	71	$2,130,344	$2,054,788	$127,972,854	1.61%

Market Risk

The market risk inherent in market sensitive instruments is the potential loss arising from changes in interest rates, which cause changes in prices of marketable equity securities. One of our primary objectives is to reduce fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the board of directors has established interest-rate risk policies and procedures, which delegate to the Bank’s Asset/Liability Committee the responsibility to monitor and report on interest-rate risk, devise strategies to manage interest-rate risk, monitor loan originations and deposit activity, and approve pricing strategies.

Securities available for sale, which are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors, are carried at fair value with any valuation adjustment reported in a separate component of stockholders’ equity, net of tax effect. Trading securities at year-end 2001 included: (1) a subordinate tranche from a 1998 securitization of High LTV Loans (subsequently sold in February 2002, see “Subsequent Events”); (2) the resulting residual interests in cash flows from the 1997 and 1998 securitizations of High LTV Loans; and (3) the excess spread on interest-only strips receivable. These trading securities were carried at estimated market value with any unrealized gains or losses included in the statement of operations under “Gain (losses) on loans and securities, net”. Securities held to maturity were carried at amortized cost.

The table below shows principal amounts and related average interest rates, by year of maturity or repricing, for market sensitive instruments as of December 31, 2001 ($ in thousands).

	2002	2003	2004	2005	2006	Thereafter	Total

Assets
Overnight investments	$26,753	$—	$—	$—	$—	$—	$26,753
	1.14%	—	—	—	—	—	1.14%
Fixed rate securities	96,210	56,580	35,654	24,654	23,914	24,115	261,127
	6.58%	6.06%	5.84%	5.35%	3.64%	11.58%	6.44%
Variable rate securities	328,564	95,941	67,965	29,444	45,656	5,369	572,939
	6.26%	6.20%	6.00%	6.26%	6.11%	6.23%	6.21%
FHLB stock	13,168	—	—	—	—	—	13,168
	6.25%	—	—	—	—	—	6.25%
Fixed rate loans	116,344	71,486	65,412	41,733	42,540	146,930	484,445
	8.77%	8.69%	8.62%	8.68%	8.28%	5.34%	7.65%
Variable rate loans	587,187	99,175	110,296	31,580	37,773	38,557	904,569
	6.51%	7.89%	8.01%	8.00%	7.30%	7.87%	6.99%
Mortgage servicing rights	2,108	2,463	686	650	613	3,692	10,212

Liabilities
Deposits	1,329,511	245,159	110,955	103,332	188,156	153,231	2,130,344
	4.06%	3.75%	3.61%	4.17%	0.90%	.01%	3.44%
Securities sold under agreements to repurchase	34,169	—	—	—	—	—	34,169
	1.38%	—	—	—	—	—	1.38%
FHLB advances	40,010	5,011	13	14	6,515	688	52,251
	2.16%	3.79%	6.85%	6.85%	5.03%	6.85%	2.74%
Subordinated debt	—	—	—	—	—	29,287	29,287
	—	—	—	—	—	7.17%	7.17%

For a description of the key assumptions used by us to measure market risk, see the discussion on interest sensitivity analysis under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management”.

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

The Federal Reserve has determined that, as a general matter, bank holding companies and their non-bank subsidiaries may engage in, among other things, operating a thrift subsidiary, conducting discount securities brokerage activities, performing certain data processing services and acting as agent or broker in selling certain types of insurance in connection with credit transactions.

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

The Gramm-Leach-Bliley Act (the “Act”) amends the BHC Act to authorize new “Financial Holding Companies” (“FHC”). Under the FHC provisions of the Act, a BHC can qualify to become a FHC if all of its bank and thrift subsidiaries are well capitalized and well managed and have a CRA rating of “satisfactory” or better. Once a BHC becomes a FHC, it is permitted to conduct any securities, insurance and merchant banking activities, as well as any other activities that are “financial in nature” or incidental or complementary to a financial activity, such as developing financial software, hosting internet web sites relating to financial matters and operating a travel agency. Under the regulatory structure prescribed by the Act, the Federal Reserve acts as the “umbrella regulator” for the FHC, with each FHC subsidiary subject to supervision and regulation by its own functional regulator or agency.

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

The Bank is subject to the provisions of the CRA. Under the CRA, the Bank has a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low and moderate-income individuals and neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to their particular communities, consistent with the CRA. The CRA requires the appropriate federal bank regulatory agency (in the case of the Bank, the FDIC) in connection with their regular examinations, to assess a financial institution’s record in meeting the credit needs of the community serviced by it, including low and moderate-income neighborhoods. The evaluation focuses on three tests: (1) a lending test, to evaluate the institution’s record of making loans in its service areas; (2) an investment test, to evaluate the institution’s record of investing in community development projects; and (3) a service test, to evaluate the institution’s delivery of services through its branches and other offices. A federal banking agency’s assessment of a financial institution’s CRA record is made available to the public. Further, such assessment is required whenever the institution applies to, among other things, establish a new branch that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution. In the case where the Company applies for approval to acquire a bank or other bank holding company, the federal regulator approving the transaction will also assess the CRA records of the Bank. The Bank received a “Satisfactory” CRA rating in its most recent examination.

Transactions with Affiliates

There are multiple restrictions on the extent to which the Company and any future non bank subsidiaries can borrow or otherwise obtain credit from the Bank. There are also restrictions on the Bank’s purchase of, or investment in, the securities or other assets of the Company. In the event such transactions are permissible, they must be on the same terms and circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliated companies. No such transactions existed at December 31, 2001.

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

The Bank, as a state-chartered commercial bank, is a member of BIF. However as part of the acquisitions the Bank has undertaken in the past, the Bank acquired deposits previously insured by the Savings Association Insurance Fund (the “SAIF”). Based on these acquisitions, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of September 30, 2001, the most recent measurement date for assessment purposes, approximately 63.9% of the Bank’s deposits was treated as SAIF-insured deposits, with the remaining 36.1% of deposits being assessed at the BIF rate. Prior to enactment of the Deposit Insurance Funds Act of 1996 (the “Funds Act”), only assessments against SAIF member institutions were available to pay interest on the so-called “FICO Bonds”, which were issued by the Financing Corporation (the “FICO”) in the late 1980’s to fund the resolution of troubled thrifts. The Funds Act shifted a portion of the FICO funding obligations to the BIF member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits was required by the statute to be one-fifth of the SAIF rate. Beginning January 1, 2000, the FDIC equalized the FICO assessment rates for members of both insurance funds at 0.0212 percent. In 2001, the Bank’s total FICO payment obligation was $195,000, $128,000 of which was attributable to the Bank’s SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank). The minimum capital requirements applicable to the Company and the Bank are essentially the same. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on our business, including growth and dividend restrictions. Substantial additional restrictions can be imposed upon us if we fail to meet applicable capital requirements under the federal prompt corrective action regulations. As of December 31, 2001, the Bank’s capital ratios were considered “well capitalized” for purposes of the agencies guidelines.

For additional information regarding capital requirements applicable to the Company and the Bank and their compliance with such requirements see “Note 15. Regulatory Capital Requirements”.

Payment of Dividends

Under Federal law, if, in the opinion of the FDIC, the Bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the Bank cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, the Bank may not pay any dividend to the Company if such payment would cause it to become “undercapitalized”. At December 31, 2001, the Bank’s regulatory capital ratios exceeded the minimum requirements for a “well-capitalized’ bank.

As a Florida-chartered commercial bank, the Bank is subject to the laws of Florida as to the payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits (net income less any dividends paid) for that year and its retained net profits for the preceding two years. As of January 1, 2002, the Bank had a net retained profit deficit for dividend payment purposes of $9.5 million and is restricted from making dividend payments to the parent company until that deficit is cured. At December 31, 2001, the Company had unrestricted cash available for debt service payments of $6.9 million. The Company’s annual debt service payments total $4.7 million.

Federal Reserve System

The Federal Reserve system is used primarily for the settlement of funds between member banks. The Federal Reserve regulations require banks to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations, effective November 19, 2001, generally require that reserves be maintained against aggregate transaction accounts as follows: (1) for accounts aggregating $41.3 million or less the reserve requirement is 3.0%; and (2) for accounts greater than $41.3 million, the reserve requirement is 10.0% against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Department. Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest earning assets. FHLB system members, including the Bank, also are authorized to borrow from the Federal Reserve “discount window”, but Federal Reserve regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the board of directors of the FHLB. Currently, outstanding advances from the FHLB are required to be secured by a member’s shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 2001, we had $52.3 million of outstanding advances from the FHLB with an unused credit line totaling $396.5 million.

Liquidity

Under Florida banking regulations, we are required to maintain a daily liquidity position equal to at least 15% of our total transaction accounts and eight percent of our total non-transaction accounts, less those deposits of public funds for which security has been pledged as provided by law. We may satisfy our liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, federal funds sold, interest bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the state. The Department and FDIC review our liquidity position as part of their examinations. If we fail to comply with the liquidity requirements, we generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 2001, using applicable Florida regulations, the Bank’s liquidity position was $869.3 million compared to a minimum position of $183.2 million.

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

Changes in Accounting Standards

The Financial Accounting Standards Board (“FASB”) regularly issues proposals and guidelines on the accounting practices of commercial enterprises in general and financial institutions in particular. For additional information on the effect of any such issues on our financial condition and results of operation, see the Notes to Consolidated Financial Statements.

Item 2.      PROPERTIES

Currently, the Bank operates 71 full-service branch banking offices located in 17 Florida counties, of which 35 are leased and 36 are owned. Our branches have square footage ranging from 43,000 square feet to 1,230 square feet with lease terms ranging from the year 2002 to the year 2022. Our executive offices are located at 111 Second Avenue N.E., Suite 300, St. Petersburg, Florida, 33701, where we leased approximately 45,000 square feet of space under a lease that expires in the year 2004. Our operations and servicing functions are conducted from a 77,000 square foot owned building located at 1400 66th Street N., St. Petersburg, FL 33710. We have various options to renew leases at most of our branch locations. We also have seven facilities that are not used for banking purposes, one of which is owned and six of which are leased. For further information regarding our lease obligations, see the Notes to Consolidated Financial Statements.

Item 3.      LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information required by this item is incorporated by reference from our Proxy Statement for the 2002 Annual Meeting.

PART II

Item 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our common stock is currently traded on the NASDAQ National Market under the symbol “REPB”. The table below shows, the high, low and closing bid information for the common stock as regularly quoted on the NASDAQ National Market for the periods indicated.

	High	Low	Closing

Quarter ended March 31, 2000	15.88	10.63	12.63
Quarter ended June 30, 2000	13.50	9.47	12.00
Quarter ended September 30, 2000	12.13	9.38	9.63
Quarter ended December 31, 2000	9.84	8.63	9.25
Quarter ended March 31, 2001	13.75	9.50	12.00
Quarter ended June 30, 2001	16.88	11.75	16.88
Quarter ended September 30, 2001	18.90	15.67	16.97
Quarter ended December 31, 2001	17.00	11.78	13.00

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Stockholders and Dividends

As of December 31, 2001, there were approximately 2,564 beneficial owners of our common stock. To date, the Company has not paid dividends on its common stock. Quarterly dividends on the 75,000 shares of our noncumulative perpetual preferred convertible stock totaling $.88 per share were paid in 2000 and 2001. In the second quarter of 2001, the holders of the Company’s perpetual preferred stock converted their holdings into the Company’s common stock (See “Note 13, Stockholders’ Equity”).

Item 6.      SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION

The following selected consolidated financial and other information as of and for each of the years ended December 31, 1997 through 2001, were derived from the audited consolidated financial statements.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information presented elsewhere.

REPUBLIC BANCSHARES, INC.
SELECTED CONSOLIDATED FINANCIAL AND OTHER INFORMATION
($ in thousands, except share data)

	Years Ended December 31,

	2001	2000	1999	1998	1997

RESULTS OF OPERATIONS:
Interest income	$165,348	$197,200	$190,763	$172,793	$117,834
Interest expense	96,786	107,477	98,380	89,609	60,742

Net interest income	68,562	89,723	92,383	83,184	57,092
Loan loss provision	16,150	20,700	9,923	14,261	3,247

Net interest income after loan loss provision	52,412	69,023	82,460	68,923	53,845
Noninterest income	23,029	7,311	25,832	56,157	29,451
Operating expenses	74,494	75,525	84,430	129,017	65,420
Other noninterest expense	4,471	4,505	3,683	13,399	2,549

Income (loss) before income taxes & minority interest	(3,524)	(3,696)	20,179	(17,336)	15,327
Income tax expense (benefit)	(1,310)	(787)	7,800	(6,602)	6,165
Minority interest from subsidiary trust, net of tax	(1,684)	(1,689)	(1,687)	(1,687)	(1,375)

Net income (loss)	$(3,898)	$(4,598)	$10,692	$(12,421)	$7,787

Cash net income (loss)(1)	(1,566)	(2,011	13,312	(11,037)	8,138
GAAP earnings (loss) per share – diluted	(0.37)	(0.46)	0.95	(1.34)	1.01
Cash earnings (loss) per share – diluted(1)	(0.14)	(0.19)	1.18	(1.19)	1.03
Weighted average shares outstanding – diluted	10,955,118	10,555,941	11,299,902	9,286,813	7,920,926
BALANCE SHEET DATA (at period-end):
Total assets	$2,459,344	$2,440,604	$2,566,026	$2,505,117	$1,678,831
Securities	834,066	406,957	453,008	129,783	115,769
Loans	1,421,011	1,711,342	1,889,892	2,080,465	1,403,126
Nonperforming assets	63,280	56,973	31,218	42,785	38,791
Allowance for loan losses	31,997	33,462	28,177	28,077	22,023
Deposits	2,130,344	2,157,817	2,293,209	2,187,412	1,471,679
Stockholders’ equity	172,037	172,341	170,245	163,597	102,530
Book value per share (dollars)	15.18	15.24	15.06	14.77	12.28
Tangible book value per share (dollars)	13.92	13.54	13.12	12.55	11.71
SELECTED OPERATING RATIOS:
Return on average assets	(0.16)%	(0.18)%	0.42%	(0.58)%	0.53%
Return on average equity	(2.20)	(2.65)	6.39	(7.91)	9.46
Net interest margin	2.99	3.76	3.92	4.12	4.08
Operating efficiency ratio	81.33	77.83	71.42	70.12	72.35
Loan loss allowance to portfolio loans	2.25	1.96	1.49	1.48	1.81
Loan loss allowance to nonperforming loans	69.24	66.12	112.04	76.25	75.21
CAPITAL RATIOS:
Equity to assets	6.99	7.06	6.63	6.53	6.11
Equity & minority interest to assets	8.16	8.24	7.75	7.68	7.82
Regulatory ratios – Bank:
Tier 1 (leverage)	7.94	7.18	6.78	6.66	7.07
Tier 1 to risk-assets	13.11	11.69	10.33	9.27	10.25
Total capital	14.39	12.94	11.63	10.56	11.52
Regulatory ratios – Company Tier 1 (leverage)	7.21	6.30	6.02	5.49	6.94
Tier 1 to risk-assets	11.90	10.27	9.17	7.72	10.05
Total capital	15.17	12.69	11.53	9.01	11.66
OTHER DATA (at period-end):
Number of branch banking offices	71	80	81	62	48
Number of full-time equivalent employees	896	995	1,000	1,733	1,165

(1)	Cash net income (loss) and cash earnings (loss) per share is computed by adding to GAAP net income (loss) the amortization of goodwill and amortization of premium on deposits, net of the tax effect.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our balance sheets and statements of operations should be read in conjunction with “Item 6. Selected Consolidated Financial and Other Information”, the consolidated financial statements and the related notes included elsewhere therein.

Years Ended December 31, 2001 and 2000

Comparison of Balance Sheets at December 31, 2001 and 2000

Overview
Our total assets were $2.5 billion at December 31, 2001, and $2.4 billion at December 31, 2000, an increase of $18.7 million or 0.76%. During 2001, the Company undertook a strategy to sell those branch offices in areas outside its desired market area, which reduced asset growth. Excluding those branch sales transactions, total assets would have increased by $132.9 million.

Securities
During 2001, loan repayments, primarily from discontinued loan products, were substantial and the additional liquidity from loan runoff was invested in mortgage securities. At December 31, 2001, securities were $834.1 million, compared to $407.0 million at December 31, 2000, an increase of $427.1 million or 104.95%. At December 31, 2001, $792.7 million of securities were classified as available for sale, $21.5 million were classified as held to maturity and $19.9 million were trading assets, all of which were mortgage-related securities. Included in the trading asset category were several investments acquired in prior years, including: (1) a $10.9 million subordinate tranche purchased from a securitization of High LTV Loans in June 1998 which has since been sold (see “Item 1 — Business-Subsequent Events”); (2) $5.8 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization of High LTV Loans in June 1998; and (3) $3.2 million representing excess spread on mortgage servicing rights.

The market values assigned to the MBS classified as available for sale were derived using market quotations at December 31, 2001. Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets.

In the fourth quarter of 2001, we obtained current credit data on the loans underlying the trading assets related to High LTV Loan securitizations. Based on that analysis, which indicated some deterioration in the quality of the loans underlying the residual interest when compared to similar prior analysis, and on the historical loss history of those loans, an adjustment was made to the expected cumulative losses on each securitization (expressed as total lifetime losses as a percent of the original balance of loans in the securitization). The cumulative loss factor for the securitization completed in December 1997 was increased from an original estimate of 9.57% to a current estimate of 19.37%. The cumulative loss factor for the securitization completed in June 1998 was increased from an original estimate of 10.68% to a current estimate of 18.36%. As a result of that increase in expected future losses, a trading loss of $4.0 million was recorded for 2001. We believe these valuations are a reasonable approximation of the fair market value of the mortgage related securities classified as trading assets; however, there is no assurance that we could realize these values if these assets were sold in the current illiquid market for High LTV-related assets.

Loans
Total loans were $1.4 billion at December 31, 2001, compared to $1.7 billion at December 31, 2000, a decrease of $290.3 million, or 17.0%. The decrease was due to payoffs of discontinued loan products and to the overall rapid decline in interest rates, which caused loan prepayments to rise. This decline in the loan portfolio included: (1) $57.2 million from payoffs of out-of-state loans; (2) a decrease of $44.9 million from loans that were sold in the branch sales; (3) a $39.1 million decrease in warehouse lines of credit; (4) an $81.3 million decline from securitizing residential loans into mortgage securities; and (5) a $67.7 million net decrease in loans within the state of Florida.

Allowance for Loan Losses
The allowance for loan losses amounted to $32.0 million (2.25% of portfolio loans) at December 31, 2001, compared with $33.5 million (1.96% of portfolio loans) at December 31, 2000. At December 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 69.24% compared to 66.12% at the end of 2000. During 2001 we recorded a $16.2 million provision for loan losses. Other activity included $17.0 million of loan charge-offs (net of recoveries) and $613,000 reallocated from the allowance to loan discount. Net chargeoffs for the year included losses of $2.5 million on High LTV Loans and $6.5 million from warehouse lines of credit deemed uncollectible, which included a $5.9 million charge on a warehouse line to a now-defunct warehouse lender. We also charged off $808,000 of residential loans and $2.1 million of home equity loans; both comprised primarily of loans originated in the 1997-98 timeframe.

Nonperforming Assets
Nonperforming assets amounted to $63.3 million or 2.57% of total assets at December 31, 2001, compared with $57.0 million or 2.33% of total assets at December 31, 2000. Nonperforming loans totaled $46.2 million (or 3.25% of total loans) at December 31, 2001, a decrease of $4.4 million from December 31, 2000. Nonperforming one-to-four family residential mortgage loans decreased by $2.3 million, while nonperforming warehouse lines of credit and home equity loans decreased $3.0 million. ORE increased $11.2 million from $5.7 million at December 31, 2000, to $16.9 million at December 31, 2001.

Our nonperforming assets at year-end 2001 included a hotel in Wilmington, Delaware and a residential development in Naples, Florida, which we took ownership of in 2001, that accounted for $26.2 million or 41.5% of our total nonperforming assets. Residential loans in various stages of foreclosure account for an additional 22.4% of our total nonperforming assets.

Deposits
Total deposits were $2.1 billion at December 31, 2001, compared to $2.2 billion at December 31, 2000, a decrease of $27.5 million or 1.3%. The decline in deposits was largely due to the branch sales completed in 2001. Excluding those branch sales, total deposits would have increased by $89.8 million. Management’s business plan includes, as one of the principal strategies, a reduction in the dependence on time deposits as a source of funds. To this end, the mix of total deposits during 2001 improved with time deposits reduced to 56.6% of total deposits at year-end 2001, compared with 62.5% at the end of 2000. Transaction accounts, including checking and money market accounts, were 34.5% of total deposits and savings deposits were 8.9% of the total at year-end 2001 compared to 28.2% and 9.3%, respectively, at the end of 2000. Overall, since year-end 2000, certificates of deposit declined $142.6 million, of which $69.9 million resulted from the branch sales. Checking accounts (including non-retail deposits such as official checks) increased $27.1 million, while savings deposits decreased by $10.3 million.

Stockholders’ Equity
Stockholders’ equity was $172.0 million at December 31, 2001, or 7.00% of total assets, compared to $172.3 million or 7.06% of total assets at December 31, 2000. At December 31, 2001, the Bank’s tier 1 (“leverage”) capital ratio was 7.94%, its tier 1 risk-based capital ratio was 13.11%, and its total risk-based capital ratio was 14.39%, all in excess of FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company were 7.21%, 11.90% and 15.17%.

Comparison of Results of Operations for the Year Ended December 31, 2001 and 2000

Overview
During 2001, the Company recorded a $4.0 million writedown to its interest-only residual investments and a $5.9 million chargeoff of a warehouse line of credit to Greatstone, a defunct mortgage lender. Both items were major factors leading to a $3.9 million or $0.37 per share net loss for the full year of 2001. On a cash basis, the 2001 net loss was $1.6 million or $0.14 per share. Excluding “special” items from 2001 cash results (which include the above two charges and $4.5 million in gains on sale of branches), the Company would have recorded cash basis net income for 2001 of $1.8 million or $0.17 per share.

Analysis of Net Interest Income (see table on page 26)
Net interest margin, the difference between the yield on earning assets and the cost of funds, including noninterest-bearing sources, was 2.99% for 2001 compared to 3.76% for 2000. On a quarterly basis throughout 2001, net interest margin fell to a yearly low of 2.91% in the third quarter of 2001 and then recovered to 3.08% in the fourth quarter. The changes in net interest margin throughout 2001 reflect the overall rapid decline in market interest rates that has taken place during the year. The repricing structure of the Company’s earning assets and interest bearing liabilities is “asset sensitive”, meaning that asset yield declines faster than funds costs during the first three to four months following a rate reduction. After that three to four month period passes, declining funds costs catch up with and then overtake the decline in asset yield. The series of consecutive rate cuts during 2001 lengthened the time needed to stabilize the net interest margin. During the fourth quarter of 2001 that stabilization took place with funds costs declining by 68 basis points while asset yield declined by a lesser amount, 41 basis points. Also contributing to the decline in net interest margin during the first three quarters of 2001 was a change in asset mix with a higher percentage of earning assets invested in mortgage securities and a reduced amount of loans outstanding. The Company’s plan to improve the quality of the loan portfolio, which included the sale of High LTV Loans, exit from the mortgage warehouse lending line of business and payoffs of out-of-state loans, all were major contributors to a decline in average loans outstanding.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2001 and 2000 ($ in thousands):

	Years Ended December 31,

	2001			2000

	Average			Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates
Interest earning assets:
Loans	$1,554,848	$124,015	7.93%	$1,840,150	$162,776	8.85%
Securities	577,161	34,712	6.01	439,658	27,757	6.31
FHLB stock	13,336	901	6.75	13,816	1,079	7.81
Federal funds sold & deposits in banks	125,657	5,720	4.50	87,237	5,476	6.27
Commercial paper	—	—	0.00	1,877	112	5.87

Total interest earning assets	2,271,002	165,348	7.25	2,382,738	197,200	8.27
Noninterest earning assets	142,211			145,625

Total assets	$2,413,213			$2,528,363

Interest bearing liabilities:
Interest checking	$169,699	$846	0.50%	$180,171	$1,396	0.77%
Money market	346,902	12,152	3.50	280,593	12,252	4.37
Savings	185,812	5,519	2.97	240,026	8,320	3.46
Time deposits	1,277,733	74,279	5.81	1,409,303	80,926	5.74
FHLB advances	13,260	426	3.21	1,188	81	6.85
Subordinated debt	24,110	1,761	7.30	14,690	1,062	7.23
Other holding company debt	3,805	454	11.89	11,660	1,135	9.72
Other borrowings	44,202	1,349	3.05	42,066	2,305	5.48

Total interest bearing liabilities	2,065,523	96,786	4.69	2,179,697	107,477	4.93
Noninterest bearing liabilities	176,750			176,479
Stockholders’ equity	170,940			172,187

Total liabilities and equity	$2,413,213	—		$2,528,363	—

Net interest income/net interest spread		$68,562	2.56%		$89,723	3.34%

Net interest margin			2.99%			3.76%

	Increase (Decrease) Due to:

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(27,365)	$(11,396)	$(38,761)
Securities	8,105	(1,150)	6,955
FHLB stock	(38)	(140)	(178)
Federal funds sold & deposits in banks	1,994	(1,750)	244
Commercial paper	(56)	(56)	(112)

Change in interest income	(17,360)	(14,492)	(31,852)
Interest bearing liabilities:
Interest checking	(81)	(469)	(550)
Money market	2,568	(2,668)	(100)
Savings	(1,908)	(893)	(2,801)
Time deposits	(7,397)	750	(6,647)
FHLB advances	406	(61)	345
Subordinated debt	689	10	699
Other holding company debt	(918)	237	(681)
Other borrowings	106	(1,062)	(956)

Change in interest expense	(6,535)	(4,156)	(10,691)

Change in net interest income	$(10,825)	$(10,336)	$(21,161)

Noninterest Income
Noninterest income for the year ended December 31, 2001, was $23.0 million compared with $7.3 million for the same period in 2000, an increase of $15.7 million. Gains on sale of new loan production increased by $472,000 to $1.0 million and gains on sale of investments (primarily from securitization and sale of loans) were $5.3 million, a $5.1 million increase. Also during 2001, noninterest income included $4.5 million of gains on sale of branch deposits, a $1.1 million gain of the sale of High LTV Loan servicing rights and a $4.0 million trading loss or writedown on the interest-only residual investment. For 2000, a $13.5 million writedown to the interest-only residual investment was recorded. Loan service fee income in 2001 was reduced by the high level of repayments to the loan servicing portfolio, which required an increased level of amortization of servicing rights. The following table reflects the components of noninterest income for the years ended December 31, 2001 and 2000 ($ in thousands):

	For the Years Ended December 31,

			Increase
	2001	2000	(Decrease)

Service charges on deposit accounts	$7,714	$8,128	$(414)
Loan service fees	2,208	5,951	(3,743)
Other loan fee income	3,689	4,324	(635)
Gain on sale of loans, net	1,015	543	472
Gain (loss) on sale of investments	5,299	240	5,059
Trading loss on residuals	(4,032)	(13,492)	9,460
Gain on sale of branch deposits	4,483	—	4,483
Other income	2,653	1,617	1,036

Total noninterest income	$23,029	$7,311	$15,718

Noninterest Expense
Total noninterest expenses for the year ended December 31, 2001, were $78.9 million, compared with $80.0 million for the same period in 2000, a decrease of $1.1 million. Operating expenses for the year ended December 31, 2001, included in the noninterest expense total, were $74.5 million, compared with $75.5 million for the same period in 2000, a decrease of $1.0 million.

The following table reflects the components of noninterest expense for the years ended December 31, 2001 and 2000 ($ in thousands):

	For the Years Ended December 31,

			Increase
	2001	2000	(Decrease)

Salaries and benefits	$38,557	$37,456	$1,101
Net occupancy expense	13,362	13,646	(284)
Advertising and marketing	1,640	1,037	603
Data processing fees and services	7,387	8,279	(892)
Loan collection/repossession costs	2,016	1,574	442
FDIC and state assessments	687	979	(292)
Telephone expense	1,626	1,459	167
Postage and supplies	2,665	2,879	(214)
Legal and professional	1,426	1,892	(466)
Other operating expense	5,128	6,324	(1,196)

Total operating expenses	74,494	75,525	(1,031)
ORE (income) expense, net of ORE income	750	422	328
Provision for losses on ORE	272	225	47
Amortization of goodwill & premium on deposits	3,449	3,858	(409)

Total noninterest expense	$78,965	$80,030	$(1,065)

Years Ended December 31, 2000 and 1999

Comparison of Balance Sheets at December 31, 2000 and 1999

Overview
Total assets were $2.4 billion at December 31, 2000, and $2.6 billion at December 31, 1999, a decrease of $125.4 million or 4.89%. The mix of our asset base changed substantially during the year as a result of the reinvestment into federal funds sold of funds from repayments of loans, primarily warehouse lines of credit and residential mortgages, and the sale of $41.5 million of High LTV Loans.

Investment Securities
Investment securities were $407.0 million at the end of 2000 compared to $453.0 million in 1999, a decrease of $46.1 million or 10.2%, mainly as a result of commercial paper maturing without replacement. At December 31, 2000, $348.5 million of securities were classified as available for sale; $33.8 million were classified as held to maturity and $24.6 million of mortgage related securities were trading assets. Included in the trading asset category were: (1) a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1988; (2) $10.2 million in overcollateralization and residual interests in cash flows from a $60.0 million securitization in December 1997 and a $240.0 million securitization in June 1998; and (3) the excess spread on mortgage servicing rights, which amounted to $3.5 million at year-end 2000.

Loans
Total loans were $1.7 billion at December 31, 2000, compared to $1.9 billion for the same period in 1999, a decrease of $178.6 million or 9.4%. During the fourth quarter of 2000, we sold $41.5 million of High LTV Loans that comprised most of the $54.7 million reduction in that category. Other reductions to the loan portfolio included: (1) a decline of $57.0 million in warehouse lines of credit; (2) a decrease of $92.5 million of first lien residential mortgages; and (3) a decline of $27.4 million of commercial real estate, multifamily, construction and land development loans. These reductions were partially offset by a $34.3 million increase in commercial business loans and a $29.6 million increase in home equity loans that were originated through the Bank’s retail network.

Allowance for Loan Losses
The allowance for loan losses amounted to $33.5 million (1.96% of portfolio loans) at December 31, 2000, compared with $28.2 million (1.49% of portfolio loans) at December 31, 1999. At December 31, 2000, the allowance for loan losses included $32.8 million related to loans originated by us and $648,000 from discount allocations for the March 1995 purchased loans. During 2000, we recorded a $20.7 million provision for loan losses. Other activity included $15.0 million of loan charge-offs (net of recoveries) and $389,000 reallocated from the allowance to loan discount. Net chargeoffs for the year included losses of $5.6 million on High LTV Loans and $5.0 million from warehouse lines of credit deemed uncollectible. We also charged off $1.6 million of residential loans and $1.2 million of home equity loans; both comprised primarily of loans originated in the 1997-98 timeframe.

Nonperforming Assets
Nonperforming assets amounted to $57.0 million or 2.33% of total assets, at December 31, 2000, compared with $31.2 million, or 1.22% of total assets, at December 31, 1999. The increase resulted from two loans placed in nonperforming status in the third quarter of 2000; a $15.3 million loan secured by a hotel in Wilmington, Delaware, and a $13.1 million residential development loan in Naples, Florida. These two assets comprised 56.1% of total nonperforming loans. Nonperforming loans totaled $50.6 million (or 2.96% of total loans) at the end of 2000, an increase of $25.5 million from the prior year-end. Nonperforming one-to-four family residential mortgage loans decreased by $4.3 million, while nonperforming warehouse lines of credit and home equity loans increased $2.8 million. ORE increased $397,000 from $5.3 million at December 31, 1999 to $5.7 million at December 31, 2000.

Deposits
Total deposits were $2.2 billion at December 31, 2000, compared to $2.3 billion at the prior year-end, a decrease of $135.4 million or 5.90%. The mix of total deposits during 2000 changed somewhat with time deposits comprising 62.5% of the total at year-end 2000, compared with 63.1% at the end of 1999. Transaction accounts, including checking and money market accounts were 28.2% of total deposits and savings deposits were 9.3% at year-end 2000, compared to 23.4% and 13.5%, respectively at the end of 1999. Overall, since year-end 1999, certificates of deposit have declined $96.9 million, which reflected the increasingly competitive market for deposit accounts. Checking accounts (including non-retail deposits such as official checks) decreased $12.8 million, while savings deposits declined by $110.1 million. These reductions were partially offset by a $84.4 million increase in money market deposits.

Senior Debt
As of December 31, 2000, our senior debt totaled $6.8 million and was comprised of a loan from SunTrust Bank, N.A. (“SunTrust”). We restructured the terms of the senior debt in December 2000 and made a principal reduction of $2.0 million on January 2, 2001. The $4.8 million remainder was repaid in January 2001.

Stockholders’ Equity
Stockholders’ equity was $172.3 million at December 31, 2000, or 7.06% of total assets, compared to $170.2 million, or 6.63% of total assets, at December 31, 1999. At December 31, 2000, the Bank’s tier 1 (“leverage”) capital ratio was 7.18%, its tier 1 risk-based capital ratio was 11.69%, and its total risk based capital ratio was 12.94%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank, while the same ratios for the Company were 6.30%, 10.27% and 12.69%.

Comparison of Results of Operations for the Years Ended December 31, 2000 and 1999

Overview
A net loss of $4.6 million or $.46 per share was incurred for 2000 which included a $13.5 million unrealized trading loss or writedown on the interest-only residual investments from High LTV Loan securitizations. On a cash basis, the loss for 2000 was $2.0 million or $0.19 per share. Excluding the writedown on the residual investment, a cash basis profit of $6.4 million or $0.61 per share would have been recorded for 2000.

Analysis of Net Interest Income (see table on page 31)
Net interest income for 2000 was $89.7 million compared to $92.4 million for 1999, a $2.7 million or 2.88% decrease. Average asset yield increased 17 basis points from 8.10% for 1999 to 8.27% for 2000 but the $6.4 million increase in interest income was more than offset by a $9.1 million increase in interest expense. The average cost of interest bearing liabilities increased 40 basis points from 4.53% to 4.93%. Net interest spread, the difference between asset yield and cost of funds, decreased 23 basis points to 3.34%. Net interest margin, which includes the benefit of noninterest bearing funds, decreased from 3.92% for 1999 to 3.76% for 2000. Management estimated that the increase in nonperforming assets in 2000 reduced net interest income by approximately $1.9 million and reduced the net interest margin by eight basis points or one-half of the total 16 basis point decrease.

Noninterest Income
Noninterest income for 2000 was $7.3 million compared with $25.8 million for 1999, a decrease of $18.5 million. There were several reasons for the reduction, which included: (1) the $13.5 million writedown relating to our retained interest on High LTV securitizations; (2) gains on sale of branch deposits of $1.1 million and gains on branch relocations of $1.3 million, both recorded in 1999; and (3) a $3.1 million decrease in gains on sale of loans. Service fees on deposits in 2000 improved by $1.1 million, primarily from the introduction of several new fee-generating programs.

The following table reflects the components of noninterest income for the years ended December 31, 2000 and 1999 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	2000	1999	(Decrease)

Service charges on deposit accounts	$8,128	$7,037	$1,091
Loan service fees	5,951	6,584	(633)
Other loan fee income	4,324	4,281	43
Gain on sale of loans, net	543	3,602	(3,059)
Gain on sale of securities, net	240	—	240
Net trading (loss)	(13,492)	(714)	(12,778)
Gain on sale of branch deposits	—	1,098	(1,098)
Gain on branch relocation(s)	—	1,289	(1,289)
Other income	1,617	2,655	(1,038)

Total noninterest income	$7,311	$25,832	$(18,521)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2000 and 1999 ($ in thousands):

	2000			1999

	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Summary of Average Rates
Interest earning assets:
Loans	$1,840,150	$162,776	8.85%	$1,916,399	$166,656	8.70%
Securities	439,658	27,757	6.31	304,146	17,139	5.64
FHLB stock	13,816	1,079	7.81	13,287	991	7.46
Federal funds sold & deposits in banks	87,237	5,476	6.27	113,122	5,630	4.91
Commercial paper	1,877	112	5.87	5,808	347	5.89

Total interest earning assets	2,382,738	197,200	8.27	2,352,762	190,763	8.10
Noninterest earning assets	145,625			165,995

Total assets	$2,528,363			$2,518,757

Interest bearing liabilities:
Interest checking	$180,171	$1,396	0.77%	$177,592	$1,419	0.80%
Money market	280,593	12,252	4.37	200,550	7,481	3.73
Savings	240,026	8,320	3.46	347,255	12,747	3.67
Time deposits	1,409,303	80,926	5.74	1,371,047	72,486	5.29
FHLB advances	1,188	81	6.85	3,230	164	5.06
Subordinated debt	14,690	1,062	7.23	4,003	289	7.22
Other holding company debt	11,660	1,135	9.72	26,671	1,988	7.45
Other borrowings	42,066	2,305	5.48	39,968	1,806	4.52

Total interest bearing liabilities	2,179,697	107,477	4.93	2,170,316	98,380	4.53
Noninterest bearing liabilities	176,479			180,860
Stockholders’ equity	172,187			167,581

Total liabilities and equity	$2,528,363	—		$2,518,757	—

Net interest income/net interest spread		$89,723	3.34%		$92,383	3.57%

Net interest margin			3.76%			3.92%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(8,046)	$4,166	$(3,880)
Securities	10,008	610	10,618
FHLB stock	42	46	88
Federal funds sold & deposits in banks	(1,431)	1,277	(154)
Commercial paper	(234)	(1)	(235)

Total change in interest income	339	6,098	6,437
Interest bearing liabilities:
Interest checking	23	(47)	(24)
Money market	3,349	1,422	4,771
Savings	(4,193)	(234)	(4,427)
Time deposits	3,925	4,515	8,440
FHLB advances	(148)	66	(82)
Subordinated debt	773	—	773
Other holding company debt	(1,309)	456	(853)
Other borrowings	121	378	499

Total change in interest expense	2,541	6,556	9,097

Change in net interest income	$(2,202)	$(458)	$(2,660)

Noninterest Expense

Total noninterest expenses for 2000 were $80.0 million compared with $88.1 million for the same period in 1999, a decrease of $8.1 million. Operating expenses for 2000, included in the noninterest expense total, were $75.5 million compared with $84.4 million, a decrease of $8.9 million. Most of the decrease resulted from cost savings following discontinuation of mortgage banking activities in 1999 and several cost containment programs initiated throughout 2000. Compensation expenses were lower by $4.3 million while costs associated with postage, supplies and other administrative expenses declined $3.3 million.

The following table reflects the components of noninterest expense for the years ended December 31, 2000 and 1999 ($ in thousands):

	For the Years
	Ended December 31,

			Increase
	2000	1999	(Decrease)

Salaries and benefits	$37,456	$41,716	$(4,260)
Net occupancy expense	13,646	13,353	293
Advertising and marketing	1,037	1,103	(66)
Data processing fees and services	8,279	8,922	(643)
Loan collection/repossession costs	1,574	1,169	405
FDIC and state assessments	979	1,613	(634)
Telephone expense	1,459	1,760	(301)
Postage and supplies	2,879	4,102	(1,223)
Legal and professional	1,892	2,292	(400)
Other operating expense	6,324	8,400	(2,076)

Total operating expenses	75,525	84,430	(8,905)
ORE (income) expense, net of ORE income	422	(307)	729
Provision for losses on ORE	225	80	145
Amortization of goodwill & premium on deposits	3,858	3,910	(52)

Total noninterest expense	$80,030	$88,113	$(8,083)

Selected Quarterly Financial Data

Summarized selected unaudited quarterly financial information for the years ended December 31, 2001 and 2000 follows ($ in thousands except share data):

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$45,357	$41,542	$39,967	$38,482
Interest expense	27,193	25,210	23,569	20,814

Net interest income	$18,164	$16,332	$16,398	$17,668

Net income	$1,636	$1,691	$(3,045)	$(4,180)

Earnings per share-basic	$0.15	$0.15	$(0.27)	$(0.37)

Earnings per share-diluted	$0.14	$0.15	$(0.27)	$(0.37)

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Interest income	$49,587	$50,846	$49,163	$47,604
Interest expense	25,915	26,836	27,217	27,509

Net interest income	$23,672	$24,010	$21,946	$20,095

Net income (loss)	$1,649	$1,687	$1,516	$(9,450)

Earnings (loss) per share-basic	$0.15	$0.15	$0.14	$(0.90)

Earnings (loss) per share-diluted	$0.15	$0.15	$0.13	$(0.90)

Asset/Liability Management and Liquidity

Liquidity

At December 31, 2001, the Bank’s liquidity ratio, defined as net cash and investments of $869.3 million divided by net deposits and short-term liabilities of $2.3 billion, was 40.75% as compared to 26.86% at December 31, 2000. Net liquid assets were $686.2 million in excess of the amount required by Florida banking regulations.

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

Those FHLB borrowings, known as “advances”, are secured by the Bank’s mortgage loan portfolio, and the terms and rates charged for FHLB advances vary based on an institution’s loan portfolio and in response to general economic conditions. A variety of borrowing plans is offered by the FHLB, each with its own maturity and interest rate. The FHLB will consider various factors, including an institution’s regulatory capital position, net income, quality and composition of assets, lending policies and practices, and level of current borrowings from all sources, in determining the amount of credit to extend to an institution. As of December 31, 2001, the Bank had $52.3 million of outstanding advances from the FHLB. (See “Item 1. Business — Supervision and Regulation — Federal Home Loan Bank System and Liquidity”).

Asset/Liability Management

The management of interest-rate risk is one of the most significant factors affecting the ability to achieve future earnings. One traditional measure of the mismatch of assets maturing or re-pricing within certain periods, and liabilities maturing or re-pricing within the same period, is the “gap” for such period. Controlling the maturity or re-pricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. “Negative gap” occurs when, during a specific time period, more of an institution’s liabilities are scheduled to re-price than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution’s interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution’s interest expense would decrease more rapidly than its interest income. “Positive gap” occurs when more of an institution’s assets are scheduled to re-price than its liabilities, so that, barring other factors affecting interest income and expense, in periods of falling interest rates the institution’s interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution’s interest income would increase more rapidly than its interest expense.

In addition to the traditional “gap” measurement, management also relied on the measurement of the duration of cash flows for the various assets and liabilities. Duration is the weighted average of the terms of future cash flows, where the present values of the cash flows are the weights. This is the effective term of a series of cash flows, comparable to the term of a zero coupon (single cash flow) instrument. The effective term is a measure of the price sensitivity of an instrument: the price of a longer term instrument is more sensitive than that of a shorter term instrument. At December 31, 2001, the duration of the Company’s assets was 2.1 years while the duration of its liabilities was 1.7 years.

We strive to maintain a cumulative one-year gap of no more than plus or minus 15% of total assets and to limit the change in net interest income over a one-year time horizon to no more than 15% of base net interest income, assuming an immediate and sustained 200 basis point change in market interest rates. We manage interest rate risk primarily by changing the maturity distribution of our investment portfolio and emphasizing loan originations carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank may utilize long-term fixed-rate advances from the FHLB to improve the match between interest earning assets and interest bearing liabilities. Currently, off-balance-sheet hedging instruments are not used to manage overall interest rate risk. We may expand our use of off-balance sheet hedging instruments to manage exposure to overall interest rate risk in the future, subject to board approval.

The cumulative one-year gap at December 31, 2001, was a negative $218.7 million, or a negative 8.89% (expressed as a percentage of total assets). Our net interest income sensitivity, assuming an immediate and sustained change in market interest rates of plus or minus 200 basis points, was a negative 15.30% change for minus 200 basis points and a negative 2.08% change for plus 200 basis points.

The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 2001. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Based on an analysis of our deposit accounts and our experience in the markets in which we operate, we have incorporated the following “core” deposit assumptions in the repricing table:

	Percent Repricing in:

	0-3 months	4-12 months	1-5 years

Interest checking	3%	8%	89%
Money market	60	18	22
Savings	8	25	67

Using those “core” deposits assumptions as well as current market indications for the level of asset prepayment activity, the interest rate sensitivity our balance sheet would be as follows ($ in thousands):

	0-3 months		4-12 months		1-5 Years		Over 5 Years

		Yield/		Yield/		Yield/		Yield/
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate

Interest earning assets:
Securities	$123,764	6.40%	$301,011	6.31%	$361,814	6.17%	$47,478	4.42%
Federal funds sold	14,925	0.65	—	—	—	—	—	—
Interest bearing deposits in banks	11,828	1.75	—	—	—	—	—	—
FHLB stock	13,168	6.25	—	—	—	—	—	—
Portfolio loans	436,312	6.10	283,983	7.70	511,910	8.00	188,807	5.97

Total interest earning assets	599,997	5.94	584,994	6.99	873,724	7.10	236,285	6.12
Interest bearing liabilities:
Deposits:
Interest checking	$4,907	0.39%	$14,721	0.39%	$167,190	0.38%	$—	—
Money market	235,116	2.46	73,377	2.26	85,785	2.04	—	—
Savings	15,542	2.27	46,629	2.27	127,387	1.96	—	—
Time deposits	209,011	5.45	730,209	4.61	267,241	5.36	260	5.81
FHLB advances	35,003	2.02	5,008	3.16	11,552	4.50	688	6.85
Outside borrowings	34,169	1.38	—	—	—	—	—	—
Holding company debt	—	—	—	—	—	—	29,287	7.17

Total interest bearing liabilities	533,748	3.50	869,943	4.21	659,155	2.99	30,235	7.15
Excess (deficiency) of interest- earning assets over interest-bearing liabilities:
Period total	$66,249	2.44%	$(284,949)	2.78%	$214,569	4.11%	$206,050	(1.03)%

Cumulative	$66,249	2.44%	$(218,700)	2.51%	$(4,131)	3.09%	$201,919	2.98%

Cumulative as a percent of total assets		2.69%		(8.89)%		(0.17)%		8.21%

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided within the consolidated financial statements and notes thereto.

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no items to report.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The information relating to the Directors appears in our Proxy Statement for the 2002 Annual Meeting of Stockholders under the caption “Proposal One–Election of Directors” and is incorporated by reference.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 2001, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer’s business experience during the past five years and certain other information:

     William R. Klich (57) – Mr. Klich has served as Director of the Bank, President and Chief Executive Officer of the Company and the Bank since March 15, 2000. He was previously employed as Chairman and CEO of SunTrust Bank, Gulf Coast from 1996 to March, 2000, regional corporate banking executive of SunTrust Bank of Florida from 1993 to 1996 and President and CEO of Coast Bank, F.S.B. from 1990 to 1993. He has more than 31 years of commercial banking experience.

     Gerald P. Ademy (55) – Executive Vice President of Corporate Services for Republic Bank. Mr. Ademy joined Bank of America in 1986. He held numerous Asset Management and Real estate Management positions including most recently Senior Vice President, Commercial Special Assets, Eastern U.S.

     William R. Falzone (54) — Mr. Falzone has served as our Treasurer since March 1996 and Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Director of Financial Services. Before joining the Company, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 25 years of banking experience and is a certified public accountant.

     E. Carl Goff (49) — Executive Vice President and Commercial Real Estate Manager, Mr. Goff joined Republic Bank in April 2000 as Senior Vice President of Commercial Real Estate. He has over 18 years of commercial real estate lending experience. Mr. Goff previously served with Barnett and SunTrust Banks.

     Jon D. Harkins (54) — Mr. Harkins has served as Executive Vice President and Senior Lending Officer since September 2000. He joined us from First Union National Bank where he served in various lending and management positions for 25 years. Most recently, he served as Area President for Polk, Pasco and Highland Counties in Florida.

     Mauro A. Harto (41) — Executive Vice President of the Bank and Residential Lending Manager since May of this year. Mr. Harto formerly was with SunTrust Bank in Sarasota from 1995-2000 where he served as Executive Vice President/Residential Lending Division Manager. He has over 15 years experience in all areas of mortgage production and mortgage operations.

     Timothy J. Little (41) — Executive Vice President and Chief Credit Officer since September 2000. Mr. Little was Senior Vice President and West Coast Executive/Corporate Services for Huntington National Bank for two and one-half years. Previously, Mr. Little held numerous management, lending and credit administration positions with Barnett Bank for 12 years.

     Rita J. Lowman (48) — Executive Vice President and Retail Line of Business Manager, has served in her present position with us since November 2000. Ms. Lowman joined Bank of America in 1985 and held various line, administrative and managerial positions including most recently, Consumer Executive/Senior Vice President of Southwest Florida.

     Rudi Thompson (40) – Rudi Thompson joined Republic bank in March 2001 as Executive Vice President, Human Resources Director. Ms. Thompson previously served as Corporate First Vice President, Human Resources Relations Management for SunTrust Bank’s Central Florida Region.

Item 11.      EXECUTIVE COMPENSATION

Information required by this item appears in our Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions, “Executive Compensation and Benefits” and “Certain Transactions”, and is incorporated by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears in the Proxy Statement for the 2002 Annual Meeting of Shareholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is hereby incorporated by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Proxy Statement for the 2002 Annual Meeting of Shareholders under caption, “Certain transactions” and “Compensation Committee Interlocks and Insider Participation” and is hereby incorporated by reference.

PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report at pages 41 through 75.

	1.	Financial Statements

Financial Statements of Republic Bancshares, Inc.

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2001 and 2000

Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for:

Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

All required schedules are included in the financial statements or related notes.

(b)		A Form 8-K dated May 9, 2001 announcing that the Company intended to commence a private offering of convertible subordinated debentures is incorporated by reference.

(c)		Exhibits

23.0 Consent of Independent Certified Public Accountants

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Republic Bancshares, Inc.:

     We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Tampa, Florida,
     January 28, 2002

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data)

	December 31,	December 31,
	2001	2000

ASSETS
Cash and due from banks	$65,370	$52,540
Interest bearing deposits in banks	11,828	6,910
Federal funds sold	14,925	150,212
Securities:
Available for sale	792,719	348,535
Held to maturity	21,470	33,844
Trading	19,877	24,578
FHLB stock	13,168	13,816
Loans	1,421,011	1,711,342
Allowance for loan losses	31,997	33,462

Net loans	1,389,014	1,677,880
Premises and equipment, net	42,800	47,223
Other real estate owned, net	16,893	5,729
Accrued interest receivable	12,368	13,950
Goodwill	2,726	3,204
Premium on deposits	18,397	25,765
Other assets	37,789	36,418

Total assets	$2,459,344	$2,440,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$152,972	$133,950
Interest checking	186,817	178,777
Money market	394,278	295,918
Savings	189,557	199,875
Time deposits	1,206,720	1,349,297

Total deposits	2,130,344	2,157,817
Securities sold under agreements to repurchase	34,169	41,581
FHLB advances	52,251	761
Holding company senior debt	—	6,833
Convertible subordinated debt	29,287	14,712
Term subordinated debt and unsecured notes	—	6,250
Other liabilities	12,506	11,559

Total liabilities	2,258,557	2,239,513

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Perpetual preferred convertible stock ($20.00 par, 100,000 shares authorized, none issued and outstanding at December 31, 2001, 75,000 shares issued and outstanding at December 31, 2000.)	—	1,500
Common stock ($2.00 par, 20,000,000 shares authorized, 11,335,339 and 10,555,989 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively.)	22,671	21,112
Capital surplus	129,056	128,735
Retained earnings	17,639	21,669
Net unrealized gain (loss) on available for sale securities, net of tax effect	2,671	(675)

Total stockholders’ equity	172,037	172,341

Total liabilities and stockholders’ equity	$2,459,344	$2,440,604

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	For the Years Ended December 31,

	2001	2000	1999

INTEREST INCOME:
Loans	$124,015	$162,776	$166,656
Securities	34,712	27,869	17,486
Federal funds sold & other investments	6,621	6,555	6,621

Total interest income	165,348	197,200	190,763
INTEREST EXPENSE:
Deposits	92,796	102,893	94,133
Securities sold under agreement to repurchase	1,349	2,305	1,806
FHLB advances	426	81	164
Holding company debt	2,215	2,198	2,277

Total interest expense	96,786	107,477	98,380

Net interest income	68,562	89,723	92,383
PROVISION FOR LOAN LOSSES	16,150	20,700	9,923

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	52,412	69,023	82,460
NONINTEREST INCOME:
Service charges on deposit accounts	7,714	8,128	7,037
Loan service fees	2,208	5,951	6,584
Other loan fee income	3,689	4,324	4,281
Gains (losses) on loans & securities, net	2,282	(12,709)	2,888
Gains on sale of branches	4,483	—	—
Other operating income	2,653	1,617	5,042

Total noninterest income	23,029	7,311	25,832
NONINTEREST EXPENSES:
Salaries and employee benefits	38,557	37,456	41,716
Net occupancy expense	13,362	13,646	13,353
Advertising and marketing	1,640	1,037	1,103
Data & item processing fees and services	7,387	8,279	8,922
Loan collection costs	2,016	1,574	1,169
Other operating expenses	11,532	13,533	18,167

Total operating expenses	74,494	75,525	84,430
ORE expense, net	1,022	647	(227)
Amortization of goodwill	477	477	477
Amortization of premium on deposits	2,972	3,381	3,433

Total noninterest expenses	78,965	80,030	88,113

Income (loss) before income taxes & minority interest	(3,524)	(3,696)	20,179
Income tax expense (benefit)	(1,310)	(787)	7,800

Income (loss) before minority interest	(2,214)	(2,909)	12,379
Minority interest in income from subsidiary trust, net of tax	(1,684)	(1,689)	(1,687)

NET INCOME (LOSS)	$(3,898)	$(4,598)	$10,692

PER SHARE DATA:
Net income (loss) per common share — basic	$(0.37)	$(0.46)	$0.99

Net income (loss) per common & common equivalent share — diluted	$(0.37)	$(0.46)	$0.95

Weighted average common shares outstanding — basic	10,955,118	10,555,941	10,484,650

Weighted average common & common equivalent shares outstanding — diluted	10,955,118	10,555,941	11,299,902

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands)

					Net Unrealized
					Gains/(Losses)
					on Available
	Perpetual Preferred		Capital	Retained	for Sale
	Convertible Stock	Common Stock	Surplus	Earnings	Securities	Total

Balance, December 31, 1998	$1,500	$20,646	$125,364	$16,103	$(16)	$163,597
Net income	—	—	—	10,692	—	10,692
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	(7,661)	(7,661)
Exercise of stock options into 232,695 shares	—	466	2,313	—	—	2,779
Additional capital surplus from nonqualified/performance stock options	—	—	1,103	—	—	1,103
Dividends on preferred stock	—	—	—	(265)	—	(265)

Balance, December 31, 1999	1,500	21,112	128,780	26,530	(7,677)	170,245
Net loss	—	—	—	(4,598)	—	(4,598)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	7,002	7,002
Exercise of stock options into 100 shares	—	—	1	—	—	1
Dividends on preferred stock	—	—	—	(263)	—	(263)
Other	—	—	(46)	—	—	(46)

Balance, December 31, 2000	1,500	21,112	128,735	21,669	(675)	172,341
Net loss	—	—	—	(3,898)	—	(3,898)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	3,346	3,346
Exercise of stock options into 29,350 shares	—	59	299	—	—	358
Conversion of preferred stock into 750,000 common shares	(1,500)	1,500	—	—	—	—
Dividends on preferred stock	—	—	—	(132)	—	(132)
Other	—	—	22	—	—	22

Balance, December 31, 2001	$—	$22,671	$129,056	$17,639	$2,671	$172,037

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands)

	For the Years Ended December 31,

	2001	2000	1999

Net income (loss)	$(3,898)	$(4,598)	$10,692
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes (1)	4,987	7,242	(7,661)
Less reclassification adjustment for gains realized in net income (loss), net of taxes (1)	(1,641)	(240)	—

Net unrealized gains (losses)	3,346	7,002	(7,661)

Comprehensive income (loss)	$(552)	$2,404	$3,031

(1)	Income taxes on unrealized holding gains (losses) were an expense of $3,005 in 2001, $4,364 in 2000 and a benefit of $4,616 in 1999. Income taxes on gains realized in net income (loss) were $989 and $145 in 2001 and 2000.

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	For the Years Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES:
Net income (loss)	$(3,898)	$(4,598)	$10,692
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and ORE losses	16,315	20,925	10,003
Depreciation and amortization of goodwill & premium on deposits	9,464	10,578	10,865
Amortization of loan premiums/discounts & MSR’s	1,146	2,631	11,718
(Gain)/loss on sale of loans and securities, net	(2,282)	12,709	(2,888)
(Gain)/loss on sale of other real estate owned	123	64	(726)
(Capitalization) of mortgage servicing	(923)	—	(3,238)
(Gain) on sale of branches	(4,483)	—	—
(Gain)/loss on disposal of premises and equipment	255	—	(621)
Net decrease/(increase) in deferred tax asset	(4,612)	(3,645)	1,156
Net decrease/(increase) in other assets	(3,767)	(1,792)	16,304
Net decrease/(increase) in value of performance/nonqualified options	22	(46)	1,103
Net (decrease)/increase in other liabilities	1,275	2,349	(12,108)

Net cash provided by (used in) operating activities	8,635	39,175	42,260

INVESTING ACTIVITIES:
Net decrease in loans	130,430	159,294	85,726
Proceeds from sales and maturities of securities	340,590	85,446	148,052
Principal repayment on securities	208,323	72,783	34,177
Purchase of commercial paper available for sale	—	—	(39,541)
Purchase of securities available for sale	(886,424)	(98,749)	(363,111)
Purchase of securities held to maturity	—	(16,980)	(33,075)
(Purchase)/redemption of FHLB stock	648	—	(2,664)
Disposal/(purchase) of premises and equipment, net	(3,218)	(1,502)	1,197
Proceeds from sale of other real estate owned	7,692	6,665	8,566
Sale of mortgage servicing rights	1,966	—	—

Net cash provided by (used in) investing activities	(199,993)	206,957	(160,673)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	89,966	(135,194)	95,778
Net cash paid for branch sales	(61,912)	—	—
Net increase (decrease) in repurchase agreements	(7,412)	4,340	601
Proceeds (repayment) from FHLB advances, net	51,490	(8)	(24,231)
Proceeds from issuance of common stock	358	1	2,779
Proceeds from holding company debt	14,544	4,500	10,535
Repayment of holding company debt	(13,083)	(3,306)	(15,934)
Dividends on perpetual preferred convertible stock	(132)	(264)	(264)

Net cash (used in) provided by financing activities	73,819	(129,931)	69,264

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(117,539)	116,201	(49,149)
CASH AND CASH EQUIVALENTS, beginning of year	209,662	93,461	142,610

CASH AND CASH EQUIVALENTS, end of year	$92,123	$209,662	$93,461

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$89,083	$99,644	$98,159
Cash paid (received) during the year for income taxes	8,351	4,582	(10,883)
Non-cash transactions:
Refinancing of unsecured notes	—	—	7,000
Conversion of perpetual preferred stock to common stock	1,500	—	—

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. BUSINESS:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) include the accounts of the Company and its wholly owned subsidiaries, RBI Capital Trust I (“RBI”), and Republic Bank (the “Bank”) and the Bank’s wholly-owned subsidiary, Republic Insurance Agency, Inc. Financial data for 1999 includes results of operations for Republic Bank, F.S.B., the assets and deposits of which were sold in 1999 and the thrift was dissolved. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank, which operates 71 branches throughout Florida. The Bank’s primary source of revenue is derived from net interest income on loans and investments. The operations of the Company are reported as one operating segment.

Sale of Branches

On April 23, 2001, we completed the sale of five branch offices in Miami-Dade County, Florida, The loans assigned to the branches were purchased at par value, the fixtures and improvements and other assets assigned to four of the branches were purchased at their net book value and the buyer assumed $55.0 million of deposit liabilities of all five offices. We recognized a gain of $3.1 million on the transaction. There was no unamortized deposit premium associated with these branches.

On May 11, 2001, we completed the sale of two branch offices located in Lake City and Live Oak, Florida. The loans assigned to the branches were purchased at par value, the premises and other assets assigned to the two branches were purchased at their net book value and the buyer assumed $62.3 million of deposit liabilities. We recognized a gain of $1.4 million on the transaction, after deduction of the unamortized deposit premium paid to purchase the branches in 1998.

RBI Capital Trust I

RBI is our wholly owned subsidiary, formed on May 29, 1997, to issue cumulative trust preferred securities (the “Preferred Security or Securities”) to the public. We own all of the securities of RBI that possess general voting powers. The Preferred Securities, issued through a public offering on July 28, 1997, were sold at their $10 par value. RBI issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in our junior subordinated debt, which also has an interest rate of 9.10%. The Junior Subordinated Debentures will mature on June 30, 2027 (the “Stated Maturity”), which date may be shortened to a date not earlier than June 30, 2002, if certain conditions are met (including the Company having received prior approval by the Board of Governors of the Federal Reserve System or any successor agency (the “Federal Reserve”) if then required under applicable Federal Reserve capital guidelines or policies). RBI’s sole asset is the holding company’s junior subordinated debt. Considered together, our obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee by the bank holding company of RBI’s obligations with respect to the preferred securities. We used the proceeds from the junior subordinated debt to increase the Bank’s equity capital. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. We have the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the Preferred Securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. If payments are deferred, we will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. We have the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to us receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, we have the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

We have reported our obligation, with respect to the holders of the Preferred Securities, as a separate line item in the accompanying consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company”. The related dividend expense, net of the tax benefit, is reported as a separate line item in the accompanying consolidated statements of operations under the caption “Minority interest in income from subsidiary trust, net of tax”.

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

Securities

Securities that we have both the positive intent and ability to hold to maturity are classified as “Held to Maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as “Available for Sale” are those securities that may be sold prior to maturity as part of asset/liability management or in response to other factors and are carried at fair value with any unrealized gains or losses, net of applicable tax effect, reported in a separate component of stockholders’ equity. Securities identified as “Trading” include the subordinate tranche and the residual interests in cash flows from the securitization of High LTV Loans and the excess spread, interest-only strip related to securing first lien, residential loans. Trading securities are carried at fair value with any unrealized gains or losses included in the consolidated statements of operations under “Gain (loss) on loans and securities, net.”

Interest and dividends on securities and amortization of premiums and accretion of discounts using the effective interest rate method are together reported as interest income on securities. Gains and losses realized on sales of securities are generally determined on the specific identification method and are reported under “Gain (loss) on loans and securities, net”.

Accounting for Mortgage Servicing Rights (“MSR’s”)

MSR’s are carried at amortized cost and evaluated for impairment based on their fair value. We use an automated portfolio analysis system to value our MSR’s at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. The valuation is then stratified based upon predominant characteristics such as agency and interest rates to determine possible valuation losses within each category. We had no valuation allowances recorded for the years ended December 31, 2001 and 2000. The following table shows the amount of MSR’s which were capitalized and amortized, and the fair value of those assets as of December 31, for the periods indicated ($ in thousands):

	2001	2000	1999

Balance, beginning of year	$16,057	$20,681	$22,930
Capitalized MSR’s	923	—	3,238
Sale of High LTV Loan MSR’s	(1,966)	—	—
Amortization	(4,802)	(4,624)	(5,487)

Balance, end of year	$10,212	$16,057	$20,681

Fair value of MSR’s	$12,865	$21,888	$29,728

Discount rate used	9.00%	12.00%	12.00%

Loans

Interest on commercial and real estate loans and substantially all installment loans is recognized monthly on the loan balance outstanding. Our policy is to discontinue accruing interest on loans 90 days or more delinquent and restructured loans that have not yet demonstrated a sufficient payment history, which, in our opinion, may be doubtful as to the collection of interest or principal. These loans are designated as “nonaccrual” and any accrued but unpaid interest previously recorded is reversed against current period interest income.

Loan origination and commitment fees, net of certain costs, are deferred and the amount is amortized as an adjustment to interest income using the effective interest rate method, generally over the contractual life of the loan. Unearned discounts and premiums on loans purchased are deferred and amortized as an adjustment to interest income on a basis that approximates level rates of return over the term of the loan.

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

Accounting for Impairment of Loans

Our identification of loan impairment on an individual loan basis includes larger loans which are: (1) nonperforming and have been placed on non-accrual status; or (2) performing according to all contractual terms of the loan agreement but may have substantive indication of potential credit weakness. Other loans outside the scope of SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, primarily smaller loans and loans of a homogeneous nature, are collectively evaluated for loss.

At December 31, 2001, $61.1 million of loans were considered impaired by us. Those loans required valuation allowances totaling $10.3 million, which are included within the overall allowance for loan losses at December 31, 2001. As of December 31, 2000, $53.4 million of loans were considered impaired by us. Approximately $45.9 million of these loans required valuation allowances, totaling $8.9 million, which were included within the overall allowance for loan losses at December 31, 2000.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, except for leasehold improvements, where the lesser of the estimated useful life of the asset or the term of the lease is used. The useful lives used in computing depreciation and amortization are as follows:

YEARS

Buildings and improvements	39
Furniture and equipment	3-7
Leasehold improvements	5-15

Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

Other Real Estate (“ORE”)

ORE represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is net of a valuation allowance established to reduce cost to the lower of cost or fair value less to costs to sell. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense.

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

We file consolidated tax returns with the federal and state taxing authorities. A tax sharing agreement exists between us and our subsidiaries whereby taxes for the subsidiaries are computed as if the subsidiaries were separate entities. Amounts to be paid or credited with respect to current taxes for the subsidiary are paid to or received from us.

Goodwill

Goodwill is an intangible asset, which represents the excess of the cost of an acquired enterprise over the fair market value of identifiable assets less the fair market value of liabilities acquired in purchase transactions. This goodwill was acquired in a 1997 acquisition and was being amortized on a straight-line basis over 10 years.

Premium on Deposits

A premium on deposits is recorded for the difference between cash received and the carrying value of deposits acquired in purchase transactions. This premium is being amortized on a straight-line basis over 10 years.

Time Deposits

Time deposits in amounts of $100,000 or more were $256.3 million as of December 31, 2001 and the scheduled maturities of those time deposits were as follows ($ in thousands):

Year Ended		Percent of
December 31,	Amount	Total Time Deposits

2002	$939,220	77.83%
2003	151,013	12.51
2004	51,052	4.23
2005	51,708	4.29
2006	13,468	1.12
Thereafter	259	0.02

Total time deposits	$1,206,720	100.00%

Stock-Based Compensation Plans

We account for our stock-based compensation plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted the disclosure option of SFAS No. 123, “Accounting for Stock-Based Compensation”, which requires that companies not electing to account for stock-based compensation as prescribed by the statement disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as “derivatives”) and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133”, which delayed the date for implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS

No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133”, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The adoption of SFAS No. 133, on January 1, 2001, did not have a material effect upon our results of operations or financial position.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of SFAS No. 125)”. SFAS No. 140 revised the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without consideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, and required additional disclosures relating to previous securitization transactions and collateral activity for the fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material effect upon our results of operations or financial position.

Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets

In January 2001, the Emerging Issues Task Force issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which provides guidance on the method used for the recognition and measurement of interest income and impairment of those retained interests. EITF 99-20 was effective for quarterly periods after March 15, 2001. The adoption of EITF 99-20 did not have a material effect upon our results of operations or financial position.

Financial Accounting and Reporting for Goodwill and Other Intangible Assets Acquired in a Business Combination at Acquisition

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

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions”. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 is not expected to have a material effect upon our results of operations or financial position.

Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others

In December 2001, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 01-6, “Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others”. SOP 01-6 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities and conforms, where appropriate, differences among the accounting and financial reporting provisions previously established by certain AICPA Audit and Accounting guides. SOP 01-6 is effective for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 is not expected to have a material effect upon our results of operations or financial position.

Cash Equivalents

For purposes of preparing the consolidated statements of cash flows, cash equivalents are defined to include cash and due from banks, interest bearing deposits and federal funds sold.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2001 financial statement presentation.

3. SECURITIES:

Our securities consisted primarily of mortgage-related securities (“MBS”) with a lesser amount of U.S. Treasury Securities, U.S. Agency Securities and Revenue Bonds. MBS, sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The majority of the MBS securities in our portfolio are issued by three government agencies or corporations: (1) the Government National Mortgage Association (“GNMA”); (2) the Federal Home Loan Mortgage Corporation (“FHLMC”); and (3) the Federal National Mortgage Association (“FNMA”). During 2001, 2000 and 1999, we securitized conventional and government insured first lien mortgage loans with carrying values at securitization of $81.3 million, $0 and $85.6 million, respectively. Securities held to maturity are recorded at amortized cost, while securities available for sale and trading are recorded at estimated fair value.

The securities portfolio at December 31, 2001 and 2000, is summarized as follows ($ in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At December 31, 2001:
Available for sale securities:
U.S. Agency securities	$2,500	$48	$—	$2,548
Revenue bonds	2,810	47	(11)	2,846
MBS	783,129	6,426	(2,230)	787,325

Total securities available for sale	$788,439	$6,521	$(2,241)	$792,719

Trading securities:
Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863
Republic Bank Owner Trust 1997-1 and 1998-1	5,855	—	—	5,855
Excess servicing, interest only-strip	3,159	—	—	3,159

Total trading securities	$19,877	$—	$—	$19,877

Held to maturity:
MBS held to maturity	$21,470	$953	$—	$22,423

At December 31, 2000:
Available for sale securities:
U.S. Treasury securities	$9,998	$—	$(11)	$9,987
U.S. Agency securities	5,000	14	—	5,014
Revenue bonds	3,772	28	(14)	3,786
MBS	330,847	885	(1,984)	329,748

Total securities available for sale	$349,617	$927	$(2,009)	$348,535

Trading securities:
Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863
Republic Bank Owner Trust 1997-1 and 1998-1	10,179	—	—	10,179
Excess servicing, interest only-strip	3,536	—	—	3,536

Total trading securities	$24,578	$—	$—	$24,578

Held to maturity:
MBS held to maturity	$33,844	$457	$(39)	$34,262

Book Value at December 31:	2001	2000

Available for sale securities	$792,719	$348,535
Trading securities	19,877	24,578
Held to maturity securities	21,470	33,844

Total securities	$834,066	$406,957

The amortized cost, estimated fair value and weighted average yield of securities at December 31, 2001, grouped by stated maturity of the security are shown below ($ in thousands):

	Less Than	One - Five	Over Five
	One Year	Years	Years	Total

Amortized Cost:
Available for sale securities	$325	$13,125	$774,989	$788,439
Trading securities	—	—	19,877	19,877
Held to maturity	561	6,509	14,400	21,470

Total securities	$886	$19,634	$809,266	$829,786

Fair Value:
Available for sale securities	$330	$13,285	$779,104	$792,719
Trading securities	—	—	19,877	19,877
Held to maturity	569	6,700	15,154	22,423

Total securities	$899	$19,985	$814,135	$835,019

Weighted Average Yield:	6.19%	5.94%	5.56%	5.52%

Proceeds from sales of securities during the years ended December 31, 2001, 2000 and 1999 were $324.8 million, $42.4 million and $0, respectively. Gross gains of $2.7 million, $245,000 and $0 and gross losses of $2,100, $5,200 and $0, respectively, were realized on these sales. Securities with book and fair values of $82.7 million and $83.7 million, respectively, were pledged to secure repurchase agreements at December 31, 2001. The fair values assigned to the MBS classified as available for sale were derived using market quotations at December 31, 2001. Net unrealized holding losses on trading securities of $4.0 million, $13.5 million, and $470,000 were included in income during 2001, 2000, and 1999, respectively.

Securitized Financial Assets

At December 31, 2001, the trading asset category included a $10.9 million subordinate tranche purchased from our securitization of High LTV Loans in June 1998, $5.9 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $3.2 million of excess servicing interest-only strips. We have recorded these assets at our estimate of their fair value. The other assets category on our balance sheet included $10.2 million of MSR’s.

Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the consolidated statement of operations under the caption “Gain (loss) on loans and securities, net”. Under generally accepted accounting principles, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows to value our trading assets. We have used a present value methodology to value trading assets.

The accounting estimates and judgements used in the valuation of the residual interests from the December 1997 and June 1998 securitizations are summarized as follows ($ in thousands):

	Initial	2001	2000
	Valuation	Valuation	Valuation

December 1997 Securitization
Collateral amount	$60,000	$24,965	$31,947
Discount rate	14.00%	15.00%	15.00%
Prepayment speed	15.00	24.00	14.00
Cumulative lifetime default rate (1)	9.57	19.37	22.86
Weighted average remaining life (in years)	4.12	3.15	3.16

June 1998 Securitization
Collateral amount	$240,000	$121,841	$159,017
Discount rate	15.00%	15.00%	15.00%
Prepayment speed	15.00	27.00	12.00
Cumulative lifetime default rate (1)	10.68	18.36	19.77
Weighted average remaining life (in years)	4.19	2.82	3.92

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

The following schedule summarizes the status and activity on the assets which are collateral for the two securitizations ($ in thousands):

	1997-1	1998-1

As of December 31, 2001
Cumulative credit losses, net of recoveries	$7,832	$24,669
Cumulative default rate	13.05%	10.28%
Net credit losses in 2001	$1,663	$7,956

Delinquencies at December 31, 2001:
30-59 days delinquent	$492	$2,224
60-89 days delinquent	193	782
90 days and over delinquent	308	1,644

Total delinquencies	$993	$4,650

Delinquency rate	3.98%	3.82%

As of December 31, 2000
Cumulative credit losses, net of recoveries	$6,169	$16,713
Cumulative default rate	10.28%	6.96%
Net credit losses in 2000	$2,431	$8,247

Delinquencies at December 31, 2000:
30-59 days delinquent	$753	$3,714
60-89 days delinquent	322	1,921
90 day and over delinquent	965	3,487

Total delinquencies	$2,040	$9,122

Delinquency rate	6.39%	5.74%

Sensitivity in the Valuation of Securitized Financial Assets - The market values of the securities resulting from securitization of financial assets are extremely sensitive to changes in the assumptions used to calculate the expected cash flows from those assets. The measurements of the sensitivities presented are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on selected variations in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on fair value is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another factor (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

Residual Interests in Cashflows from Securitizing High LTV Loans - Our approximation of the resulting fair values and the change from the current valuation due to two alternative changes in the discount rate, the prepayment speed and the cumulative lifetime default are as follows ($ in thousands):

		To:

	From	Pro Forma	Pro Forma
December 1997 Securitization ("1997-1")	Current Valuation	Valuation (1)	Valuation (2)

If the discount rate was changed:	15.00%	25.00%	30.00%
The current valuation would change:	$3,578	$2,892	$2,645
If the prepayment speed was changed:	24.00%	35.00%	40.00%
The current valuation would change:	$3,578	$2,828	$2,581
If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	19.37%	21.23%	21.90%
The current valuation would change:	$3,578	$2,857	$2,530

		To:

	From	Pro Forma	Pro Forma
December 1998 Securitization ("1998-1")	Current Valuation	Valuation (1)	Valuation (2)

If the discount rate was changed:	15.00%	25.00%	30.00%
The current valuation would change:	$2,528	$1,805	$1,550
If the prepayment speed was changed:	27.00%	35.00%	40.00%
The current valuation would change:	$2,528	$797	$0
If losses over the remaining life were to increase by 10% and 25%, the cumulative lifetime default rate would change:	18.36%	19.27%	20.26%
The current valuation would change:	$2,528	$1,137	$0

MSR’s and Excess Servicing Interest-Only Strips - Our MSR’s at December 31, 2001 were $10.2 million representing the capitalized value of the rights to service $637.9 million of loans. Our excess servicing interest-only strips were $3.2 million representing the capitalized value of the rights to service $258.7 million of loans (the $258.7 million of loans with excess servicing is included in the overall $637.9 million servicing portfolio amount).

At December 31, 2001, the estimated fair value of the MSR’s was $12.9 million. The excess servicing interest-only strips were stated at their fair value of $3.2 million. Both assets are sensitive to changes in economic conditions, particularly changes in the expected offering rates for new mortgage loans which determine expected prepayment speeds, one of the major components of the valuation. We perform the sensitivity analysis on the MSR’s and the excess servicing interest-only strips as one combined asset. Our estimate of the change in fair value at December 31, 2001 for a given change in loan offering rates was as follows:

If Loan Offering Rates:	The MSR Value Would:

Increased 200 basis points	Increase by 32%
Increased 400 basis points	Increase by 38%
Decreased 200 basis points	Decrease by 28%
Decreased 400 basis points	Decrease by 30%

4. LOANS:

Loans at December 31, 2001 and 2000, are summarized as follows ($ in thousands):

	2001	2000

Real estate mortgage loans:
One-to-four family residential	$432,792	$641,203
Subprime mortgages	50,743	65,662
Multifamily residential	62,565	85,338
Warehouse lines of credit	718	39,835
Commercial real estate	501,030	559,014

Mortgage loans secured by first liens	1,047,848	1,391,052
Commercial (business) loans	108,912	125,145
Home equity loans	215,315	137,900
High LTV Loans	30,245	39,191
Consumer loans	20,719	21,624

Total gross portfolio loans	1,423,039	1,714,912
Less-allowance for loan losses	(31,997)	(33,462)
Less-premiums and unearned discounts on loans purchased	(672)	(239)
Less-unamortized loan fees, net	(1,356)	(3,331)

Total loans held for portfolio	$1,389,014	$1,677,880

Mortgage loans serviced for others as of December 31, 2001 and 2000, were $638.0 million and $1.3 billion respectively. Loans on which interest was not being accrued totaled approximately $46.2 million, $49.4 million, and $25.0 million at December 31, 2001, 2000 and 1999, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $4.3 million, $3.1 million, and $3.0 million in the years ended December 31, 2001, 2000 and 1999, respectively. Loans past due 90 days or more and still accruing interest at December 31, 2001 and 2000, totaled approximately $12,000 and $1.2 million respectively. Restructured loans totaled $773,000 and $1.5 million during 2001 and 2000, respectively.

5. ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Balance at beginning of year	$33,462	$28,177	$28,077
Provision for possible loan losses	16,150	20,700	9,923
Allowance from purchased loans	—	—	275
Discount on purchased loans allocated from allowance for loan losses	(613)	(389)	(470)
Loans charged-off	(18,851)	(16,806)	(11,123)
Recoveries of loans charged-off	1,849	1,780	1,495

Balance at end of year	$31,997	$33,462	$28,177

6. PREMISES AND EQUIPMENT:

Premises and equipment, net of accumulated depreciation and amortization at December 31, 2001 and 2000, included ($ in thousands):

	2001	2000

Land	$9,198	$9,662
Buildings and improvements	26,068	28,539
Furniture and equipment	29,992	30,817
Leasehold improvements	5,651	5,202
Construction in progress	1,227	162

Total premises and equipment	72,136	74,382
Less-accumulated depreciation and amortization	(29,336)	(27,159)

Premises and equipment, net	$42,800	$47,223

Depreciation expense for 2001, 2000 and 1999 was $6.0 million, $6.9 million and $7.1 million, respectively.

7. OTHER REAL ESTATE:

The carrying value of loans converted to ORE through foreclosure proceedings totaled $19.0 million, and $7.9 million, for the years ended December 31, 2001 and 2000, respectively. Sales of ORE that were financed by us totaled $0 and $443,000 for the years ended December 31, 2001 and 2000, respectively.

Changes in the valuation for ORE were as follows ($ in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Balance at beginning of year	$305	$138	$4,405
Provision	—	225	80
Charge-offs, net	(207)	(58)	(4,347)

Balance at end of year	$98	$305	$138

State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. There are no properties that have exceeded the five-year holding period limitation.

8. INCOME TAXES:

The income tax provision or benefit, excluding the income tax benefit related to the minority interest from subsidiary trust, was comprised of the following ($ in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Current provision	$5,922	$2,892	$6,411
Deferred provision/(benefit)	(4,612)	(3,679)	1,389

	$(1,310)	$(787)	$7,800

At December 31, 2001, we had approximately $5.4 million of remaining federal and $6.3 million of state net operating loss carryforwards. These carryforwards expire in the years 2005 through 2019. Recognition of net operating loss carryforwards incurred prior to 1998 are limited to approximately $732,000 each year under the rules of Internal Revenue Code Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year.

Through mergers in 1997 and 1998, we acquired unrecognized deferred tax liabilities of approximately $3.2 million, and $86,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, we cease to be a bank, these reserves shall be taxed ratably over the six taxable year period beginning with such taxable year.

Our effective tax rate varies from the statutory rate of 34%. The reasons for this difference are as follows ($ in thousands):

	For the Years Ended December 31,

	2001	2000	1999

Computed “expected” tax provision/(benefit)	$(1,198)	$(1,257)	$6,861
Increase (reduction) of taxes:
Tax-exempt interest income	(13)	(16)	(18)
Valuation allowance on deferred tax asset	—	—	(523)
Goodwill amortization	179	179	179
State taxes	(24)	136	841
Other	(254)	171	460

Actual tax provision (benefit)	$(1,310)	$(787)	$7,800

Temporary differences created the following deferred tax assets and liabilities at December 31, 2001 and 2000 ($ in thousands):

	Deferred Tax Asset (Liability)

	2001	2000

Provision for loan losses-financial expense greater than tax expense	$12,031	$12,581
Net operating losses and tax credit carry-forwards	2,078	2,753
Loan discount accretion-financial income greater than tax income	—	(156)
Financial and tax differences from loan securitizations	2,627	(168)
Financial amortization of premium over tax amortization	1,545	1,446
Financial and tax differences from interest on nonaccrual loans	151	442
Other	72	249

Gross deferred tax asset	18,504	17,147
Tax depreciation greater than financial depreciation	(1,357)	(1,844)
Financial and tax differences from mortgage servicing rights	392	(2,328)
Financial and tax differences on purchase accounting adjustments	(525)	(531)
Financial and tax differences on FHLB dividends	(267)	(267)
Other (net)	(267)	(309)

Gross deferred tax liabilities	(2,024)	(5,279)
Less valuation allowance	—	—

Net deferred tax asset	$16,480	$11,868

An amount relating to the unrealized gain on available for sale securities, which is recorded directly to stockholders’ equity, and is a component of comprehensive income, increased by $2.0 million and $4.2 million, in 2001 and 2000, respectively.

9. OTHER BORROWINGS:

FHLB Advances

At December 31, 2001, we were required by our collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 2001 and 2000 were collateralized by such loans and securities totaling $52.3 million and $761,000, respectively, with an unused credit line of $396.5 million at December 31, 2001. In addition, all of our FHLB stock is pledged as collateral for such advances.

Maturities and average interest rates of advances from the FHLB as of December 31, 2001 and 2000, were as follows ($ in thousands):

	Amount and weighted average rate
	at December 31,

	2001		2000

	Amount	Rate	Amount	Rate

Remaining term to maturity:
1 month or less	$30,000	1.83%	$—	—%
2-12 months	10,000	3.15	—	—
13-24 months	5,000	3.78	—	—
25-36 months	—	0.00	—	—
Over 36 months	7,251	5.22	761	6.85

Total	$52,251	2.74%	$761	6.85%

7% Convertible Subordinated Debt Due 2014

In September 1999, we completed a private placement of $15.0 million 7.0% convertible subordinated debentures that mature on October 1, 2014 (the “1999 Debentures”) Each $1,000 principal amount of the 1999 Debentures is convertible at any time by the holder into 55.55556 shares of our $2.00 par value common stock (a conversion price of $18.00 per share). We can redeem the 1999 Debentures at any time after October 1, 2004 at fixed redemption prices. The 1999 Debentures may also be redeemed by us without a premium if the closing price of our common stock equals or exceeds $23.40 for 20 consecutive trading days.

7% Convertible Subordinated Debentures Due 2011

In May 2001, we completed a private placement of $15.0 million 7% convertible subordinated debentures maturing April 1, 2011 (the “2001 Debentures”). Each $1,000 principal amount of the 2001 Debentures is convertible by the holder at any time into 64.1026 shares of our $2.00 par value common stock (a conversion price of $15.60 per share). The 2001 Debentures can be redeemed by us at any time after April 1, 2003, without payment of any premium, provided the closing bid price of our common stock for not less than 20 consecutive trading days equals or exceeds $20.28. Regardless of the closing bid price of our common stock, we can redeem the 2001 Debentures at any time after April 1, 2006 at fixed redemption prices. The 2001 Debentures are subordinate to the 1999 Debentures. The net proceeds from the 2001 Debentures were used to repay $10.0 million of outstanding debt and the balance was used for general corporate purposes.

Holding Company Senior Debt, Term Subordinated Debt and Unsecured Notes

During 2001 we repaid all of our holding company senior debt, term subordinated debt and unsecured notes to one of our directors.

Holding Company Senior Debt - The holding company senior debt had a balance of $6.8 million at the end of 2000. The senior debt was originally borrowed in September 1998 in the amount of $25.0 million and was guaranteed by Mr. William R. Hough, our Chairman of the Board and principal shareholder. In September 1999, we paid down the principal amount by $15.0 million to a balance of $10.0 million using the net proceeds from sale of the 1999 Debentures, extended the maturity to March 31, 2001 and amended the terms so as to require monthly principal payments of $278,000 plus interest and a $5.0 million balloon payment on March 24, 2001. In December 2000, we further restructured the senior debt, made a $2.0 million payment in January 2001, with the $4.8 million remainder to be fully amortized over an 18-month period beginning in January 2001. The balance was paid off in May 2001 with the net proceeds from the 2001 Debentures.

Term Subordinated Debt - The term subordinated debt had a balance of $2.8 million at the end of 2000. In December 1998, we borrowed $7.0 million from certain members of our board of directors on an unsecured basis. In September 1999, we refinanced the unsecured debt to our directors by exchanging with them $4.3 million of the 1999 Debentures and $2.7 million non-convertible term subordinated debt, maturing in 2006. The term subordinated debt was paid off in May 2001 with the net proceeds from the 2001 Debentures.

Unsecured Notes -In 2000, we borrowed $3.5 million on an unsecured, revolving line of credit basis from Mr. William R. Hough, individually. The proceeds were used for holding company debt service. The loan was amended in December 2000 to extend the maturity to October 1, 2002. The unsecured notes to Mr. Hough totaling $3.5 million were paid off in May 2001 with the net proceeds from the 2001 Debentures.

10. CREDIT RISK CONCENTRATION, OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES

Loans Outside Florida

The majority of the loans outside Florida are located in the states of California, Texas, Georgia, and in the northeastern United States. At December 31, 2001, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

		Percent
State	Amount	of Total

Florida	$1,135,535	79.91%
New England (1)	70,557	4.97
Georgia	32,536	2.29
California	28,621	2.01
Texas	17,522	1.23
Virginia	16,829	1.18
New Jersey	15,950	1.12
Ohio	13,072	0.92
New York	12,994	0.91
Illinois	12,921	0.91
North Carolina	11,480	0.81
Missouri	10,260	0.72
All other (none greater than $10,000)	42,734	3.02

Total	$1,421,011	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

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

A summary of financial instruments with off-balance-sheet risk at December 31, 2001, is as follows ($ in thousands):

Contractual
Amount

Commitments to extend credit	$185,041
Unfunded lines of credit	174,182
Commercial and standby letters of credit	3,335

Total	$362,558

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

Commercial and standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. Outstanding, unsecured standby letters of credit at December 31, 2001, totaled approximately $3.3 million.

Commitments

We have entered into a number of non-cancelable operating leases primarily for branch banking locations. At December 31, 2001, minimum rental commitments based on the remaining noncancelable lease terms were as follows ($ in thousands):

2002	$5,091
2003	4,668
2004	3,859
2005	2,195
2006	1,794
Thereafter	9,882

Gross operating lease commitments	27,489
Less-sublease rentals	(698)

Net operating lease commitments	$26,791

Total rent expense for the years ended December 31, 2001, 2000 and 1999, was $5.6 million, $5.6 million, and $6.0 million, respectively. Total rental income from subleases for the years ended December 31, 2001, 2000 and 1999, was $558,000, $1.1 million, and $909,000, respectively. In addition, we are obligated to make processing payments in relation to our computer facilities of approximately $1.8 million in 2002.

Contingencies

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

11. EMPLOYEE BENEFIT PLANS:

We have a 401(k) retirement plan that covers substantially all employees. Our contributions were $214,000, $230,000, and $268,000 in the years ended December 31, 2001, 2000 and 1999, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS:

Generally, our practice and intent is to hold our financial instruments to maturity, unless otherwise designated. Where available, quoted market prices are used to determine fair value, however, most of our financial instruments lack quoted market prices. We have incorporated what we consider appropriate estimation methodologies for those financial instruments which lack quoted market prices which requires that a significant number of assumptions be used to determine fair value. Those assumptions include subjective assessments of current market conditions and perceived risks associated with financial instruments, among other things. A user of these financial statements might consider different assumptions to be more appropriate which could have a significant effect on the resulting estimated fair value. The estimated fair values presented neither include nor give effect to the intangible values associated with our business, existing customer relationships, and branch banking network, among other things.

The following estimates of the fair value of financial instruments held by us include only those instruments that could reasonably be evaluated. Cash and due from banks and federal funds sold were valued at cost. The securities portfolio was evaluated using market quotes, where available or fair market values based on a present value of cash flows technique. The fair value of the loan portfolio was evaluated using the present value of cash flows, after adjusting for credit deterioration and prepayment assumptions, based upon current rates we would use in extending credit with similar characteristics. These rates may not necessarily be the same as those which might be used by other financial institutions for similar loans. The value of our mortgage servicing rights was determined using the discounted cash flows of net income from servicing. The fair values disclosed for checking accounts, savings accounts, securities sold under agreements to repurchase, and certain money market accounts are, by definition, equal to the amount payable on demand at the reporting date. Fair values for time deposits and other borrowings are estimated using a discounted cash flow calculation that applies current interest rates to aggregated expected maturities. Standby letters of credit and commitments to extend credit typically result in loans with a market interest rate when funded. The recorded book value of deferred fee income approximates fair value.

These evaluations may incorporate specific value to us in accordance with our asset/liability strategies, interest rate projections and business plans at a specific point in time and therefore, should not necessarily be viewed as liquidation value. They should also not be used in determining our overall value as they exclude intangible aspects such as business and franchise value. The table below illustrates the estimated fair value of our financial instruments as of December 31, using the assumptions described above ($ in thousands):

	2001	2000

Financial Assets:
Cash and due from banks	$65,370	$52,540
Interest bearing deposits in banks	11,828	6,910
Federal funds sold	14,925	150,212
Securities	835,019	407,375
Loans	1,445,348	1,722,134
Mortgage servicing rights	12,865	21,709
Financial Liabilities:
Deposits	2,157,610	2,171,134
Securities sold under agreements to repurchase	34,169	41,581
FHLB advances	52,251	761
Holding company senior debt	—	6,833
Convertible subordinated debt	29,287	14,712
Term subordinated debt and holding company unsecured notes	—	6,250

13. STOCKHOLDERS’ EQUITY:

Perpetual Preferred Convertible Stock

In the second quarter of 2001, all of the holders of the Company’s 75,000 shares of perpetual preferred stock converted their holdings into the Company’s common stock, increasing the number of common shares outstanding by 750,000. The preferred stock had a liquidation preference of $88 per share and carried a noncumulative dividend of $3.52 per year, which was paid quarterly. The holders of the preferred stock voted with the holders of the common stock and were entitled to 10 votes per each share of preferred stock.

Dividends

Florida statutes limit the amount of dividends we can pay in any given year to that year’s net income plus retained net income from the two preceding years. Additionally, we cannot pay dividends if payment would cause us to be undercapitalized as defined by federal regulations.

The terms of our convertible subordinated debt require that we maintain unrestricted cash in the holding company equivalent to the next two interest payments as a prerequisite to paying common stock dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year exceeds the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. As of January 1, 2002, there was a net retained deficit for dividend payment purposes of $9.5 million. The holding company had $6.9 million of unrestricted cash available to it for debt service. Our annual debt service requirement is approximately $4.7 million per year.

Non-qualified Stock Options

The board of directors may grant nonqualified options each year. As of December 31, 2001, 117,400 of such options were outstanding. The per share exercise price of each stock option is determined by the board of directors at the date of grant, vesting over a five year period.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan for certain key employees. In 1995, the stockholders adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the “Plan”) as a replacement for the 1994 Stock Option Plan. The total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the board of directors (the “Committee”). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. In the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. As of December 31, 2001, any performance options previously granted had all either been exercised or have expired.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value at the date of the option grant. As of December 31, 2001, 627,860 options remained outstanding under this plan, with 288,994 shares available to be granted at a future time.

1997 Stock Appreciation Rights Plan

On October 21, 1997, the board of directors approved a Stock Appreciation Rights Plan (the “SAR Plan” and “SAR’s”). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of our common stock at the time of exercise, over the fair market value of a share of our common stock at date of grant, times the number of rights exercised. As of December 31, 2001, 17,900 SAR’s granted at the then current market value of $26.675 remained outstanding. No more than 20% of the SAR’s may vest annually, beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant.

We record compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SAR’s. As of December 31, 2001 and 2000, there had been no appreciation of our common stock over the fair market value at date of grant. Therefore, compensation expense has been recorded only for those rights which have been exercised.

Aggregate Stock Option Activity

We have adopted SFAS No. 123 for disclosure purposes only. The fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions (weighted averages) for 2001, 2000 and 1999: risk-free interest rate of 4.54%, 5.08% and 6.34%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 32.1% for 2001, 41.1% for 2000 and 24.0% for 1999. The approximate fair value of the stock options granted in 2001, 2000, and 1999 is $806,000, $1.3 million and $2.9 million, respectively, which would be amortized as compensation expense over the five year vesting period of the options.

Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, our net income (loss) and earnings (loss) per share, as reported, would have been the following pro forma amounts ($ in thousands except share data):

	2001	2000	1999

Net income (loss)
As reported	$(3,898)	$(4,598)	$10,692
Pro forma	(5,903)	(5,962)	9,452
Net income (loss) per share-basic
As reported	(0.37)	(0.46)	0.99
Pro forma	(0.55)	(0.59)	0.88
Net income (loss) per share-diluted
As reported	(0.37)	(0.46)	0.95
Pro forma	(0.55)	(0.59)	0.84

A summary of the status of our stock option plans at December 31, 2001, 2000 and 1999, and for the years then ended is presented in the table below:

	2001		2000		1999

		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Exer. Price	Shares	Exer. Price	Shares	Exer. Price

Fixed Options
Outstanding — beg. of year	645,317	$16.86	539,557	$19.09	503,939	$20.15
Granted	112,300	16.46	221,100	12.11	267,500	14.73
Exercised	(29,350)	12.19	(100)	10.88	(119,595)	10.33
Forfeited/Expired	(100,407)	19.79	(115,240)	18.19	(112,287)	22.79

Outstanding — end of year	627,860	16.62	645,317	16.86	539,557	19.09

Exercisable — end of year	332,356	18.16	308,557	18.42	234,357	19.04
Wtd. avg. fair value of options granted		7.18		5.78		10.93
Performance Options
Outstanding — beg. of year	—	—	—	—	139,100	14.79
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(113,100)	13.63
Forfeited/Expired	—	—	—	—	(26,000)	19.85

Outstanding — end of year	—	—	—	—	—	—

Exercisable — end of year	—	—	—	—	—	—

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/01	Contractual Life	Exercise Price	at 12/31/01	Exercise Price

$8.75 - 12.85	193,680	8.19	$11.53	75,868	$11.62
12.94 - 17.95	320,240	7.79	15.61	157,288	15.10
26.68 - 28.94	113,940	6.27	28.14	99,200	28.02

14. EARNINGS (LOSS) PER SHARE:

Net Income (Loss) Per Common and Common Equivalent Share

Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock and the convertible subordinated debentures had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). Basic earnings (loss) per common share was computed by dividing net income (loss) less dividends paid on the perpetual preferred convertible stock, by the weighted average number of shares of common stock outstanding during the year. During 2001, there were 627,860 stock options and 1,794,872 shares related to convertible subordinated debt which would have been antidilutive. During 2000, there were 645,317 stock options, 833,334 shares related to convertible subordinated debt and 750,000 shares related to convertible preferred stock, which would have been antidilutive. During 1999, there were 298,140 stock options and 833,334 shares related to convertible subordinated debt, which were antidilutive.

Diluted and basic earnings per share in 2001 and 2000 were identical. The table below reconciles the calculation of diluted and basic earnings per share for 1999 ($ in thousands, except share data):

	1999

		Weighted	Earnings
	Net	Shares	Per
	Income	Outstanding	Share

Basic	$10,427	10,484,650	$0.99
Stock options	—	65,252
Convertible perpetual preferred stock dividends	265	750,000	—

Diluted	$10,692	11,299,902	$0.95

15. REGULATORY CAPITAL REQUIREMENTS:

We are required to comply with the three basic measures of capital adequacy established by the Federal Reserve and the FDIC, two risk-based measures and a leverage measure. All three applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance.

The minimum guidelines for the ratio (“Risk-Based Capital Ratio”) of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8.0%. At least half of Total Capital (i.e., 4.0% of risk-weighted assets) must be comprised of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred convertible stock, and a limited amount of cumulative perpetual preferred convertible stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves (“Tier 2 Capital”). In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the “Leverage Ratio”) of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3.0%, plus an additional margin of 100 to 200 basis points. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier I Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

As of December 31, 2001 and 2000, we were considered “well capitalized” according to the federal banking agencies’ guidelines. The table which follows sets forth the amounts of capital and capital ratios as of December 31, 2001 and 2000, and the applicable regulatory minimums ($ in thousands):

	Company		Bank

	Amount	Ratio	Amount	Ratio

As of December 31, 2001:
Risk-Based Capital:
Tier 1 Capital
Actual	$175,190	11.90%	$192,808	13.11%
Minimum required to be “Adequately Capitalized”	58,889	4.00	58,842	4.00
Excess over minimum to be “Adequately Capitalized”	116,301	7.90	133,966	9.11
To be “Well Capitalized”	N/A	N/A	88,263	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	104,545	7.11

Total Capital
Actual	$223,402	15.17%	$211,693	14.39%
Minimum required to be “Adequately Capitalized”	117,778	8.00	117,684	8.00
Excess over minimum to be “Adequately Capitalized”	105,624	7.17	94,009	6.39
To be “Well Capitalized”	N/A	N/A	147,105	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	64,588	4.39

Tier 1 Capital to Total Assets (Leverage):
Actual	$175,190	7.21%	$192,808	7.94%
Minimum required to be “Adequately Capitalized”	97,212	4.00	97,161	4.00
Excess over minimum to be “Adequately Capitalized”	77,978	3.21	95,647	3.94
To be “Well Capitalized”	N/A	N/A	121,451	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	71,357	2.94

As of December 31, 2000:
Risk-Based Capital:
Tier 1 Capital
Actual	$151,969	10.27%	$172,967	11.69%
Minimum required to be “Adequately Capitalized”	59,216	4.00	59,161	4.00
Excess over minimum to be “Adequately Capitalized”	92,753	6.27	113,806	7.69
To be “Well Capitalized”	N/A	N/A	88,742	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	84,225	5.69

Total Capital
Actual	$187,935	12.69%	$191,455	12.94%
Minimum required to be “Adequately Capitalized”	118,431	8.00	118,323	8.00
Excess over minimum to be “Adequately Capitalized”	69,504	4.69	73,132	4.94
To be “Well Capitalized”	N/A	N/A	147,903	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	43,552	2.94

Tier 1 Capital to Total Assets (Leverage):
Actual	$151,969	6.30%	$172,967	7.18%
Minimum required to be “Adequately Capitalized”	96,473	4.00	96,311	4.00
Excess over minimum to be “Adequately Capitalized”	55,496	2.30	76,656	3.18
To be “Well Capitalized”	N/A	N/A	120,389	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	52,578	2.18

16. RELATED PARTY TRANSACTIONS:

Mr. William R. Hough, is chairman of the board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. During 2001, 2000 and 1999, we purchased $725.6 million, $114.8 million and $241.3 million respectively, of securities through WRHC and sold $285.9 million, $41.2 million and $0 of securities through WRHC. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth of one percent, per an agreement entered into on August 15, 1995. There were no such securities purchased from WRHC at December 31, 2001 and 2000.

In 2000, we had borrowed from Mr. Hough, individually, $3.5 million on an unsecured, revolving line of credit basis and $1.5 million via term subordinated debt. The proceeds were used for holding company debt service. On May 8, 2001, we repaid both obligations in full.

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

WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. Previously we were paid a commission based on the net profits earned from sales of investment products on our premises. For 2001, that arrangement was amended so that commissions paid to us would be based on gross revenues. Fee income earned from this relationship was $190,700 and $250,400 during 2001 and 2000, respectively.

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

17. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Republic Bancshares, Inc.
Parent-Only Condensed Balance Sheets
($ in thousands)

	As of December 31,

	2001	2000

Assets
Cash	$8,956	$1,078
Investment in wholly-owned subsidiaries	219,678	223,444
Other assets	1,964	4,694

Total assets	$230,598	$229,216

Liabilities
Holding company senior debt	$—	$6,833
Convertible subordinated debt	29,287	14,712
Term subordinated debt and unsecured notes	—	6,250
Junior subordinated debt to subsidiary	28,750	28,750
Accrued interest on debt	524	330

Total liabilities	58,561	56,875
Stockholders’ Equity
Perpetual preferred convertible stock	—	1,500
Common stock	22,671	21,112
Capital surplus	129,056	128,735
Retained earnings	17,639	21,669
Net unrealized gain (loss) on available for sale securities, net of tax	2,671	(675)

Total stockholders’ equity	172,037	172,341

Total liabilities & stockholders’ equity	$230,598	$229,216

Republic Bancshares, Inc.
Parent-Only Condensed Statements of Operations
($ in thousands)

	For the Years Ended December 31,

	2001	2000	1999

Operating Income:
Dividends from bank subsidiary	$6,412	$854	$7,200
Other income	—	—	13

Total income	6,412	854	7,213
Operating Expenses:
Interest expense	4,832	4,814	4,892
Other expenses	304	11	3

Total expenses	5,136	4,825	4,895

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	1,276	(3,971)	2,318
Income tax (benefit)	(1,964)	(1,885)	(1,812)

Income (loss) before equity in undistributed net income (loss) of subsidiary	3,240	(2,086)	4,130
Equity in undistributed net income (loss) of subsidiary	(7,138)	(2,512)	6,562

Net income (loss)	$(3,898)	$(4,598)	$10,692

Republic Bancshares, Inc.
Parent-Only Condensed Cash Flow Statements
($ in thousands)

	For the Years	Ended December 31,

	2001	2000	1999

Operating Activities:
Net income (loss)	$(3,898)	$(4,598)	$10,692
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiary	7,138	2,512	(6,562)
Expense (income) on performance options	22	(46)	1,103
Amortization of issuance costs	31	28	3
Net increase (decrease) in other assets	2,730	(1,889)	(1,598)
Net increase in other liabilities	194	4	288

Net cash provided by (used in) operating activities	6,217	(3,989)	3,926

Investment Activities:
Equity investment in banking subsidiary	(26)	41	(1,251)
Return of investment from savings bank	—	—	3,127

Net cash provided by (used in) investing activities	(26)	41	1,876

Financing Activities:
Proceeds from issuance of debt	14,544	4,500	10,531
Repayment of debt	(13,083)	(3,334)	(15,934)
Proceeds from exercise of stock options	358	1	2,779
Dividends on perpetual preferred convertible stock	(132)	(264)	(265)

Net cash provided by (used in) financing activities	1,687	903	(2,889)

Net increase (decrease) in cash and cash equivalents	7,878	(3,045)	2,913
Cash and cash equivalents, beginning of year	1,078	4,123	1,210

Cash and cash equivalents, end of year	$8,956	$1,078	$4,123

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

By:	/s/ William R. Klich

William R. Klich President and Chief Executive Officer

Date: March 5, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/s/ William R. Klich William R. Klich	March 5, 2002	President, and Chief Executive Officer (principal executive officer)

/s/William R. Falzone William R. Falzone	March 5, 2002	Treasurer (principal financial and accounting officer)

/s/William C. Ballard William C. Ballard	March 5, 2002	Director

/s/Marla M. Hough Marla M. Hough	March 5, 2002	Director

/s/William R. Hough William R. Hough	March 5, 2002	Director

/s/Alfred T. May Alfred T. May	March 5, 2002	Director

/s/William J. Morrison William J. Morrison	March 5, 2002	Director

/s/Adelaide A. Sink Adelaide A. Sink	March 5, 2002	Director

/s/Charles J. Thayer Charles J. Thayer	March 5, 2002	Director

INDEX TO EXHIBITS

23.0 Consent of Independent Certified Public Accountants