Form 10-Q
period 2002-03-31
REPUBLIC BANCSHARES INC
filed 2002-05-03
CIK 1005501

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock par value $2.00 per share	11,344,609 shares outstanding at March 31, 2002

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

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings for the year ending December 31, 2002, and thereafter, include many factors that are beyond our ability to control or estimate precisely. Some factors include: the adequacy of our loan loss allowance; our ability to recover any or all of the claim under our Financial Institution Bond; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS — March 31, 2002 and December 31, 2001
($ in thousands, except share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and due from banks	$53,282	$65,370
Interest bearing deposits in banks	12,696	11,828
Federal funds sold	13,934	14,925
Securities: (Note 3) Available for sale	826,134	792,719
Held to maturity	18,143	21,470
Trading	8,382	19,877
FHLB stock	15,261	13,168
Loans held for sale	7,282	—
Loans (Note 4)	1,442,406	1,421,011
Allowance for loan losses (Note 5)	(30,248)	(31,997)

Net loans	1,412,158	1,389,014
Premises and equipment, net	41,588	42,800
Other real estate owned, net	31,679	16,893
Accrued interest receivable	11,861	12,368
Goodwill	2,726	2,726
Premium on deposits	17,705	18,397
Other assets	40,333	37,789

Total assets	$2,513,164	$2,459,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$147,680	$152,972
Interest checking	195,973	186,817
Money market	421,304	394,278
Savings	185,892	189,557
Time deposits	1,178,347	1,206,720

Total deposits	2,129,196	2,130,344
Securities sold under agreements to repurchase	39,601	34,169
FHLB advances	107,248	52,251
Convertible subordinated debt	29,298	29,287
Other liabilities	9,324	12,506

Total liabilities	2,314,667	2,258,557

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par, 20,000,000 shares authorized, 11,344,609 and 11,335,339 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively.)	22,690	22,671
Capital surplus	129,158	129,056
Retained earnings	18,885	17,639
Net unrealized gain (loss) on available for sale securities, net of tax effect	(986)	2,671

Total stockholders’ equity	169,747	172,037

Total liabilities and stockholders’ equity	$2,513,164	$2,459,344

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended March 31,

	2002	2001

	(unaudited)
Interest income:
Loans	$25,638	$35,575
Securities	11,114	6,350
Federal funds sold & other investments	299	3,432

Total interest income	37,051	45,357
Interest expense:
Deposits	17,102	26,184
Securities sold under agreement to repurchase	127	465
FHLB advances	418	13
Holding company debt	536	531

Total interest expense	18,183	27,193

Net interest income	18,868	18,164
Provision for loan losses	1,100	1,800

Net interest income after provision for loan losses	17,768	16,364
Noninterest income:
Service charges on deposit accounts	1,606	1,965
Loan service fees, net	(61)	1,356
Other loan fee income	568	1,030
Gains on loans & securities, net	517	1,105
Other operating income	637	410

Total noninterest income	3,267	5,866
Noninterest expenses:
Salaries and employee benefits	9,965	9,821
Net occupancy expense	3,082	3,375
Advertising and marketing	189	225
Data & item processing fees and services	1,613	1,781
Loan collection costs	270	481
Other operating expenses	2,591	2,430

Total operating expenses	17,710	18,113
ORE expense, net	(61)	169
Amortization of goodwill	—	120
Amortization of premium on deposits	692	845

Total noninterest expenses	18,341	19,247
Income before income taxes & minority interest	2,694	2,983
Income tax expense	1,027	926

Income before minority interest	1,667	2,057
Minority interest in income from subsidiary trust, net of tax	(421)	(421)

Net income	$1,246	$1,636

Per share data:
Net income per common share — basic	$0.11	$0.15

Net income per common & common equivalent share — diluted	$0.11	$0.14

Weighted average common shares outstanding — basic	11,336,944	10,557,373

Weighted average common & common equivalent shares outstanding — diluted	11,373,337	11,326,530

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
THE THREE MONTHS ENDED MARCH 31, 2002
($ in thousands, except share data; three months ended March 31, 2002, unaudited)

					Net Unrealized
					Gain/(Loss)
					on Available
	Perpetual Preferred		Capital	Retained	for Sale
	Convertible Stock	Common Stock	Surplus	Earnings	Securities	Total

Balance, December 31, 2000	$1,500	$21,112	$128,735	$21,669	$(675)	$172,341
Net loss	—	—	—	(3,898)	—	(3,898)
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	3,346	3,346
Conversion of preferred stock into 750,000 common shares	(1,500)	1,500	—	—	—	—
Exercise of stock options into 29,350 shares	—	59	299	—	—	358
Dividends on preferred stock	—	—	—	(132)	—	(132)
Other	—	—	22	—	—	22

Balance, December 31, 2001	—	22,671	129,056	17,639	2,671	172,037
Net income	—	—	—	1,246	—	1,246
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	(3,657)	(3,657)
Exercise of stock options into 9,270 shares	—	19	102	—	—	121

Balance, March 31, 2002	—	$22,690	$129,158	$18,885	$(986)	$169,747

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in thousands; unaudited)

	For the Three Months Ended March 31,

	2002	2001

Net income	$1,246	$1,636
Unrealized gain (loss) on available for sale securities:
Unrealized holding gain (loss), net of tax effect during period(1)	(3,523)	2,301
Less reclassification adjustment for gains realized in net income, net of taxes(1)	(134)	(211)

Net unrealized gains (losses)	(3,657)	2,090

Comprehensive income (loss)	$(2,411)	$3,726

(1) Income taxes on unrealized holding gains (losses) were $(2,123) in 2002 and $1,387 in 2001. Income taxes on gains realized in net income were $80 in 2002 and $127 in 2001.

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended March 31,

	2002	2001
OPERATING ACTIVITIES:
Net income	$1,246	$1,636
Reconciliation of net income to net cash (used in) provided by operating activities:
Provision for loan and ORE losses	1,100	1,894
Depreciation of fixed assets	1,289	1,560
Amortization of goodwill and premium on deposits	746	939
Amortization of loan premiums, discounts & MSRs	(321)	768
Gain on sale of loans, net	(303)	(185)
(Gain)/loss on sale of securities	215	(920)
(Gain)/loss on sale of other real estate owned	(193)	10
Capitalization of mortgage servicing	—	(327)
Gain on disposal of premises and equipment	(7)	—
Net (increase)/decrease in deferred tax asset	2,860	(1,684)
Net (increase)/decrease in other assets	(3,582)	2,228
Net (decrease)/increase in other liabilities	(3,182)	(1,398)

Net cash (used in) provided by operating activities	(132)	4,521

INVESTING ACTIVITIES:
Net (increase) decrease in loans and loans held for sale	(48,056)	28,858
Proceeds from sales and maturities of securities	71,268	67,504
Purchase of FHLB stock	(2,093)	—
Purchase of securities available for sale	(178,469)	(129,385)
Principal repayment on securities	83,268	26,733
Purchase of premises & equipment, net	(70)	(684)
Proceeds from sale of other real estate, net	2,652	2,386

Net cash used in investing activities	(71,500)	(4,588)

FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	(1,129)	53,617
Net increase in repurchase agreements	5,432	2,488
Proceeds (repayments) from FHLB advances, net	54,997	(3)
Proceeds from issuance of common stock	121	57
Repayment of holding company debt	—	(2,802)
Dividends on perpetual preferred convertible stock	—	(66)

Net cash provided by financing activities	59,421	53,291

Net increase/(decrease) in cash and cash equivalents	(12,211)	53,224
Cash and cash equivalents, beginning of period	92,123	209,662

Cash and cash equivalents, end of period	$79,912	$262,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$12,046	18,086
Income taxes paid	21	3,475

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements, marked “unaudited” where applicable, reflect all adjustments necessary to present fairly our financial position as of March 31, 2002 and December 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”, including its subsidiary Republic Insurance Agency) and RBI Capital Trust I (“RBI”), are in conformity with generally accepted accounting principles and prevailing practices within the financial services industry.

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

Our consolidated financial statements include the accounts of the Company, RBI, and the Bank. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank and its’ wholly-owned subsidiaries. The Bank’s primary source of revenue is derived from net interest income on earning assets and from fees and charges on loans and deposits.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the March 2002 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 141 — Business Combinations and SFAS No. 142 — Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets but not those acquired in a business combination. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. It also provides for the continued amortization of intangible assets that have finite useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our financial position or results of operations.

SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material effect upon our results of operations or financial position.

SOP 01-6 — Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others

In December 2001, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 01-6, “Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others.” SOP 01-6 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities and conforms, where appropriate, differences among the accounting and financial reporting provisions previously established by certain AICPA Audit and Accounting guides. SOP 01-6 is effective for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect upon our results of operations or financial position.

2.  EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the perpetual preferred convertible stock (in 2001) and the convertible subordinated debentures had been converted to common stock earlier in the year or the issue date (i.e., the if converted method.) Basic earnings per common share was computed by dividing net income less dividends paid on the perpetual preferred convertible stock by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2002 and 2001 ($ in thousands, except share data, unaudited):

	For the Three Months Ended March 31,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$1,246	11,336,944	—	$1,570	10,557,373	—
Basic earnings per share			$0.11			$0.15
Weighted average options outstanding(1)		36,393			19,157
Convertible perpetual preferred stock	—	—	—	66	750,000	—

Diluted earnings per share	$1,246	11,373,337	$0.11	$1,636	11,326,530	$0.14

(1) For the period ended March 31, 2002 and 2001, respectively, there were 579,460 and 521,217 of stock options and 1,794,861 and 833,332 shares from conversion of convertible subordinated debentures which were anti-dilutive.

3.  SECURITIES

Our securities totaled $852.7 million at March 31, 2002 and were comprised primarily of mortgage-related securities (“MBS”) with a lesser amount of U.S. Treasury and federal agency securities and revenue bonds. Included were $826.1 million of securities classified as available for sale (of which $821.9 million were MBS), $18.1 million of securities classified as held to maturity and $8.4 million of securities were trading assets. Included in the trading asset category were $5.5 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans in 1997 and 1998 (the “Residuals”) and $3.0 million of excess servicing interest-only strips on mortgage servicing rights.

The market values assigned to the securities classified as available for sale were determined using market quotations at March 31, 2002. Trading assets were valued using a present value of cashflows technique. These assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. There were no unrealized trading gains or losses recorded in the results of operations for the quarters ended March 31, 2002 and 2001.

The key assumptions used and the resultant valuation of the residuals and excess servicing interest-only strips on mortgage servicing rights at March 31, 2002 were as follows ($ in thousands, unaudited):

	December 1997	June 1998	Excess Servicing
	Securitization	Securitization	Interest-only
	("1997-1")	("1998-1")	Strips

Collateral amount	$20,979	$105,552	$ N/A
Discount rate	15.00%	15.00%	9.00%
Wtd. avg. remaining life (years)	2.38	2.59	3.25
Cumulative lifetime default rate(1)	15.74%	15.33%	N/A
Prepayment speed	36.50%	31.97%	19.38%
Market value	2,922	2,529	2,931

(1) Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

4.  LOANS

Loans at March 31, 2002 and December 31, 2001, are summarized as follows ($ in thousands; March 31, 2002, unaudited):

	March 31,	December 31,
	2002	2001

	(unaudited)
Real estate mortgage loans:
One-to-four family residential	$414,549	$432,803
Subprime mortgages	46,315	50,743
Multifamily residential	63,353	62,565
Warehouse lines of credit	709	718
Commercial real estate	490,944	498,013

Mortgage loans secured by first liens held in portfolio	1,015,870	1,044,842
Commercial (business) loans	117,952	108,453
Home equity loans	261,949	217,726
High LTV Loans	27,166	29,275
Consumer loans	19,469	20,715

Total loans held for portfolio	1,442,406	1,421,011
Loans held for sale	7,282	—

Total loans	1,449,688	1,421,011
Less-allowance for loan losses	(30,248)	(31,997)

Total loans	$1,419,440	$1,389,014

Mortgage loans serviced for others as of March 31, 2002 and December 31, 2001, were $597.9 million and $638.0 million, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $9.3 million and $10.2 million at March 31, 2002 and December 31, 2001, respectively. Loans on which interest was not being accrued at March 31, 2002 and December 31, 2001, totaled approximately $24.2 million and $46.2 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 2002 and December 31, 2001, totaled $25,000 and $12,000, respectively.

At March 31, 2002, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

	Disbursed	Percent of
State	Amount	Total

Florida	$1,196,753	82.55%
New England(1)	56,685	3.91
Georgia	29,505	2.04
California	23,953	1.65
Texas	17,447	1.20
Virginia	15,689	1.08
New Jersey	14,656	1.01
Ohio	12,104	0.84
Illinois	11,756	0.81
New York	11,658	0.80
North Carolina	11,177	0.77
Missouri	10,324	0.71
All other (none greater than $10,000)	37,981	2.63

Total	$1,449,688	100.00%

(1) New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

5.  ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses provides for risk of loss inherent in the credit extension process. Losses and recoveries are either charged or credited to the allowance when incurred. Our allowance is an amount that we believe will be adequate to absorb probable losses on existing loans that may become uncollectible, based on our evaluation of the collectibility of the loans and prior loan loss experience. The evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. The evaluation is periodically reviewed and adjustments are recorded in the period in which changes become known.

The allowance for loan losses amounted to $30.2 million and $32.0 million at March 31, 2002 and December 31, 2001, respectively. Changes in the allowance for loan losses were as follows ($ in thousands; unaudited):

	For the Three Months Ended March 31,

	2002	2001

Balance, beginning of period	$31,997	$33,462
Provision for loan losses	1,100	1,800
Loans charged-off	(3,473)	(2,319)
Recoveries of loans charged-off	624	240

Net charge-offs	(2,849)	(2,079)

Balance, end of period	$30,248	$33,183

In the first quarter of 2002 the Bank charged $2.3 million against its allowance to writedown the carrying value of a $4.3 million loan secured by a hotel in central Florida.

6.  RELATED PARTY TRANSACTIONS

Mr. William R. Hough is chairman of the board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent. For the three months ended March 31, 2002, we purchased $151.2 million and sold $71.5 million of securities through WRHC. There were no securities sold under agreement to repurchase with WRHC during the quarter ended March 31, 2002. WRHC offers sales of insurance and mutual fund products and investment advisory services on our premises. Fee income earned from this relationship was $104,000 and $3,000 for the three months ended March 31, 2002 and 2001, respectively.

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. All loans and commitments to lend included in those transactions were made in the ordinary course of business, upon substantially the same terms. Features, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in our opinion, have not involved more than the normal risk of collectibility or presented other unfavorable features.

7.  HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of March 31, 2002, the Bank had a net deficit for dividend payment purposes of $7.5 million which restricts it from further dividend payments to the Company during 2002 until there is a surplus for dividend payment purposes. On March 31, 2002, the Company had unrestricted cash to be used for debt service totaling $8.3 million. The Company’s annual debt service requirement is approximately $4.7 million.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands, except share data; unaudited)

	Quarters Ended

	Mar. 2002	Dec. 2001	Sept. 2001	June 2001	Mar. 2001

RESULTS OF OPERATIONS:
Interest income	$37,051	$38,481	$39,967	$41,542	$45,357
Interest expense	18,183	20,813	23,569	25,210	27,193

Net interest income	18,868	17,668	16,398	16,332	18,164
Loan loss provision	1,100	4,800	6,800	2,750	1,800

Net interest income after loan loss provision	17,768	12,868	9,598	13,582	16,364
Noninterest income	3,267	1,393	5,649	10,121	5,866
Operating expenses	17,710	18,828	18,413	19,140	18,113
Other noninterest expense	631	1,421	843	1,074	1,134

Income (loss) before income taxes and minority interest	2,694	(5,988)	(4,009)	3,489	2,983
Income tax expense (benefit)	1,027	(2,229)	(1,385)	1,377	926
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income (loss)	$1,246	$(4,180)	$(3,045)	$1,691	$1,636

Cash net income (loss)(1)	$1,677	$(3,629)	$(2,494)	$2,274	$2,282

Earnings (loss) per share — diluted	$0.11	$(0.37)	$(0.27)	$0.15	$0.14
Cash earnings (loss) per share — diluted(1)	$0.15	$(0.32)	$(0.22)	$0.21	$0.22
Weighted average shares outstanding — diluted	11,373,337	11,333,345	11,328,559	11,349,785	11,325,794

BALANCE SHEET DATA (at period-end):
Total assets	$2,513,164	$2,459,344	$2,448,210	$2,337,020	$2,496,181
Securities	852,659	834,066	743,109	603,552	469,560
Loans	1,449,688	1,421,011	1,461,195	1,518,263	1,656,609
Nonperforming assets	55,899	63,280	62,818	64,073	56,127
Allowance for loan losses	30,248	31,997	32,779	34,925	33,183
Deposits	2,129,196	2,130,344	2,125,196	2,049,047	2,211,392
Stockholders’ equity	169,747	172,037	179,559	179,188	176,059
Book value per share (dollars)	14.96	15.18	15.85	15.82	15.56
Tangible book value per share (dollars)	13.75	13.92	14.54	14.47	13.92

SELECTED OPERATING RATIOS:
Return on average assets	0.20%	(0.68)%	(0.51)%	0.29%	0.27%
Return on average equity	2.95	(9.24)	(6.73)	3.85	3.82
Net interest margin	3.23	3.08	2.91	2.93	3.09
Operating efficiency ratio	80.01	98.78	83.52	72.35	75.38
Loan loss allowance to portfolio loans	2.09	2.25	2.24	2.30	2.00
Loan loss allowance to nonperforming loans	124.89	69.24	58.72	58.98	64.87

CAPITAL RATIOS:
Equity to assets	6.75	6.99	7.33	7.67	7.05
Equity & minority interest to assets	7.90	8.16	8.50	8.90	8.20
Regulatory ratios — Bank:
Tier 1 (leverage)	8.09	7.94	8.25	7.85	7.02
Tier 1 to risk assets	13.00	13.11	13.13	12.48	11.24
Total capital	14.28	14.39	14.45	13.80	12.49
Regulatory ratios — Company:
Tier 1 (leverage)	7.34	7.21	7.60	7.17	6.34
Tier 1 to risk-assets	11.81	11.90	12.13	11.27	10.14
Total capital	15.00	15.17	15.44	14.55	12.55

OTHER DATA (at period-end):
Number of branch banking offices	70	71	71	72	80
Number of full-time equivalent employees	885	896	921	913	955

(1) Cash basis net income and earnings per share are computed by adding the amortization of goodwill and the after tax amount of premium on deposits to net income.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	March	Dec.	Sept.	June	March
	2002	2001	2001	2001	2001

SELECTED AVERAGE BALANCES & YIELDS/COSTS

Average balances:
Total assets	$2,480,984	$2,453,227	$2,370,356	$2,365,311	$2,461,161
Earning assets	2,318,047	2,299,476	2,238,227	2,230,601	2,319,727
Loans	1,439,379	1,450,172	1,499,189	1,582,080	1,689,516
Securities	830,416	783,267	645,368	494,170	385,839
Deposits	1,996,464	1,966,652	1,944,376	1,962,300	2,048,552
Other interest-bearing liabilities	131,117	124,523	76,892	71,210	68,177
Stockholders’ equity	171,350	179,673	179,387	175,986	173,728

Average yields/costs:
Earning assets	6.41%	6.67%	7.09%	7.46%	7.84%
Loans	7.16	7.42	7.77	8.12	8.45
Securities	5.35	5.60	5.97	6.28	6.58
Deposits	3.47	3.98	4.62	4.95	5.18
Other interest-bearing liabilities	3.32	3.48	4.71	5.53	5.97
Total interest-bearing liabilities	3.46%	3.95%	4.63%	4.97%	5.21%

NONPERFORMING ASSETS:

Nonperforming loans:
Residential first lien	$10,638	$12,170	$14,709	$13,864	$15,458
Warehouse lines of credit	700	718	1,804	2,421	2,421
Commercial real estate and multifamily	10,070	30,017	35,975	38,771	30,620
Commercial (business)	960	1,196	1,775	1,979	1,097
Home equity and consumer	848	1,189	909	1,432	1,092
High LTV	1,004	919	649	750	466

Total nonperforming loans(1)	24,220	46,209	55,821	59,217	51,154

Other nonperforming receivables	—	178	465	475	477

Other real estate:
Residential	812	1,318	1,264	1,513	1,679
Commercial	30,867	15,575	5,268	2,868	2,817

Total ORE	31,679	16,893	6,532	4,381	4,496

Total nonperforming assets	$55,899	$63,280	$62,818	$64,073	$56,127

(1) Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	Mar. 2002	Dec. 2001	Sept. 2001	June 2001	Mar. 2001

Loan loss allowance activity

Allowance for loan losses at beginning of period	$31,997	$32,779	$34,925	$33,183	$33,462
Loan discount (net) allocated to/ (from) purchased portfolios	—	(613)	—	—	—
Provision for loan losses	1,100	4,800	6,800	2,750	1,800

Net (charge-offs) recoveries:

Residential first lien	29	(167)	(249)	(230)	(162)
Warehouse lines of credit	—	(267)	(6,209)	24	(16)
Nonconforming first lien mortgages	(46)	(173)	(102)	(122)	(153)
Commercial real estate/multifamily	(2,389)	(3,274)	11	18	15
Commercial (business)	(153)	(406)	(429)	—	19
Home equity	(95)	(273)	(1,131)	(180)	(511)
Consumer	(26)	(60)	(31)	(16)	(123)
Other	(41)	(77)	(98)	(44)	(131)
High LTV	(128)	(272)	(708)	(458)	(1,017)

Net charge-offs	(2,849)	(4,969)	(8,946)	(1,008)	(2,079)

Allowance for loan losses at end of period	$30,248	$31,997	$32,779	$34,925	$33,183

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	(0.03)%	0.15%	0.20%	0.17%	0.11%
Warehouse lines of credit	—	75.21	327.69	(0.46)	0.19
Nonconforming first lien mortgages	0.38	1.31	0.72	0.80	0.94
Commercial real estate/multifamily	1.72	2.24	(0.01)	(0.01)	(0.01)
Commercial (business)	0.48	1.19	1.23	—	(0.06)
Home equity	0.16	0.57	3.04	0.51	1.46
Consumer and other	0.49	1.09	0.62	0.30	2.21
High LTV	1.79	3.59	8.62	5.28	11.00

Net charge-offs to average loans	0.79%	1.37%	2.39%	0.25%	0.49%

Item  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at March 31, 2002 and December 31, 2001

Overview

At March 31, 2002, we had total assets of $2.5 billion, stockholders’ equity of $169.7 million and a stated book value per share of $14.96. At year-end 2001 total assets were $2.5 billion, stockholder’s equity was $172.0 million and stated book value was $15.18. Loans, net of allowances for loan losses, were $1.4 billion at March 31, 2002, an increase of $30.4 million from December 31, 2001, while total deposits were $2.1 billion, a decrease of $1.1 million from year-end 2001.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $852.7 million at March 31, 2002 as compared to $834.1 million at the end of last year. At March 31, 2002, $826.1 million of securities were classified as available for sale, $18.1 million of securities were classified as held to maturity and $8.4 million of securities were trading assets. These trading assets consisted of: (1) $5.5 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (2) the excess spread on mortgage servicing rights, which amounted to $3.0 million at March 31, 2002.

Loans

Total loans increased by $28.7 million from year-end to $1.4 billion at March 31, 2002. Commercial business loans increased $9.5 million, home equity loans increased $44.2 million, while residential loans decreased $22.7 million. The net change in total loans was reduced by the transfer of two nonperforming loans totaling $18.3 million to the other real estate (“ORE”) category.

Allowance for Loan Losses

The allowance for loan losses amounted to $30.2 million (2.09% of portfolio loans) at March 31, 2002, compared with $32.0 million (2.25% of portfolio loans) at December 31, 2001. Activity to the allowance in 2002 included provisions for loan losses of $1.1 million and net loan charge-offs of $2.8 million. At March 31, 2002, the ratio of the allowance for loan losses to nonperforming loans was 124.89% compared to 69.24% at the end of 2001 and the ratio of the allowance for loan losses to total loans remains above 2%.

Nonperforming Assets

Nonperforming assets amounted to $55.9 million (2.22% of total assets) at March 31, 2002, compared with $63.3 million (2.57% of total assets) at December 31, 2001, a decrease of $7.4 million. Commercial real estate nonperformers declined by $19.7 million, primarily as a result of taking title to our largest nonperforming real estate property, a hotel in Wilmington, Delaware, which was transferred into the other real estate category. ORE balances increased $14.8 million to $31.7 million, also primarily due to this transfer.

Deposits

Total deposits were $2.1 billion at March 31, 2002, a $1.1 million decrease from the prior year-end. Significant progress was made in shifting the mix of deposits from higher-costing time deposits to less expensive checking, savings and money market accounts. By category, money market and savings accounts increased by $23.3 million and checking accounts increased by $3.9 million, while time deposits declined by $28.4 million. As of March 31, 2002, the Company had 45% of deposits in those lower-costing core deposit categories.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on the Bank’s mortgage loan portfolio, increased by $54.9 million from $52.3 million at the end of 2001 to $107.2 million at March 31, 2002. The proceeds from this increase in borrowings were used to fund loan and investment growth. These borrowings had the following rate and maturity characteristics as of March 31, 2002 ($ in thousands):

		Weighted Average
	Amount	Rate

Maturing in:
30 days or less — variable	$90,000	1.94%
2-12 months — fixed	5,000	3.16
Over 1 year — fixed	12,248	4.63

Total	$107,248	2.30%

At March 31, 2001, the Bank had a total credit line availability with the FHLB equal to 20% of its total assets or $502.6 million of which $107.2 million had been used.

Stockholders’ Equity

Stockholders’ equity was $169.7 million at March 31, 2002, or 6.75% of total assets, compared to $172.0 million or 7.00% of total assets at December 31, 2001. Mortgage security prices declined during the first quarter of 2002 relative to levels at the end of 2001 which resulted in reduced valuation on securities classified as available-for-sale.

The number of common shares outstanding at March 31, 2002 was 11,344,609. In the second quarter of 2001, the holders of our perpetual preferred stock converted their holdings into our common stock, increasing the number of common shares outstanding by 750,000. At March 31, 2002, the Bank’s tier 1 (leverage) capital ratio was 8.09%, its tier 1 (risk-based) capital ratio was 13.00%, and its total risk-based capital ratio was 14.28%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at March 31, 2002, were 7.34%,11.81%, and 15.00%, respectively.

[Balance of page intentionally left blank]

Comparison of Results of Operations for the Three Months Ended March 31, 2002 and 2001

Overview

Net income for the first quarter of 2002 was $1.2 million, or $0.11 per share, (on a diluted basis), compared with income of $1.6 million, or $0.14 per share on the same basis, for the same period in 2001. Cash basis earnings, which exclude the after-tax effect from amortization of premium on deposits, were $1.7 million or $0.15 per share.

Analysis of Net Interest Income (see table on page 16)

Net interest income for the three months ended March 31, 2002, was $18.9 million compared with $18.2 million for the same period last year, a $704,000 or 3.73% increase. Net interest margin in the first quarter of 2002 was 3.23% compared to 3.09% a year ago, a 14 basis point improvement. During 2001, the rapid decline in market interest rates reduced asset yield faster than the Company was able to reduce its funding costs. Net interest margin stabilized in the fourth quarter of 2001 and continued improving through the first quarter of 2002 as funds cost reductions took effect. Average asset yield decreased by 143 basis points from 7.84% for the same period in 2001 to 6.41% for 2002. The average cost of interest-bearing liabilities decreased by 175 basis points compared to the same period a year ago from 5.21% to 3.46%.

Noninterest Income

Noninterest income for the three months ended March 31, 2002, was $3.3 million compared with $5.9 million for the same period in 2001, a decrease of $2.6 million. Loan service fees declined $1.4 million primarily from sale of servicing on High LTV Loans in the third quarter of 2001 and from increases in early payoffs on conventional and government mortgage servicing. This factor reduced service fee revenue and required an accelerated amortization of capitalized mortgage servicing rights.

The following table reflects the components of noninterest income for the three months ended March 31, 2002 and 2001 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2002	2001	(Decrease)

Service charges on deposit accounts	$1,606	$1,965	$(359)
Loan service fees	(61)	1,356	(1,417)
Other loan fee income	568	1,030	(462)
Gains on sale of loans and securities, net	517	1,105	(588)
Other income	637	410	227

Total noninterest income	$3,267	$5,866	$(2,599)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended March 31, 2002 and 2001 ($ in thousands; unaudited):

	Three Months Ended March 31,

	2002			2001

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans	$1,439,379	25,638	7.16%	$1,689,516	$35,575	8.45%
Securities	830,416	11,114	5.35	385,839	6,350	6.58
Interest bearing deposits in banks	14,703	36	0.98	7,540	109	5.85
FHLB stock	13,307	189	5.76	13,816	263	7.73
Federal funds sold	20,242	75	1.48	223,016	3,060	5.49

Total interest earning assets	2,318,047	37,051	6.41	2,319,727	45,357	7.84
Noninterest earning assets	162,937			140,684

Total assets	$2,480,984			$2,460,411

Interest bearing liabilities:
Interest checking	$187,510	181	0.39	$175,048	239	0.55
Money market	409,524	2,160	2.14	308,572	3,426	4.50
Savings	189,056	887	1.90	190,450	1,559	3.32
Time deposits	1,210,374	13,874	4.65	1,374,482	20,960	6.18
FHLB advances	63,694	418	2.66	759	13	6.85
Subordinated debt	29,292	536	7.32	14,713	266	7.23
Other holding company debt	—	—	—	10,825	265	9.87
Other borrowings	38,132	127	1.36	41,880	465	4.50

Total interest bearing liabilities	2,127,582	18,183	3.46	2,116,729	27,193	5.21

Noninterest bearing liabilities	182,648			175,627
Stockholders’ equity	170,754			168,055

Total liabilities and equity	$2,480,984			$2,460,411

Net interest income/net interest spread		$18,868	2.95%		$18,164	2.63%

Net interest margin			3.23%			3.09%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(4,960)	$(4,978)	$(9,938)
Securities	5,732	(967)	4,765
Interest bearing deposits in banks	57	(130)	(73)
FHLB stock	(9)	(65)	(74)
Federal funds sold	(1,656)	(1,330)	(2,986)

Total change in interest income	(836)	(7,470)	(8,306)
Interest bearing liabilities:
Interest checking	16	(74)	(58)
Money market	895	(2,160)	(1,265)
Savings	(68)	(605)	(673)
Time deposits	(3,042)	(4,045)	(7,087)
FHLB advances	413	(7)	406
Other borrowings	96	(429)	(333)

Total change in interest expense	(1,690)	(7,320)	(9,010)

Total change in net interest income	$854	$(150)	$704

Noninterest Expense

Operating expenses for the first quarter of 2002 were $17.7 million compared with $18.1 million for the same period last year, a decrease of $403,000 or 2.22%, and the lowest quarterly expense result in the last nine quarters. Salaries and benefits increased a modest $144,000 or 1.47% as savings from reduced staffing in administrative and support areas offset costs from growing the loan and deposit production capabilities. Total noninterest expenses, which includes operating expenses, amortization of premium on deposits and goodwill (in 2001), and ORE-related costs, were $18.3 million for the three months ended March 31, 2002 compared with $19.2 million for the same period last year.

The following table reflects the components of noninterest expense for the three months ended March 31, 2002 and 2001 ($ in thousands; unaudited):

	For the Three Months Ended March 31,

			Increase
	2002	2001	(Decrease)

Salaries and benefits	$9,965	$9,821	$144
Net occupancy expense	3,082	3,375	(293)
Advertising and marketing	189	225	(36)
Data processing fees and services	1,613	1,781	(168)
Loan collection costs	270	481	(211)
Other operating expense	2,591	2,430	161

Total operating expenses	17,710	18,113	(403)
ORE expense, net of ORE income	(61)	169	(230)
Amortization of goodwill & premium on deposits	692	965	(273)

Total noninterest expense	$18,341	$19,247	$(906)

Part  II. OTHER INFORMATION

Item  1. Legal Proceedings

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item  5. Other Information

None reported.

Item  6. Exhibits and Report on Form 8-K

The following report on Form 8-K, filed             , is hereby incorporated by reference.

(1)	Report on Form 8-K, dated — Announces the intention of the Company to change registrants certifying accountant beginning in the second quarter ending June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: April 23, 2002	By:	/s/ William R. Klich William R. Klich President and Chief Executive Officer (principal executive officer)

Date: April 23, 2002	By:	/s/William R. Falzone William R. Falzone Treasurer (principal financial and accounting officer)