Form 10-Q
period 2002-06-30
REPUBLIC BANCSHARES INC
filed 2002-08-14
CIK 1005501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2002

Commission file number 0-27652

REPUBLIC BANCSHARES, INC.
(Exact Name of Registrant As Specified In Its Charter)

FLORIDA	59-3347653
(State of incorporation)	(IRS Employer Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL	33701
(Address of Principal Office)	(Zip Code)
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

Yes [ X ] No [ ]

At June 30, 2002, 11,378,719 shares of the registrant’s $2.00 par value common stock were outstanding.

REPUBLIC BANCSHARES, INC.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Certain statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

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

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS – June 30, 2002 and December 31, 2001
($ in thousands, except share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Cash and due from banks	$62,118	$65,370
Interest bearing deposits with banks	14,138	11,828
Federal funds sold	8,887	14,925

Cash and cash equivalents	85,143	92,123

Securities: (Note 3)
Available for sale securities at fair value	798,328	792,719
Held to maturity securities at amortized cost	15,891	21,470
Trading securities at fair value	7,800	19,877
FHLB stock	15,261	13,168
Loans held for sale	3,760	–

Loans (Note 4)	1,450,401	1,421,011
Allowance for loan losses (Note 5)	(30,617)	(31,997)

Net loans	1,419,784	1,389,014

Premises and equipment, net	42,230	42,800
Other real estate owned, net	20,970	16,893
Accrued interest receivable	11,791	12,368
Goodwill	2,726	2,726
Premium on deposits	17,014	18,397
Other assets	36,734	37,789

Total assets	$2,477,432	$2,459,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$154,008	$152,972
Interest checking	194,900	186,817
Money market	387,693	394,278
Savings	179,830	189,557
Time deposits	1,142,469	1,206,720

Total deposits	2,058,900	2,130,344
Securities sold under agreements to repurchase	36,486	34,169
FHLB advances	132,246	52,251
Convertible subordinated debt	29,309	29,287
Other liabilities	12,712	12,506

Total liabilities	2,269,653	2,258,557

Company-obligated mandatorily redeemable preferred
securities of subsidiary trust solely holding junior
subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par, 20,000,000 shares authorized, 11,378,719 and 11,335,339 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively.)	22,757	22,671
Capital surplus	129,556	129,056
Retained earnings	20,288	17,639
Net unrealized gain on available for sale securities, net of tax effect	6,428	2,671

Total stockholders’ equity	179,029	172,037

Total liabilities and stockholders’ equity	$2,477,432	$2,459,344

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Interest income:
Loans	$25,446	$32,015	$51,083	$67,590
Securities	10,718	7,757	21,833	14,108
Federal funds sold & other investments	274	1,770	574	5,201

Total interest income	36,438	41,542	73,490	86,899

Interest expense:
Deposits	15,163	24,223	32,264	50,407
Securities sold under agreement to repurchase	123	358	251	823
FHLB advances	777	13	1,196	26
Holding company debt	536	616	1,072	1,147

Total interest expense	16,599	25,210	34,783	52,403

Net interest income	19,839	16,332	38,707	34,496
Provision for loan losses	2,000	2,750	3,100	4,550

Net interest income after provision for loan losses	17,839	13,582	35,607	29,946

Noninterest income:
Service charges on deposit accounts	1,569	1,979	3,174	3,997
Loan service fees, net	24	627	(37)	1,983
Other loan fee income	754	1,133	1,322	2,163
Gains on loans & securities, net	440	1,575	957	2,680
Gain on sale of branches	–	4,483	–	4,483
Other operating income	508	324	1,146	680

Total noninterest income	3,295	10,121	6,562	15,986

Noninterest expense:
Salaries and employee benefits	9,618	9,625	19,583	19,446
Net occupancy expense	3,231	3,218	6,313	6,593
Advertising and marketing	280	954	469	1,179
Data & item processing fees and services	1,491	1,868	3,104	3,649
Loan collection costs	644	529	914	1,010
Other operating expenses	2,685	2,946	5,275	5,376
ORE expense, net	(429)	212	(490)	380
Amortization of goodwill	–	119	–	239
Amortization of premium on deposits	692	743	1,384	1,588

Total noninterest expense	18,212	20,214	36,552	39,460
Income before income taxes & minority interest	2,922	3,489	5,617	6,472
Income tax expense	(1,098)	(1,377)	(2,126)	(2,302)

Income before minority interest	1,824	2,112	3,491	4,170
Minority interest in income from subsidiary trust, net of tax	(421)	(421)	(842)	(842)

Net income	$1,403	$1,691	$2,649	$3,328

Per share data:
Basic net income per common share	$0.13	$0.15	$0.24	$0.30

Diluted net income per common & common equivalent share	$0.13	$0.15	$0.24	$0.29

Weighted average common shares outstanding-basic	11,368,532	10,589,284	11,352,825	10,573,055

Weighted average common & common equivalent shares outstanding - diluted	13,278,763	11,349,785	12,390,368	11,337,021

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2001 AND
THE SIX MONTHS ENDED JUNE 30, 2002 (unaudited)
($ in thousands, except share data)

					Net Unrealized
					Gain (Loss) on
	Perpetual Preferred		Capital	Retained	Available for sale
	Convertible Stock	Common Stock	Surplus	Earnings	Securities	Total

Balance, December 31, 2000	$1,500	$21,112	$128,735	$21,669	$(675)	$172,341
Net loss	–	–	–	(3,898)	–	(3,898)
Change in fair value of available for sale securities, net of tax effect	–	–	–	–	3,346	3,346
Conversion of preferred stock into 750,000 common shares	(1,500)	1,500	–	–	–	–
Exercise of stock options into 29,350 shares	–	59	299	–	–	358
Dividends on preferred stock	–	–	–	(132)	–	(132)
Other	–	–	22	–	–	22

Balance, December 31, 2001	–	22,671	129,056	17,639	2,671	172,037
Net income	–	–	–	2,649	–	2,649
Change in fair value of available for sale securities, net of tax effect	–	–	–	–	3,757	3,757
Exercise of stock options into 43,380 shares	–	86	500	–	–	586

Balance, June 30, 2002	$–	$22,757	$129,556	$20,288	$6,428	$179,029

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$1,403	$1,691	$2,649	$3,328
Unrealized gain on available for sale securities:
Unrealized holding gain, net of tax effect during period (1)	7,528	1,622	4,155	4,050
Less reclassification adjustment for gains realized in net income, net of taxes(1)	(114)	(297)	(398)	(635)

Net unrealized gains	7,414	1,325	3,757	3,415

Comprehensive income	$8,817	$3,016	$6,406	$6,743

(1)	Income taxes on unrealized holding gains year-to-date were $1,562 in 2002 and $1,523 in 2001. Income taxes on gains realized year-to-date in net income were $150 in 2002 and $239 in 2001.

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

OPERATING ACTIVITIES:

Net income	$1,403	$1,691	$2,649	$3,328
Reconciliation of net income to net cash (used in)/provided by operating activities:
Provision for loan and ORE losses	2,000	2,894	3,100	4,788
Depreciation of fixed assets	1,301	3,128	2,590	5,456
Amortization of goodwill and premium on deposits	737	16	1,483	(284)
Amortization of loan premiums, discounts & MSRs	(1,084)	–	(1,405)	–
(Gain) on sale of loans, net	(326)	(169)	(629)	(354)
(Gain)/loss on sale of securities	113	(1,405)	328	(2,325)
(Gain) on sale of other real estate owned	(714)	(17)	(907)	(7)
Capitalization of mortgage servicing	–	(331)	–	(658)
(Gain)/loss on disposal of premises and equipment	(9)	61	(16)	61
(Gain) on sale of branches	–	(4,483)	–	(4,483)
Net (increase) in deferred tax asset	(5,555)	(1,714)	(2,695)	(2,159)
Net (increase)/decrease in other assets	4,670	(891)	1,088	1,337
Net (decrease)/increase in other liabilities	3,387	(2,781)	205	(4,180)

Net cash provided by/(used in) operating activities	5,923	(4,001)	5,791	520

INVESTING ACTIVITIES:

Net (increase)/decrease in loans and loans held for sale	(8,974)	63,907	(57,030)	92,765
Proceeds from sales and maturities of securities	25,826	78,724	97,094	146,228
(Purchase)/redemption of FHLB stock	–	648	(2,093)	648
(Purchase) of securities available for sale	(74,722)	(227,803)	(253,191)	(357,188)
Principal repayment on securities	92,105	45,561	175,373	72,294
Purchase of premises & equipment	(1,366)	540	(1,437)	(84)
Proceeds from disposal of premises & equipment	(568)	(1,450)	(567)	(1,510)
Proceeds from sale of other real estate	14,936	1,695	17,588	4,081

Net cash provided by/(used in) investing activities	47,237	(38,178)	(24,263)	(42,766)

FINANCING ACTIVITIES:

Net increase/(decrease) in deposits	(70,277)	(45,004)	(71,406)	8,612
Net cash paid for branch sales	–	(61,912)	–	(61,912)
Net increase/(decrease) in repurchase agreements	(3,115)	(1,036)	2,317	1,452
Proceeds/(repayments) from FHLB advances, net	24,998	(2)	79,995	(5)
Proceeds from exercise of stock options	465	178	586	236
Proceeds from issuance of subordinated debt	–	14,471	–	14,471
Repayment of holding company debt	–	(10,281)	–	(13,083)
Dividends on perpetual preferred convertible stock	–	(66)	–	(132)

Net cash (used in)/provided by financing activities	(47,929)	(103,652)	11,492	(50,361)

Net increase/(decrease) in cash and cash equivalents	5,231	(145,831)	(6,980)	(92,607)
Cash and cash equivalents, beginning of period	79,912	262,886	92,123	209,662

Cash and cash equivalents, end of period	$85,143	$117,055	$85,143	$117,055

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for-
Interest	$17,102	$26,047	$29,148	$44,133
Income taxes	20	4,493	41	7,968

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING MATTERS

Basis of Presentation and Organization

In the opinion of management, the accompanying consolidated financial statements of Republic Bancshares, Inc. and its subsidiaries (referred to herein as the “Company” or “Republic” or “We”), marked “unaudited” where applicable, contain all normal recurring adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”, including its wholly-owned subsidiaries, Republic Insurance Agency and Republic SPE, Inc.) and RBI Capital Trust I (“RBI”), are in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and prevailing practices within the financial services industry.

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

Our consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank and its’ wholly owned subsidiaries. The Bank’s primary source of revenue is derived from net interest income on earning assets and from fees and charges on loans and deposits.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2001. The operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2002.

Critical Accounting Policies

Our accounting and reporting policies and those of our subsidiaries are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. Our financial position and results of operations are affected by the application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position and/or consolidated results of operations. The critical accounting and reporting policies include the areas of securities, allowance for loan losses, valuations of residual interests and mortgage servicing rights from loan sales or securitizations, and income taxes.

Our accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, our critical accounting policies are discussed in detail in Republic Bancshares’ 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The following is a summary of those accounting policies.

Securities

Securities that we have both the positive intent and ability to hold to maturity are classified as “Held to Maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as “Available for Sale” are those securities that may be sold prior to maturity as part of our asset/liability management strategies or in response to other factors. These securities are carried at fair value with any unrealized gains or losses, net of applicable tax effect, reported as a separate component of stockholders’ equity. Securities identified as “Trading” include the residual interests in cash flows from the securitization of High LTV Loans in 1997 and 1998 and the excess spread interest-only strips related to securitization or sale of first lien residential loans. Trading securities are carried at fair value with any unrealized gains or losses included in the consolidated statements of operations under the caption “Gain (loss) on loans and securities, net”.

Interest and dividends on securities include the amortization of premiums and accretion of discounts using the effective interest rate method and are together reported as part of interest income on securities. Gains and losses realized on sales of securities are generally determined on the specific identification method and are reported under “Gain (loss) on loans and securities, net”.

Allowance for loan losses

The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, changes in the size and composition of the loan portfolio and peer group information. Periodically, we are examined by the state and federal banking regulators and the results of those examinations are also incorporated into our estimation process. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which we conduct business. This information is compiled and the results are used to assign risk factors to segments of our loan portfolio. In certain cases, we may assign risk factors on an individual loan basis. Otherwise, risk factors are assigned to pools of loans with homogenous characteristics. We may also carry a portion of our allowance for loan losses without allocation to individual loans or pools of loans based on information collected regarding the quality of the loan portfolio, past and future expected trends and overall economic conditions, among other things.

Valuation of residual interests from securitization of High LTV Loans and valuation of mortgage servicing rights

Residual interests from securitization of High LTV Loans are accounted for as trading assets and are evaluated at least quarterly with the valuation adjustment, if any, reflected as a trading gain or loss in the consolidated statement of operations under the caption “Gain (loss) on loans and securities, net”. Under generally accepted accounting principles, use of quoted market values is the preferred method for valuing trading assets. However, the market for the residual interests on our balance sheet is illiquid and price quotations are not readily available. In that situation, the accounting rules permit use of other methods to estimate fair value, including techniques utilizing the present value of expected cash flows. We have used that present value methodology to value our trading assets which requires and is highly dependent on the selection of a discount rate, prepayment speed and an expected loss ratio. A majority of the mortgage loans comprising the collateral pool underlying the residual interests are secured by junior liens on residential real estate where, at origination, there was little or no equity in the property. Also, most of the loans were made for the purpose of debt consolidation and many of the borrowers had previous credit weaknesses, including bankruptcy, default or an above-average rate of delinquency.

The overall delinquency rate for pools of this type of loan is generally higher than for pools of first mortgage loans and recovery of defaulted amounts is difficult to predict. Further, the terms of the securitizations place the Company in a first loss position among all security holders in the transactions and the realization of cashflows to the Company is expected over an extended period. As a result, the valuations derived in this process are extremely sensitive to changes in the assumptions used to calculate the expected cash flows. We are currently receiving cashflow from one of the residual interests and have applied those amounts to reduce the carrying value of that asset. A second residual interest is not expected to contribute cashflow to us until well into future years.

Our mortgage servicing rights and excess servicing interest-only strips from securitization or sale of first lien mortgage loans are also valued using a present value of cashflows methodology. Mortgage servicing rights and excess servicing interest-only strips represent an estimate of the present value of the future servicing fees arising from the right to service loans for others. This requires the development of a number of estimates, including anticipated principal amortization and prepayments of principal. The valuation of these assets is significantly affected by interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. We amortize the mortgage servicing rights over the period of estimated net servicing income based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections. The mortgage servicing rights are accounted for in the “Other Assets” category on our balance sheet while the excess servicing interest-only strips are a trading asset.

Income taxes and the related deferred tax assets and liabilities

The determination of our overall income tax provision is complex and requires careful analysis. There are significant differences in the timing of recognition of income tax expense for financial accounting and income tax purposes in the following areas; (1) loan loss provisions, (2) mortgage servicing rights amortization and income from residual interests from loan securitizations, (3) premium amortization on deposits, (4) depreciation of fixed assets and, (5) net operating loss carryforwards. As a result, our balance sheet includes a net deferred tax asset with valuation highly dependent on our ability to generate future taxable income.

Reclassifications

Certain reclassifications may have been made to the prior period consolidated financial statements to conform to the June 2002 financial statement presentation. These reclassifications only changed the reporting categories and did not affect our results of operations or financial position.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 141 – Business Combinations and SFAS No. 142 – Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (”FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets but not those acquired in a business combination. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. It also provides for the continued amortization of intangible assets that have finite useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our financial position or results of operations. Following are the pro forma net income and earnings per share, had all periods presented been accounted for under SFAS No. 142:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$1,403	$1,691	$2,649	$3,328
Amortization of goodwill, net of taxes	–	74	–	149

Pro forma net income	$1,403	$1,765	$2,649	$3,477

Pro forma earnings per share:
Basic	$0.13	$0.16	$0.24	$0.32

Diluted	$0.13	$0.16	$0.24	$0.31

Weighted average common
shares outstanding -basic	11,368,532	10,589,284	11,352,825	10,573,055

Weighted average common & common
equivalent shares outstanding -diluted	13,278,763	11,349,785	12,390,368	11,337,021

SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material effect upon our results of operations or financial position.

SOP 01-6 - Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others

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

The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if stock options, with an exercise price greater than the average market price for the period, had been exercised at that average market price with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Also, the calculation includes the shares that would have been issued from conversion of our perpetual preferred convertible stock (in 2001) and the convertible subordinated debentures, if they had been converted to common stock (i.e., the “if converted” method.) Basic earnings per common share was computed by dividing net income less dividends paid on the perpetual preferred convertible stock (in 2001) by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2002 and 2001 ($ in thousands, except share data, unaudited):

	For the Three Months Ended June 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable
to common stockholders	$1,403	–	–	$1,625	–	–
Basic earnings per share		11,368,532	$0.13		10,589,284	$0.15
Options exercised during
the period-incremental
effect prior to exercise	–	2,650	–	–	725,274	–
Weighted average options
outstanding (1)	–	112,719	–	–	35,227	–
Convertible subordinated
debentures	334	1,794,862	–	–	–	–
Convertible perpetual
preferred stock	–	–	–	66	–	–

Diluted earnings per share	$1,737	13,278,763	$0.13	$1,691	11,349,785	$0.15

	For the Six Months Ended June 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable
to common stockholders	$2,649	–	–	$3,196	–	–
Basic earnings per share	–	11,352,825	$0.24		10,573,055	$0.30
Options exercised during
the period-incremental
effect prior to exercise	–	2,838	–	–	737,569	–
Weighted average options
outstanding (1)	–	73,176	–	–	26,397	–
Convertible subordinated
debentures	334	961,529	–	–	–	–
Convertible perpetual
preferred stock	–	–	–	132	–	–

Diluted earnings per share	$2,983	12,390,368	$0.24	$3,328	11,337,021	$0.29

(1) For the three month period ended June 30, 2002 and 2001, respectively, there were 86,440 and 322,887 of stock options and 1,794,861 and 72,527 shares from conversion of convertible subordinated debentures, which were antidilutive. For the six month period ended June 30, 2002 and 2001, respectively, there were 166,440 and 352,287 of stock options and 833,332 and 1,794,861 shares from conversion of convertible subordinated debentures, which were antidilutive.

3. SECURITIES

Our securities totaled $822.0 million at June 30, 2002 and were comprised primarily of mortgage-backed securities (“MBS”) with a lesser amount of U.S. Treasury and federal agency securities and revenue bonds. Included were $798.3 million of securities classified as available for sale, $15.9 million of securities classified as held to maturity and $7.8 million of securities were trading assets. The market values assigned to the securities classified as available for sale were determined using market quotations at June 30, 2002.

Included in the trading asset category were $5.1 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans in 1997 and 1998 (the “Residuals”) and $2.7 million of excess servicing interest-only strips on mortgage servicing rights. These trading assets were valued using a present value of cashflows technique. The Residuals are valued in much the same way as are the excess servicing interest-only strips on pools of first lien mortgage loans but also carry an additional element of credit risk. High LTV loans are mortgage loans underwritten to borrowers primarily for debt consolidation purposes where the combined loan-to-value ratio generally exceeds 100% and can go as high as 125%. These loans have performed with an annual loss rate significantly in excess of loss rates for first lien mortgage loans. The market for High LTV-related assets is illiquid and there are no readily observable market prices that can be relied on to value these trading assets. The three key assumptions used in the valuation are the discount rate, the expected loss ratio and the expected prepayment speed. These assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations. There were no unrealized trading gains or losses recorded in the results of operations for the quarters ended June 30, 2002 and 2001.

The key assumptions used and the resultant valuation of the Residuals and excess servicing interest-only strips on mortgage servicing rights at June 30, 2002 were as follows ($ in thousands, unaudited):

	December 1997	June 1998	Excess Servicing
	Securitization	Securitization	Interest-only
	(“1997-1”)	(“1998-1”)	Strips

Collateral amount	$19,006	$94,200	$233,250
Discount rate	15.00%	15.00%	9.00%
Wtd. avg. remaining life (years)	1.97	2.24	3.75
Cumulative lifetime default rate (1)	15.52%	16.59%	N/A
Prepayment speed	44.01%	35.80%	21.00%
Fair value	$2,557	$2,530	$2,782

(1) Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount. N/A – not applicable

4. LOANS

Total loans at June 30, 2002 were $1.45 billion compared to $1.42 billion at December 31, 2001. Mortgage loans serviced for others as of June 30, 2002 and December 31, 2001, were $562.0 million and $638.0 million, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $8.5 million and $10.2 million at June 30, 2002 and December 31, 2001, respectively. Loans on which interest was not being accrued at June 30, 2002 and December 31, 2001, totaled approximately $21.4 million and $46.2 million, respectively. Loans past due 90 days or more and still accruing interest at June 30, 2002 and December 31, 2001, totaled $0 and $12,000, respectively.

Loans at June 30, 2002 and December 31, 2001, are summarized as follows, based on the underlying collateral, not the primary purpose of the loan ($ in thousands; June 30, 2002, unaudited):

	June 30,	December 31,
	2002	2001

	(unaudited)
Real estate mortgage loans:
One-to-four family residential	$415,744	$432,803
Subprime mortgages	39,696	50,743
Multifamily residential	57,929	62,565
Warehouse lines of credit	154	718
Commercial real estate	507,858	498,013

Mortgage loans secured by first liens held in portfolio	1,021,381	1,044,842
Commercial (business) loans	109,466	108,453
Home equity loans	274,560	217,726
High LTV Loans	24,946	29,275
Consumer loans	20,048	20,715

Total loans held for portfolio	1,450,401	1,421,011
Allowance for loan losses	(30,617)	(31,997)

Net loans held for portfolio	1,419,784	1,389,014
Loans held for sale	3,760	–

Net loans held-for portfolio & loans held for sale	$1,423,544	$1,389,014

At June 30, 2002, the composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands, unaudited):

	Disbursed	Percent of
State	Amount	Total

Florida	$1,226,144	84.32%
Outside Florida	228,017	15.68

Total (including loans held for sale)	$1,454,161	100.00%

Detail of loans outside Florida:
New England (1)	$48,082	3.01%
Georgia	24,900	1.71
California	22,972	1.58
Texas	16,001	1.10
Virginia	14,591	1.00
New Jersey	13,879	0.95
Illinois	11,192	0.77
Ohio	11,071	0.76
North Carolina	10,116	0.70
Missouri	10,064	0.69
New York	9,987	0.69
All other (none greater than $10,000)	35,162	2.42

Total outside Florida	$228,017	15.68%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

5. ALLOWANCE FOR LOAN LOSSES

In the evaluation of the allowance for loan losses, management segments the loan portfolio into common risk categories and, within those risk categories, between loans of a homogenous nature and loans whose characteristics are non-homogenous. Homogenous types of loans include performing and nonperforming loans secured by first liens on residential properties, home equity loans and other types of consumer loans. Also, included in this category are performing commercial (business) and commercial real estate loans with a total relationship balance of less than $500,000. Each grouping is evaluated for impairment through the assignment of a risk factor to assess the exposure to future loan losses. The loss factors used for these homogenous groupings of loans are based on historical loss statistics and trends in delinquencies, previous and current underwriting standards, loan concentrations in geographic areas or specific industries and loan policies and procedures that may affect future loan collections.

Non-homogenous loans include commercial (business) and commercial real estate loans with a relationship balance of $500,000 or more that are either nonperforming or, are performing and classified as “substandard” or “doubtful” as to repayment. These loans are evaluated individually for impairment based on our expectation of future cashflows from either sale of collateral or recovery of amounts from the borrower.

The loss estimates for the homogenous and non-homogenous loans are consolidated to prepare a comprehensive loss estimate of the entire portfolio.

The allowance for loan losses amounted to $30.6 million and $32.0 million at June 30, 2002 and December 31, 2001, respectively. Changes in the allowance for loan losses for the first six months of the current year compared to the same period of the previous year were as follows ($ in thousands; unaudited):

	For the Six Months Ended June 30,

	2002	2001

Balance, beginning of period	$31,997	$33,462
Provision for loan losses	3,100	4,550

Loans charged-off (1)	(5,379)	(3,615)
Recoveries of loans charged-off	899	528

Net charge-offs	(4,480)	(3,087)

Balance, end of period	$30,617	$34,925

(1)	In 2002, there was a $2.3 million charge to the allowance to writedown the carrying value of a $4.3 million loan secured by a hotel in central Florida.

6. RELATED PARTY TRANSACTIONS

Related Party Transactions with Mr. William R. Hough

Mr. William R. Hough is the Chairman of the Board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. A summary of the transactions with Mr. Hough, his immediate family members and his affiliates is as follows:

Securities Purchases and Sales; Investment Services

WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. For the six months ended June 30, 2002, we purchased $196.3 million and sold $96.7 million of mortgage-backed securities through WRHC. We also sold a $10.8 million subordinate tranche from a High LTV Loan Securitization through WRHC and paid them a commission of $67,500.

We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent but there were no purchases of this type during 2002. WRHC also offers sales of insurance and mutual fund products and provides investment advisory services to customers on our premises. Fee income earned from this relationship was $162,000 and $3,000 for the six months ended June 30, 2002 and 2001, respectively.

Loans to Mr. Hough and His Related Interests

In November 1999, the Bank made a $4.2 million loan to WRH Mortgage, Inc., an affiliate of Mr. Hough. The Bank has retained $2.0 million of the loan with the remainder participated to another financial institution on a non-recourse basis. The loan is secured by improved real estate and office buildings and is personally guaranteed by Mr. Hough. All principal and interest payments have been made as agreed and the terms of the loan are comparable to those offered to non-affiliated borrowers.

Related Party Transactions with Other Directors and Executive Officers

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. Loans and commitments to lend to those persons were comprised solely of two loans, each with a balance of less than $100,000. One loan was made to finance a personal residence and the second was a commercial business line of credit. Both loans were current as to payment of principal and interest and were made in the ordinary course of business, upon substantially the same terms as offered to non-affiliated borrowers.

7. HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of June 30, 2002, the Bank had a net deficit for dividend payment purposes of $5.3 million, which restricts the Bank from further dividend payments to Republic Bancshares, Inc. (the “Bank Holding Company”) during 2002 until there is a surplus for dividend payment purposes. On June 30, 2002, the Bank Holding Company had unrestricted cash to be used for debt service totaling $7.0 million. The Bank Holding Company’s annual debt service requirement is approximately $4.7 million.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands, except share data; unaudited)

	Quarters Ended

	June 2002	Mar. 2002	Dec. 2001	Sept. 2001	June 2001

RESULTS OF OPERATIONS:
Interest income	$36,438	$37,051	$38,481	$39,967	$41,542
Interest expense	16,599	18,183	20,813	23,569	25,210

Net interest income	19,839	18,868	17,668	16,398	16,332
Loan loss provision	2,000	1,100	4,800	6,800	2,750

Net interest income after loan loss provision	17,839	17,768	12,868	9,598	13,582
Noninterest income	3,295	3,267	1,393	5,649	10,121
Noninterest expense	18,212	18,341	20,249	19,256	20,214

Income (loss) before income taxes
and minority interest	2,922	2,694	(5,988)	(4,009)	3,489
Income tax expense (benefit)	1,098	1,027	(2,229)	(1,385)	1,377
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income (loss)	$1,403	$1,246	$(4,180)	$(3,045)	$1,691

Earnings (loss) per share – diluted	$0.13	$0.11	$(0.37)	$(0.27)	$0.15
Weighted average shares outstanding – diluted	13,278,763	11,373,337	11,333,345	11,328,559	11,349,785

BALANCE SHEET DATA (at period-end):
Total assets	$2,477,432	$2,513,164	$2,459,344	$2,448,210	$2,337,020
Securities	822,019	852,659	834,066	743,109	603,552
Loans	1,454,161	1,449,688	1,421,011	1,461,195	1,518,263
Nonperforming assets	42,356	55,899	63,280	62,818	64,073
Allowance for loan losses	30,617	30,248	31,997	32,779	34,925
Deposits	2,058,900	2,129,196	2,130,344	2,125,196	2,049,047
Stockholders’ equity	179,029	169,747	172,037	179,559	179,188
Book value per share (dollars)	15.73	14.96	15.18	15.85	15.82
Tangible book value per share (dollars)	14.56	13.75	13.92	14.54	14.47

SELECTED OPERATING RATIOS:
Return on average assets	0.23%	0.20%	(0.68)%	(0.51)%	0.29%
Return on average equity	3.26	2.95	(9.24)	(6.73)	3.85
Net interest margin	3.40	3.23	3.08	2.91	2.93
Operating efficiency ratio	77.59	80.01	98.78	83.52	72.35
Loan loss allowance to portfolio loans	2.11	2.09	2.25	2.24	2.30
Loan loss allowance to nonperforming loans	143.16	124.89	69.24	58.72	58.98

CAPITAL RATIOS:
Equity to assets	7.23	6.75	6.99	7.33	7.67
Equity & minority interest to assets	8.39	7.90	8.16	8.50	8.90
Regulatory ratios – Bank:
Tier 1 (leverage)	8.04	8.09	7.94	8.25	7.85
Tier 1 to risk assets	13.09	13.00	13.11	13.13	12.48
Total capital	14.37	14.28	14.39	14.45	13.80
Regulatory ratios – Company:
Tier 1 (leverage)	7.27	7.34	7.21	7.60	7.17
Tier 1 to risk-assets	11.79	11.81	11.90	12.13	11.27
Total capital	15.00	15.00	15.17	15.44	14.55

OTHER DATA (at period-end)
Number of branch banking offices	72	70	71	71	72
Number of full-time equivalent employees	841	885	896	921	913

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	June	March	Dec.	Sept.	June
	2002	2002	2001	2001	2001

SELECTED AVERAGE BALANCES & YIELDS/COSTS

Average balances:
Total assets	$2,494,886	$2,480,984	$2,453,227	$2,370,356	$2,365,311
Earning assets	2,321,158	2,318,047	2,299,476	2,238,227	2,230,601
Loans	1,450,587	1,439,379	1,450,172	1,499,189	1,582,080
Securities	833,513	830,416	783,267	645,368	494,170
Deposits	1,933,900	1,996,464	1,966,652	1,944,376	1,962,300
Other interest-bearing liabilities	203,599	131,117	124,523	76,892	71,210
Stockholders’ equity	172,695	171,350	179,673	179,387	175,986

Average yields/costs:
Earning assets	6.27%	6.41%	6.67%	7.09%	7.46%
Loans	6.99	7.16	7.42	7.77	8.12
Securities	5.14	5.35	5.60	5.97	6.28
Deposits	3.14	3.47	3.98	4.62	4.95
Other interest-bearing liabilities	2.83	3.32	3.48	4.71	5.53
Total interest-bearing liabilities	3.11%	3.46%	3.95%	4.63%	4.97%

NONPERFORMING ASSETS:

Nonperforming loans:
Residential first lien	$7,965	$10,638	$12,170	$14,709	$13,864
Warehouse lines of credit	152	700	718	1,804	2,421
Commercial real estate and multifamily	10,827	10,070	30,017	35,975	38,771
Commercial (business)	1,098	960	1,196	1,775	1,979
Home equity and consumer	732	848	1,189	909	1,432
High LTV	612	1,004	919	649	750

Total nonperforming loans (1)	21,386	24,220	46,209	55,821	59,217

Other nonperforming receivables	–	–	178	465	475

Other real estate:
Residential	2,033	812	1,318	1,264	1,513
Commercial	18,937	30,867	15,575	5,268	2,868

Total ORE	20,970	31,679	16,893	6,532	4,381

Total nonperforming assets	$42,356	$55,899	$63,280	$62,818	$64,073

(1)	Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands; unaudited)

	Quarters Ended

	June 2002	Mar. 2002	Dec. 2001	Sept. 2001	June 2001

Loan loss allowance activity

Allowance for loan losses at
beginning of period	$30,248	$31,997	$32,779	$34,925	$33,183
Loan discount (net) allocated to/
(from) purchased portfolios	–	–	(613)	–	–
Provision for loan losses	2,000	1,100	4,800	6,800	2,750

Net (charge-offs) recoveries:

Residential first lien	(128)	29	(167)	(249)	(230)
Warehouse lines of credit	–	–	(267)	(6,209)	24
Nonconforming first lien mortgages	(93)	(46)	(173)	(102)	(122)
Commercial real estate/multifamily	(48)	(2,389)	(3,274)	11	18
Commercial (business)	(263)	(153)	(406)	(429)	–
Home equity	(157)	(95)	(273)	(1,131)	(180)
Consumer	(34)	(26)	(60)	(31)	(16)
Other	(50)	(41)	(77)	(98)	(44)
High LTV	(858)	(128)	(272)	(708)	(458)

Net charge-offs	(1,631)	(2,849)	(4,969)	(8,946)	(1,008)

Allowance for loan losses at end of period	$30,617	$30,248	$31,997	$32,779	$34,925

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	0.13%	(0.03)%	0.15%	0.20%	0.17%
Warehouse lines of credit	–	–	75.21	327.69	(0.46)
Nonconforming first lien mortgages	0.87	0.38	1.31	0.72	0.80
Commercial real estate/multifamily	0.03	1.72	2.24	(0.01)	(0.01)
Commercial (business)	0.84	0.48	1.19	1.23	–
Home equity	4.18	0.16	0.57	3.04	0.51
Consumer and other	0.68	0.49	1.09	0.62	0.30
High LTV	12.98	1.79	3.59	8.62	5.28

Net charge-offs to average loans	0.45%	0.79%	1.37%	2.39%	0.25%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at June 30, 2002 and December 31, 2001

Overview

At June 30, 2002, we had total assets of $2.48 billion, stockholders’ equity of $179.0 million and a stated book value per share of $15.73. At year-end 2001 total assets were $2.46 billion, stockholders’ equity was $172.0 million and stated book value was $15.18. Loans, net of allowances for loan losses, were $1.42 billion at June 30, 2002, an increase of $30.8 million from December 31, 2001, while total deposits were $2.06 billion, a decrease of $71.4 million from year-end 2001.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $822.0 million at June 30, 2002 as compared to $834.1 million at the end of last year. At June 30, 2002, $798.3 million of securities were classified as available for sale, $15.9 million of securities were classified as held to maturity and $7.8 million of securities were trading assets. These trading assets consisted of: (1) $5.1 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998; and (2) $2.7 million in the excess interest-only spread on mortgage servicing rights.

Average total securities for the first six months of 2002 were $832.0 million, up $392.0 million, or 89.1%, from the average during the first six months of 2001. Purchases of new securities have been substantial; both from proceeds from repayments to the loan portfolio and from prepayments of mortgage backed securities during 2001 and 2002. The annualized yield on average total securities for the first six months of 2002 was 5.25%, a decrease of 116 basis points from the yield earned in the first half of 2001. This decline was primarily because purchases of new securities were at yields below the portfolio average and from downward repricing of adjustable rate securities.

Loans

Our loan portfolio grew at an average rate of 4.7% in the first half of 2002 following several periods of decline resulting both from management’s program to reduce credit risk in the portfolio and from the high levels of prepayments experienced throughout 2001 and the early part of 2002. Total loans (including loans held for sale) increased by $33.2 million from year-end 2001 to $1.45 billion at June 30, 2002. Commercial business loans increased $1.0 million, commercial real estate loans increased $5.2 million and home equity loans increased $56.8 million, while residential loans decreased $28.7 million, primarily from repayments of subprime loans and from seasoned loans that were purchased from others. The net change in total loans was also reduced by the transfer of two nonperforming loans totaling $18.3 million to the other real estate (“ORE”) category in the first quarter of 2002.

The annualized yields on residential loans, commercial and commercial real estate loans, and consumer loans for the first half of 2002 were 7.14%, 7.03%, and 8.36%, respectively, resulting in an annualized yield on the total loan portfolio of 7.07%. The yields on those same categories in the first half of 2001 were 7.96%, 8.19%, and 8.90%, respectively, resulting in an annualized yield on the total loan portfolio for 2001 of 8.28%. This reflects a decrease of 121 basis points on the annualized yield on the total loan portfolio during the first six months of 2002 compared to the same period in 2001.

The decrease in yield resulted from a lower overall interest rate environment. During 2001, the Federal Reserve reduced the federal funds rate which had a corresponding effect on other market interest rates, primarily shorter-term interest rates. The majority of our loan portfolio is indexed to the prime, Libor and Treasury interest rates. The average prime interest rate was 4.75% during the first half of 2002 compared to 7.98% for the same period of 2001. Short term Libor and Treasury rates declined by approximately 275 basis points in the same periods.

Allowance for Loan Losses

The allowance for loan losses amounted to $30.6 million (2.11% of portfolio loans) at June 30, 2002, compared with $32.0 million (2.25% of portfolio loans) at December 31, 2001. Activity to the allowance in 2002 included provisions for loan losses of $3.1 million and net loan charge-offs of $4.5 million. At June 30, 2002, the ratio of the allowance for loan losses to nonperforming loans was 143.16% compared to 69.24% at the end of 2001.

Nonperforming Assets

Nonperforming assets amounted to $42.4 million (1.71% of total assets) at June 30, 2002, compared with $63.3 million (2.57% of total assets) at December 31, 2001, a decrease of $20.9 million. Commercial real estate nonperformers declined by $19.2 million, primarily as a result of taking title of our largest nonperforming real estate property, a hotel in Wilmington, Delaware, which was transferred into the ORE category during the first quarter of 2002. The increase in the ORE balance was limited to $4.1 million because the transfer of the Wilmington property was largely offset by the sale of the Cypress Woods Golf and Country Club in Naples, Florida, this quarter.

Deposits

Total deposits were $2.06 billion at June 30, 2002, a $71.4 million decrease from the prior year-end primarily from a reduction in higher costing certificates of deposit. Significant progress was made in shifting the mix of deposits from higher-costing time deposits to less expensive checking, savings and money market accounts. By category, checking accounts increased by $9.1 million, while money market and savings accounts decreased by $16.3 million, and time deposits declined by $64.3 million. As of June 30, 2002, we had 44.51% of our deposits in the lower-costing core deposit categories.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on the Bank’s mortgage loan portfolio, increased by $80.0 million from $52.3 million at the end of 2001 to $132.2 million at June 30, 2002. The proceeds from this increase in borrowings were used to fund loan and investment growth and the outflow of higher-costing certificates of deposit.

These borrowings had the following rate and maturity characteristics as of June 30, 2002 ($ in thousands):

		Weighted Average
Maturing in:	Amount	Rate

30 days or less - variable	$115,000	2.15%
2-12 months - fixed	5,000	3.16
Over 1 year - fixed	12,246	4.63

Total	$132,246	2.42%

At June 30, 2002, the Bank had total credit line availability with the FHLB equal to 20% of its total assets or $495.2 million of which $132.2 million had been used.

Stockholders’ Equity

Stockholders’ equity was $179.0 million at June 30, 2002, or 7.23% of total assets, compared to $172.0 million or 7.00% of total assets at December 31, 2001. Mortgage security prices increased during the first half of 2002 relative to levels at the end of 2001, which resulted in a $3.8 million valuation increase, net of tax, on securities classified as available-for-sale. The number of common shares outstanding at June 30, 2002 was 11,378,719.

At June 30, 2002, the Bank’s tier 1 (leverage) capital ratio was 8.04%, its tier 1 (risk-based) capital ratio was 13.09%, and its total risk-based capital ratio was 14.37%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at June 30, 2002, were 7.27%, 11.79%, and 15.00%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2002 and 2001

Overview

Net income for the quarter ended June 30, 2002 was $1.4 million, or $0.13 per share, (on a diluted basis) compared with income of $1.7 million, or $0.15 per share on the same basis, for the same period in 2001. Included in the prior year were $2.8 million in gains on the sale of branches, net of applicable tax effect.

Analysis of Net Interest Income (see table on page 20)

Net interest income for the three months ended June 30, 2002, was $19.8 million compared with $16.3 million for the same period last year, a $3.5 million or 21.47% increase. Net interest margin in the second quarter of 2002 was 3.40% compared to 2.93% a year ago, a 47 basis point improvement. During 2001, the rapid decline in market interest rates reduced asset yield faster than we were able to reduce our funding costs. Net interest margin stabilized in the fourth quarter of 2001 and continued improving through the second quarter of 2002 as funds cost reductions took effect. Average asset yield decreased by 119 basis points from 7.46% for the same period in 2001 to 6.27% for 2002. However, the average cost of interest-bearing liabilities decreased by 186 basis points compared to the same period a year ago, from 4.97% to 3.11%.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	Three Months Ended June 30,

	2002			2001

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans	$1,450,587	$25,446	6.99%	$1,582,080	$32,015	8.12%
Securities	833,513	10,718	5.14	494,170	7,757	6.28
Interest bearing deposits in banks	14,168	32	0.90	7,650	85	4.45
FHLB stock	15,261	209	5.50	13,203	205	6.24
Federal funds sold	7,628	33	1.73	133,498	1,480	4.39

Total interest earning assets	2,321,157	36,438	6.27	2,230,601	41,542	7.46
Noninterest earning assets	173,729			134,710

Total assets	$2,494,886			$2,365,311

Interest bearing liabilities:
Interest checking	$193,929	$183	0.38%	$168,366	$220	0.52%
Money market	402,143	1,746	1.74	342,004	3,282	3.85
Savings	183,466	656	1.43	179,905	1,482	3.30
Time deposits	1,154,361	12,578	4.37	1,272,025	19,239	6.07
FHLB advances	138,016	777	2.26	757	13	6.85
Subordinated debt	29,303	536	7.32	23,276	427	7.34
Other borrowings	36,280	123	1.36	47,177	547	4.64

Total interest bearing liabilities	2,137,498	16,599	3.11	2,033,510	25,210	4.97

Noninterest bearing liabilities	184,693			155,815
Stockholders’ equity	172,695			175,986

Total liabilities and equity	$2,494,886			$2,365,311

Net interest income/net interest spread		$19,839	3.15%		$16,332	2.49%

Net interest margin			3.40%			2.93%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(1,895)	$(4,674)	$(6,569)
Securities	4,238	(1,277)	2,961
Interest bearing deposits in banks	42	(95)	(53)
FHLB stock	30	(26)	4
Federal funds sold	(881)	(566)	(1,447)

Total change in interest income	1,534	(6,638)	(5,104)
Interest bearing liabilities:
Interest checking	31	(68)	(37)
Money market	501	(2,037)	(1,536)
Savings	29	(855)	(826)
Time deposits	(2,149)	(4,512)	(6,661)
FHLB advances	771	(7)	764
Subordinated debt	110	(1)	109
Other borrowings	(144)	(280)	(424)

Total change in interest expense	(851)	(7,760)	(8,611)

Total change in net interest income	$2,385	$1,122	$3,507

Noninterest Income

Noninterest income for the three months ended June 30, 2002, was $3.3 million compared with $10.1 million for the same period in 2001, a decrease of $6.8 million. Gains on sale of branches in 2001 were $4.5 million (none in 2002) and gains on sale of loans and securities decreased $1.1 million. Early payoffs to the servicing portfolio increased significantly which reduced loan service fees and required an accelerated amortization of capitalized loan-servicing rights.

The following table reflects the components of noninterest income for the three months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Service charges on deposit accounts	$1,569	$1,979	$(410)
Loan service fees	24	627	(603)
Other loan fee income	754	1,133	(379)
Gains on sale of loans, net	326	169	157
Gain on sale of securities, net	114	297	(183)
Gain on trading assets, net	–	1,109	(1,109)
Gain on sale of branches	–	4,483	(4,483)
Other income	508	324	184

Total noninterest income	$3,295	$10,121	$(6,826)

Noninterest Expense

Total expenses for the second quarter of 2002 were $18.2 million compared with $20.2 million for the same period last year, a decrease of $2.0 million or 9.90%, and the lowest quarterly expense result in the last 11 quarters. Savings from the ongoing Profit Improvement Program as well as from branch sales and closure of underperforming branches, largely offset the additional costs from increasing staff in the loan and deposit production areas of the Company.

The following table reflects the components of noninterest expense for the three months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	For the Three Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Salaries and benefits	$9,618	$9,625	$(7)
Net occupancy expense	3,231	3,218	13
Advertising and marketing	280	954	(674)
Data processing fees and services	1,491	1,868	(377)
Loan collection costs	644	529	115
Other operating expense	2,685	2,946	(261)
ORE expense, net of ORE income	(429)	212	(641)
Amortization of goodwill & premium on deposits	692	862	(170)

Total noninterest expense	$18,212	$20,214	$(2,002)

Comparison of Results of Operations for the Six Months Ended June 30, 2002 and 2001

Overview

Net income for each of the six months ended June 30, was $2.6 million, or $0.24 per share, (on a diluted basis) for 2002, compared with income of $3.3 million, or $0.29 per share on the same basis, for the same period in 2001.

Analysis of Net Interest Income (see table on page 23)

Net interest income for the six months ended June 30, 2002, was $38.7 million compared with $34.5 million for the same period last year, a $4.2 million or 12.21% increase. Net interest margin in the first six months of 2002 was 3.31% compared to 3.00% a year ago, a 31 basis point improvement. Average asset yield decreased by 131 basis points from 7.65% for the same period in 2001 to 6.34% for 2002. The average cost of interest-bearing liabilities decreased by 180 basis points compared to the same period a year ago from 5.09% to 3.29%.

Noninterest Income

Noninterest income for the six months ended June 30, 2002, was $6.6 million compared with $16.0 million for the same period in 2001, a decrease of $9.4 million. Loan service fees declined $2.0 million primarily from sale of servicing on High LTV Loans in the third quarter of 2001 and from increases in early payoffs on conventional and government mortgage servicing. This factor reduced service fee revenue and required an accelerated amortization of capitalized mortgage servicing rights.

The following table reflects the components of noninterest income for the six months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Service charges on deposit accounts	$3,174	$3,997	$(823)
Loan service fees	(37)	1,983	(2,020)
Other loan fee income	1,322	2,163	(841)
Gains on sale of loans, net	629	354	275
Gain on sale of securities, net	398	635	(237)
Gain (loss) on trading assets, net	(70)	1,691	(1,761)
Gain on sale of branches	–	4,483	(4,483)
Other income	1,146	680	466

Total noninterest income	$6,562	$15,986	$(9,424)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the six months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	Six Months Ended June 30,

	2002			2001

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans	$1,445,059	$51,083	7.07%	$1,635,679	$67,590	8.28%
Securities	831,965	21,833	5.25	440,004	14,108	6.41
Interest bearing deposits in banks	14,434	68	0.95	7,595	193	5.14
FHLB stock	14,289	398	5.62	13,508	469	7.00
Federal funds sold	13,900	108	1.55	178,009	4,539	5.07

Total interest earning assets	2,319,647	73,490	6.34	2,274,795	86,899	7.65
Noninterest earning assets	168,326			138,176

Total assets	$2,487,973			$2,412,971

Interest bearing liabilities:
Interest checking	$190,737	$364	0.38%	$171,688	$460	0.54%
Money market	405,813	3,906	1.94	325,380	6,708	4.16
Savings	186,246	1,542	1.67	185,149	3,040	3.31
Time deposits	1,182,213	26,452	4.51	1,322,970	40,199	6.13
FHLB advances	101,061	1,196	2.39	758	26	6.85
Subordinated debt	29,297	1,072	7.32	18,994	693	7.30
Other borrowings	37,201	251	1.36	49,931	1,277	5.12

Total interest bearing liabilities	2,132,568	34,783	3.29	2,074,870	52,403	5.09

Noninterest bearing liabilities	183,379			163,238
Stockholders’ equity	172,026			174,863

Total liabilities and equity	$2,487,973			$2,412,971

Net interest income/net interest spread		$38,707	3.05%		$34,496	2.56%

Net interest margin			3.31%			3.00%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(6,818)	$(9,688)	$(16,506)
Securities	9,969	(2,244)	7,725
Interest bearing deposits in banks	100	(225)	(125)
FHLB stock	26	(96)	(70)
Federal funds sold	(2,528)	(1,904)	(4,432)

Total change in interest income	749	(14,157)	(13,408)
Interest bearing liabilities:
Interest checking	47	(143)	(96)
Money market	1,378	(4,180)	(2,802)
Savings	18	(1,516)	(1,498)
Time deposits	(5,190)	(8,557)	(13,747)
FHLB advances	1,184	(14)	1,170
Subordinated debt	377	2	379
Other borrowings	(318)	(708)	(1,026)

Total change in interest expense	(2,504)	(15,116)	(17,620)

Total change in net interest income	$3,253	$959	$4,212

Noninterest Expense

Total expenses for the first six months of 2002 were $36.6 million compared with $39.5 million for the same period last year, a decrease of $2.9 million or 7.37%. Salaries and benefits increased a modest $137,000 or 0.70%, as savings from reduced staffing in administrative and support areas offset costs from growing the loan and deposit production capabilities.

The following table reflects the components of noninterest expense for the six months ended June 30, 2002 and 2001 ($ in thousands; unaudited):

	For the Six Months Ended June 30,

			Increase
	2002	2001	(Decrease)

Salaries and benefits	$19,583	$19,446	$137
Net occupancy expense	6,313	6,593	(280)
Advertising and marketing	469	1,179	(710)
Data processing fees and services	3,104	3,649	(545)
Loan collection costs	914	1,010	(96)
Other operating expense	5,275	5,376	(101)
ORE expense, net of ORE income	(490)	380	(870)
Amortization of goodwill & premium on deposits	1,384	1,827	(443)

Total noninterest expense	$36,552	$39,460	$(2,908)

Item 3.  INTEREST RATE RISK MANAGEMENT

The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. The Asset / Liability Management Committee (“ALCO”) meets at least quarterly to monitor interest rate risk in the loan, investment and liability portfolios.

Management uses simulation software to measure the sensitivity of projected net interest income to changes in interest rates. The simulation process takes into account the current contractual agreements with customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions in the future. Also considered are the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with projected prepayments and new business volumes. This data, combined with various interest rate scenarios, provide a measurement of interest sensitivity.

The following table shows the effect that the indicated changes in interest rates would have on net interest income, projected for the next 12 months under a “static” interest rate scenario. Each change in interest rates is ramped pro rata over a 12-month time horizon. The resulting change in net interest income from the static interest rate projection provides one measure of sensitivity in relation to changing interest rates, given the assumptions used in this process.

The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12 month period, was as follows:

If interest rates:	Change-%

Increase 100 basis points	-1.9%
Increase 200 basis points	-4.0

Decrease 100 basis points	+1.0
Decrease 200 basis points	+0.3

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 6.	Exhibits and Report on Form 8-K

(a) Exhibits:

	3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).

	3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Registration Statement on Form S-4, File No. 33-80895, dated December 28, 1995).

(b) The following reports on Form 8-K were filed during the quarter for which this report is filed:

	(1)	Report on Form 8-K, dated April 16, 2002, filed April 23, 2002, - Announces the intention of the Company to change registrants certifying accountant beginning in the second quarter ending June 30, 2002.

	(2)	Report on Form 8-K, dated and filed June 14, 2002 – Announces the appointment of Deloitte and Touche, LLP as the Company’s new independent public accountant for 2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date:	August 8, 2002	By:	-s- William R. Klich

William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	August 8, 2002	By:	-s- William R. Falzone

William R. Falzone Treasurer (principal financial and accounting officer)