Form 10-Q
period 2002-09-30
REPUBLIC BANCSHARES INC
filed 2002-11-12
CIK 1005501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2002

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

Yes [X]    No [  ]

At October 31, 2002, 11,397,879 shares of the registrant’s $2.00 par value common stock were outstanding.

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

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings for the year ending December 31, 2002, and thereafter, include many factors that are beyond our ability to control or estimate precisely. Some of those factors include: the adequacy of our loan loss allowance; our ability to recover any or all of the claim under our Financial Institution Bond; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data; unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Cash and due from banks	$51,028	$65,370
Interest bearing deposits with banks	13,587	11,828
Federal funds sold	35,284	14,925

Cash and cash equivalents	99,899	92,123
Securities:
Available for sale securities (at fair value)	791,949	792,719
Held to maturity securities (at amortized cost)	14,440	21,470
Trading securities (at fair value)	8,274	19,877
FHLB stock	15,261	13,168
Loans held for sale	12,562	—
Loans	1,469,516	1,421,011
Allowance for loan losses	(31,595)	(31,997)

Net loans	1,437,921	1,389,014
Premises and equipment, net	42,574	42,800
Other real estate owned, net	19,129	16,893
Accrued interest receivable	11,112	12,368
Goodwill	2,726	2,726
Premium on deposits	16,322	18,397
Other assets	39,013	37,789

Total assets	$2,511,182	$2,459,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$165,291	$152,972
Interest checking	191,990	186,817
Money market	392,367	394,278
Savings	175,242	189,557
Time deposits	1,224,084	1,206,720

Total deposits	2,148,974	2,130,344
Securities sold under agreements to repurchase	34,689	34,169
FHLB advances	77,243	52,251
Convertible subordinated debt	29,321	29,287
Other liabilities	11,559	12,506

Total liabilities	2,301,786	2,258,557

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par; 20,000,000 shares authorized; 11,397,669 and 11,335,339 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively.)	22,795	22,671
Capital surplus	129,755	129,056
Retained earnings	21,894	17,639
Accumulated other comprehensive income	6,202	2,671

Total stockholders’ equity	180,646	172,037

Total liabilities and stockholders’ equity	$2,511,182	$2,459,344

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except share data; unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Interest income:
Loans	$25,400	$29,402	$76,483	$96,992
Securities	10,234	9,637	32,067	23,744
Federal funds sold & other investments	277	928	851	6,131

Total interest income	35,911	39,967	109,401	126,867
Interest expense:
Deposits	14,733	22,664	46,998	73,071
Securities sold under agreement to repurchase	123	326	372	1,150
FHLB advances	361	45	1,556	71
Holding company debt	536	534	1,609	1,681

Total interest expense	15,753	23,569	50,535	75,973

Net interest income	20,158	16,398	58,866	50,894
Provision for loan losses	1,650	6,800	4,750	11,350

Net interest income after provision for loan losses	18,508	9,598	54,116	39,544
Noninterest income:
Service charges on deposit accounts	1,550	1,768	4,724	5,661
Loan service fees, net	(630)	199	(666)	2,183
Other loan fee income	651	569	1,973	2,732
Gains on loans & securities, net	2,133	1,515	3,090	4,195
Gain on sale of branches	—	—	—	4,483
Other operating income	403	1,598	1,548	2,382

Total noninterest income	4,107	5,649	10,669	21,636
Noninterest expense:
Salaries and employee benefits	9,279	9,919	28,861	29,365
Net occupancy expense	3,254	3,510	9,567	10,103
Advertising and marketing	235	159	704	1,338
Data & item processing fees and services	1,587	1,824	4,691	5,473
Loan collection costs	(105)	530	809	1,540
Other operating expenses	2,950	2,471	8,228	7,847
ORE expense, net	1,323	32	833	412
Amortization of goodwill	—	119	—	358
Amortization of premium on deposits	692	692	2,075	2,280

Total noninterest expense	19,215	19,256	55,768	58,716
Income (loss) before income taxes & minority interest	3,400	(4,009)	9,017	2,464
Income tax (expense) benefit	(1,373)	1,385	(3,499)	(919)

Income (loss) before minority interest	2,027	(2,624)	5,518	1,545
Minority interest in income from subsidiary trust, net of tax	(421)	(421)	(1,263)	(1,263)

Net income (loss)	$1,606	$(3,045)	$4,255	$282

Per share data:
Basic net income (loss) per common share	$0.14	$(0.27)	$0.37	$0.01

Diluted net income (loss) per common & common equivalent share	$0.14	$(0.27)	$0.37	$0.01

Weighted average common shares outstanding – basic	11,385,631	11,328,559	11,363,881	10,827,657

Weighted average common & common equivalent shares outstanding – diluted	11,501,214	11,328,559	11,452,070	10,870,994

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in thousands, except share data; unaudited)

					Accumulated Other
	Perpetual Preferred		Capital	Retained	Comprehensive
	Convertible Stock	Common Stock	Surplus	Earnings	Income	Total

Balance, December 31, 2000	$1,500	$21,112	$128,735	$21,669	$(675)	$172,341
Net loss	—	—	—	(3,898)	—	(3,898)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	3,346	3,346
Conversion of preferred stock into 750,000 common shares	(1,500)	1,500	—	—	—	—
Exercise of stock options into 29,350 shares	—	59	299	—	—	358
Dividends on preferred stock	—	—	—	(132)	—	(132)
Other	—	—	22	—	—	22

Balance, December 31, 2001	—	22,671	129,056	17,639	2,671	172,037
Net income	—	—	—	4,255	—	4,255
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	3,531	3,531
Exercise of stock options into 62,330 shares	—	124	699	—	—	823

Balance, September 30, 2002	$—	$22,795	$129,755	$21,894	$6,202	$180,646

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands; unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Net income (loss)	$1,606	$(3,045)	$4,255	$282
Unrealized gain on available for sale securities:
Unrealized holding gain, net of tax effect during period(1)	1,366	4,279	5,521	8,329
Less reclassification adjustment for gains realized in net income, net of taxes(1)	(1,592)	(951)	(1,990)	(1,586)

Net unrealized gains (losses)	(226)	3,328	3,531	6,743

Comprehensive income	$1,380	$283	$7,786	$7,025

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands; unaudited)

	Nine Months Ended Sept. 30,

	2002	2001

OPERATING ACTIVITIES:
Net income	$4,255	$282
Reconciliation of net income to net cash provided by operating activities:
Provision for loan and ORE losses	4,850	11,621
Depreciation of fixed assets	3,903	4,430
Amortization of goodwill and premium on deposits	2,217	2,638
Amortization of loan premiums, discounts & MSRs	(840)	(2,854)
(Gain) on sale of loans, net	(1,088)	(539)
(Gain)/loss on sale of securities	(2,002)	(3,655)
(Gain) on sale of other real estate owned	(996)	(75)
Capitalization of mortgage servicing	—	1,630
(Gain)/loss on disposal of premises and equipment	(16)	(147)
(Gain) on sale of branches	—	(4,483)
Net (increase) in deferred tax asset	(2,213)	(1,453)
Net (increase)/decrease in other assets	(3,775)	114
Net (decrease)/increase in other liabilities	(947)	5,833

Net cash provided by operating activities	3,348	13,342

INVESTING ACTIVITIES:
Net (increase)/decrease in loans and loans held for sale	(85,438)	123,634
Proceeds from sales and maturities of securities	181,183	263,797
(Purchase)/redemption of FHLB stock	(2,093)	648
(Purchase) of securities available for sale	(778,222)	(656,177)
Principal repayment on securities	627,706	136,628
Purchase (disposal) of premises & equipment	(3,446)	(1,818)
Proceeds from disposal of premises & equipment	(215)	682
Proceeds from sale of other real estate	19,931	5,685

Net cash (used in) investing activities	(40,594)	(126,921)

FINANCING ACTIVITIES:
Net increase in deposits	18,687	84,799
Net cash paid for branch sales	—	(61,912)
Net increase in repurchase agreements	520	4,601
Proceeds from FHLB advances, net	24,992	21,492
Proceeds from exercise of stock options	823	324
Proceeds from issuance of subordinated debt	—	14,472
Repayment of holding company debt	—	(13,083)
Dividends on perpetual preferred convertible stock	—	(132)

Net cash provided by financing activities	45,022	50,561

Net increase/(decrease) in cash and cash equivalents	7,776	(63,018)
Cash and cash equivalents, beginning of period	92,123	209,662

Cash and cash equivalents, end of period	$99,899	$146,644

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for-
Interest	$44,904	$67,623
Income taxes	1,329	8,373

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING MATTERS

Basis of Presentation and Organization

In the opinion of management, the accompanying unaudited consolidated financial statements of Republic Bancshares, Inc. and subsidiaries (referred to herein as the “Company” or “Republic” or “We”), contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2002 and December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”, including its wholly-owned subsidiaries, Republic Insurance Agency and Republic SPE, Inc.) and RBI Capital Trust I (“RBI”), are in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) and prevailing practices within the financial services industry.

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

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K, for the year ended December 31, 2001. The operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the operating results to be expected for the fiscal year ending December 31, 2002.

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

Valuation of residual interests from securitization of High LTV Loans and valuation of mortgage servicing rights

Residual interests from securitization of High LTV Loans are accounted for as trading assets and are evaluated at least quarterly with the valuation adjustment, if any, reflected as a trading gain or loss in the consolidated statement of operations under the caption “Gain (loss) on loans and securities, net”. Under generally accepted accounting principles, use of quoted market values is the preferred method for valuing trading assets. However, the market for the residual interests on our balance sheet is illiquid and price quotations are not readily available. In that situation, the accounting rules permit use of other methods to estimate fair value, including techniques utilizing the present value of expected cash flows. We have used that present value methodology to value our trading assets which requires, and is highly dependent, on the selection of a discount rate, prepayment speed and an expected loss ratio. A majority of the mortgage loans comprising the collateral pool underlying the residual interests are secured by junior liens on residential real estate where, at origination, there was little or no equity in the property. Also, most of the loans were made for the purpose of debt consolidation and many of the borrowers had previous credit weaknesses, including bankruptcy, default or an above-average rate of delinquency. The overall delinquency rate for pools of this type of loan is generally higher than for pools of first mortgage loans and recovery of defaulted amounts is difficult to predict. Further, the terms of the securitizations place us in a first loss position among all security holders in the transactions and the realization of cashflows to us is expected over an extended period. As a result, the valuations derived in this process are extremely sensitive to changes in the assumptions used to calculate the expected cash flows. We are currently receiving cashflow from one of the residual interests but a second residual interest is not expected to contribute cashflow to us until well into future years.

Our mortgage servicing rights and excess servicing interest-only strips from securitization or sale of first lien mortgage loans are also valued using a present value of cashflows methodology. Mortgage servicing rights and excess servicing interest-only strips represent an estimate of the present value of the future servicing fees arising from the right to service loans for others. This requires the development of a number of estimates, including anticipated principal amortization and prepayments of principal. The valuation of these assets is significantly affected by interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. In general, during periods of declining interest rates, the value of mortgage servicing assets declines due to increasing prepayments attributable to increased mortgage refinance activity. Conversely, during periods of rising interest rates, the value of servicing assets generally increases due to reduced refinance activity. We amortize the mortgage servicing rights over the period of estimated net servicing income based on projections of the amount and timing of future cash flows. The amount and timing of servicing asset amortization is adjusted quarterly based on actual results and updated projections. The mortgage servicing rights are accounted for in the “Other Assets” category on our balance sheet and carried at the lower of cost or market value, while the excess servicing interest-only strips are a trading asset.

Income taxes and the related deferred tax assets and liabilities

The determination of our overall income tax provision is complex and requires careful analysis. There are significant differences in the timing of recognition of income tax expense for financial accounting and income tax purposes in the following areas: (1) loan loss provisions, (2) mortgage servicing rights amortization and income from residual interests from loan securitizations, (3) premium amortization on deposits, (4) depreciation of fixed assets and, (5) net operating loss carryforwards. As a result, our balance sheet includes a net deferred tax asset with valuation highly dependent on our ability to generate future taxable income.

Reclassifications

Certain reclassifications may have been made to the prior period consolidated financial statements to conform to the September 2002 financial statement presentation. These reclassifications only changed the reporting categories and did not affect our results of operations or financial position.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 141 – Business Combinations and SFAS No. 142 – Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets but not those acquired in a business combination. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. It also provides for the continued amortization of intangible assets that have finite useful lives. The Company has not entered into any business combinations since SFAS No. 141 became effective. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our financial position or results of operations. Following are the pro forma net income and earnings per share, had all periods presented been accounted for under SFAS No. 142 ($ in thousands, except share data):

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,

	2002	2001	2002	2001

Net income (loss)	$1,606	$(3,045)	$4,255	$282
Amortization of goodwill, net of taxes	—	74	—	223

Pro forma net income (loss)	$1,606	$(2,971)	$4,255	$505

Pro forma earnings per share:
Basic	$0.14	$(0.27)	$0.37	$0.01

Diluted	$0.14	$(0.27)	$0.37	$0.01

Weighted average common shares outstanding – basic	11,385,631	11,328,559	11,363,881	10,827,657

Weighted average common & common equivalent shares outstanding – diluted	11,501,214	11,328,559	11,452,070	10,870,994

Intangible assets subject to amortization are comprised of premium on deposits and mortgage servicing rights, including the excess servicing interest-only strips and unearned income from sale of servicing rights. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for the three months ended December 31, 2002 and each of the five succeeding years ($ in thousands):

	Premium on Deposits		Mortgage Servicing Rights
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	$27,673	$(11,351)	$7,258

Estimated amortization:
For the three months ending December 31, 2002		$693	$433
For the years ending December 31:
2003		2,767	1,733
2004		2,767	1,449
2005		2,767	1,104
2006		2,767	844
2007		2,767	651

SFAS No. 143 – Accounting for Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This statement is effective January 1, 2003 and is not expected to have a material impact on our results of operations or the financial condition of the Company.

SFAS No. 144 – Accounting for the Impairment or Disposal of Long-Lived Assets

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

SOP 01-6 – Accounting by Certain Entities (Including Entities with Trade Receivables) that Lend to or Finance the Activities of Others

In December 2001, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (including Entities with Trade Receivables) that Lend to or Finance the Activities of Others.” SOP 01-6 clarifies that accounting and financial reporting practices for lending and financing activities should be the same regardless of the type of entity engaging in those activities and conforms, where appropriate, differences among the accounting and financial reporting provisions previously established by certain AICPA Audit and Accounting guides. SOP 01-6 is effective for fiscal years beginning after December 15, 2001. The adoption of SOP 01-6 did not have a material effect upon our results of operations or financial position.

2.    EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if stock options, with an exercise price greater than the average market price for the period, had been exercised at that average market price with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Also, the calculation takes into consideration the shares that would have been issued from conversion of our convertible subordinated debentures, if they had been converted to common stock (i.e., the “if converted” method.) The effect of converting the convertible subordinated debentures to common stock in 2002 was antidilutive, therefore, those shares are excluded from diluted earnings per share. Basic earnings per common share was computed by dividing net income less dividends paid on the perpetual preferred convertible stock (in 2001) by the weighted average number of shares of common stock outstanding during the year.

The table below reconciles the calculation of the diluted and basic earnings per share for 2002 and 2001 ($ in thousands, except share data):

	Three Months Ended Sept. 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income (loss) attributable to common stockholders	$1,606	—	—	$(3,045)	—	—
Basic earnings per share	—	11,385,631	$0.14	—	11,328,559	$(0.27)
Options exercised during the period-incremental effect prior to exercise	—	4,583	—	—	—	—
Weighted average options outstanding(1)	—	111,000	—	—	—	—

Diluted earnings per share	$1,606	11,501,214	$0.14	$(3,045)	11,328,559	$(0.27)

	Nine Months Ended Sept. 30,

	2002			2001

		Weighted	Earnings		Weighted	Earnings
	Net	Shares	Per	Net	Shares	Per
	Income	Outstanding	Share	Income	Outstanding	Share

Net income attributable to common stockholders	$4,255	—	—	$282	—	—
Basic earnings per share	—	11,363,881	$0.37	—	10,827,657	$0.01
Options exercised during the period-incremental effect prior to exercise	—	6,805	—	—	1,170	—
Weighted average options outstanding(1)	—	81,384	—	—	42,167	—

Diluted earnings per share	$4,255	11,452,070	$0.37	$282	10,870,994	$0.01

(1) For the three month periods ended September 30, 2002 and 2001, there were 254,850 and 203,190 of stock options, respectively, and 1,794,862 shares that would be issued from conversion of convertible subordinated debentures, which were antidilutive. For the nine month periods ended September 30, 2002 and 2001, there were 308,150 and 336,270, respectively, of stock options and 1,794,862 shares that would be issued from conversion of convertible subordinated debentures, which were anti-dilutive.

3.    SECURITIES

Our securities totaled $814.7 million at September 30, 2002 and were comprised primarily of mortgage-backed securities (“MBS”) with a lesser amount of U.S. Treasury and federal agency securities and revenue bonds. Included were $791.9 million of securities classified as available for sale, $14.4 million of securities classified as held to maturity and $8.3 million of securities classified as trading assets. The market values assigned to the securities classified as available for sale were determined using market quotations at September 30, 2002.

Included in the trading asset category were $5.7 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans in 1997 and 1998 (the “Residuals”) and $2.6 million of excess servicing interest-only strips on mortgage servicing rights. These trading assets were valued using a present value of cashflows technique. The Residuals are valued in much the same way as are the excess servicing interest-only strips on pools of first lien mortgage loans but also carry an additional element of credit risk. High LTV loans are mortgage loans underwritten to borrowers primarily for debt consolidation purposes where the combined loan-to-value ratio generally exceeds 100%. These loans have performed with an annual loss rate significantly in excess of loss rates for first lien mortgage loans. The market for High LTV-related assets is illiquid and there are no readily observable market prices that can be relied on to value these trading assets. The three key assumptions used in the valuation are the discount rate, the expected loss ratio and the expected prepayment speed. These assets are valued at least quarterly with any valuation adjustment reflected as a trading gain or loss in the statement of operations.

The key assumptions used and the resultant valuation of the Residuals and excess servicing interest-only strips on mortgage servicing rights at September 30, 2002 were as follows ($ in thousands):

	December 1997	June 1998	Excess Servicing
	Securitization	Securitization	Interest-only
	(“1997-1”)	(“1998-1”)	Strips

Collateral amount	$16,968	$84,494	$216,683
Discount rate	15.00%	15.00%	8.00%
Wtd. avg. remaining life (years)	2.43	2.52	3.67
Cumulative lifetime default rate(1)	16.74%	17.20%	N/A
Prepayment speed	33.57%	32.81%	20.00%
Fair value	$3,195	$2,530	$2,550

(1)Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount. N/A – not applicable

4.    LOANS

Total loans at September 30, 2002 were $1.47 billion compared to $1.42 billion at December 31, 2001. Mortgage loan servicing rights (both purchased and originated) amounted to $7.1 million and $10.2 million at September 30, 2002 and December 31, 2001, respectively. Loans on which interest was not being accrued at September 30, 2002 and December 31, 2001, totaled approximately $23.0 million and $46.2 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 2002 and December 31, 2001, totaled $21,000 and $12,000, respectively.

Loans at September 30, 2002 and December 31, 2001, are summarized as follows, based on the underlying collateral, not the primary purpose of the loan ($ in thousands):

	September 30,	December 31,
	2002	2001

Real estate mortgage loans:
One-to-four family residential	$411,875	$432,803
Subprime mortgages	37,247	50,743
Multifamily residential	39,138	45,264
Warehouse lines of credit	152	718
Commercial real estate	543,701	515,314

Mortgage loans secured by first liens held in portfolio	1,032,113	1,044,842
Commercial (business) loans	113,001	108,453
Home equity loans	282,457	217,726
High LTV Loans	22,751	29,275
Consumer loans	19,194	20,715

Total loans held for portfolio	1,469,516	1,421,011
Allowance for loan losses	(31,595)	(31,997)

Net loans held for portfolio	1,437,921	1,389,014
Residential loans held for sale	12,562	—

Net loans held-for portfolio & loans held for sale	$1,450,483	$1,389,014

At September 30, 2002, the composition of our loans held in portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

		Outside of	Total
Based on Amounts	In Florida	Florida	Portfolio

Real estate mortgage loans:
One-to-four family residential	$323,131	$88,744	$411,875
Subprime mortgages	11,618	25,629	37,247
Multifamily residential	33,105	6,033	39,138
Warehouse lines of credit	152	—	152
Commercial real estate	506,066	37,635	543,701

Mortgage loans secured by 1st liens	874,072	158,041	1,032,113
Commercial (business) loans	84,098	28,903	113,001
Home equity loans	269,500	12,957	282,457
High LTV loans	2,299	20,452	22,751
Consumer loans	18,656	538	19,194

Total loans held in portfolio	$1,248,625	$220,891	$1,469,516

		Outside of
As a Percent of Total Loans	In Florida	Florida

Real estate mortgage loans:
One-to-four family residential	78.5%	21.5%
Subprime mortgages	31.2	68.8
Multifamily residential	84.6	15.4
Warehouse lines of credit	100.0	—
Commercial real estate	93.1	6.9

Mortgage loans secured by 1st liens	84.7	15.3
Commercial (business) loans	74.4	25.6
Home equity loans	95.4	4.6
High LTV loans	10.1	89.9
Consumer loans	97.2	2.8

Total loans held in portfolio	85.1%	14.9%

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

The allowance for loan losses amounted to $31.6 million and $32.0 million at September 30, 2002 and December 31, 2001, respectively. Changes in the allowance for loan losses for the first nine months of the current year compared to the same period of the previous year were as follows ($ in thousands):

	Nine Months Ended Sept. 30,

	2002	2001

Balance, beginning of period	$31,997	$33,462
Provision for loan losses	4,750	11,350
Loans charged-off	(6,336)	(12,720)
Recoveries of loans charged-off	1,184	687

Net charge-offs	(5,152)	(12,033)

Balance, end of period	$31,595	$32,779

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

Securities Purchases and Sales; Investment Services

WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. For the nine months ended September 30, 2002, we purchased $326.2 million and sold $179.2 million of mortgage-backed securities through WRHC. We also sold a $10.8 million subordinate tranche from a High LTV Loan Securitization through WRHC and paid them a commission of $67,500. We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent but there were no purchases of this type during 2002. WRHC also offers sales of insurance and mutual fund products and provides investment advisory services to customers on our premises. Fee income earned from this relationship was $221,000 and $108,000 for the nine months ended September 30, 2002 and 2001, respectively. The investment services and sales agreement expired on October 31, 2002. The Company and WRHC did not renew the agreement.

Loans to Mr. Hough and His Related Interests

In November 1999, the Bank made a $4.2 million loan to WRH Mortgage, Inc., an affiliate of Mr. Hough. The Bank has retained $2.8 million of the loan with the remainder participated to another financial institution on a non-recourse basis. The loan is secured by improved real estate and office buildings and is personally guaranteed by Mr. Hough. All principal and interest payments have been made as agreed and the terms of the loan are comparable to those offered to non-affiliated borrowers.

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

7.    HOLDING COMPANY CASHFLOW AND DEBT SERVICE

Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of September 30, 2002, the Bank had a net deficit for dividend payment purposes of $3.0 million, which restricts the Bank from further dividend payments to the Company during 2002 until there is a surplus for dividend payment purposes. On September 30, 2002, the Company had unrestricted cash to be used for debt service totaling $9.7 million. The Company’s annual debt service requirement is approximately $4.7 million.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands, except share data)

	Quarters Ended

	Sept. 2002	June 2002	Mar. 2002	Dec. 2001	Sept. 2001

RESULTS OF OPERATIONS:
Interest income	$35,911	$36,438	$37,051	$38,481	$39,967
Interest expense	15,753	16,599	18,183	20,813	23,569

Net interest income	20,158	19,839	18,868	17,668	16,398
Loan loss provision	1,650	2,000	1,100	4,800	6,800

Net interest income after loan loss provision	18,508	17,839	17,768	12,868	9,598
Noninterest income	4,107	3,295	3,267	1,393	5,649
Noninterest expense	19,215	18,212	18,341	20,249	19,256

Income (loss) before income taxes and minority interest	3,400	2,922	2,694	(5,988)	(4,009)
Income tax expense (benefit)	1,373	1,098	1,027	(2,229)	(1,385)
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income (loss)	$1,606	$1,403	$1,246	$(4,180)	$(3,045)

Earnings (loss) per share – diluted	$0.14	$0.13	$0.11	$(0.37)	$(0.27)
Weighted average shares outstanding – diluted	11,501,214	13,278,763	11,373,337	11,333,345	11,328,559
BALANCE SHEET DATA (at period-end):
Total assets	$2,511,182	$2,477,432	$2,513,164	$2,459,344	$2,448,210
Securities	814,663	822,019	852,659	834,066	743,109
Loans	1,482,078	1,454,161	1,449,688	1,421,011	1,461,195
Nonperforming assets	42,175	42,356	55,899	63,280	62,818
Allowance for loan losses	31,595	30,617	30,248	31,997	32,779
Deposits	2,148,974	2,058,900	2,129,196	2,130,344	2,125,196
Stockholders’ equity	180,646	179,029	169,747	172,037	179,559
Book value per share (dollars)	15.85	15.73	14.96	15.18	15.85
Tangible book value per share (dollars)	14.72	14.56	13.75	13.92	14.54
SELECTED OPERATING RATIOS:
Return on average assets	0.26%	0.23%	0.20%	(0.68)%	(0.51)%
Return on average equity	3.57	3.26	2.95	(9.24)	(6.73)
Net interest margin	3.47	3.40	3.23	3.08	2.91
Operating efficiency ratio	70.88	77.59	80.01	98.78	83.52
Loan loss allowance to portfolio loans	2.15	2.11	2.09	2.25	2.24
Loan loss allowance to nonperforming loans	137.10	143.16	124.89	69.24	58.72
CAPITAL RATIOS:
Equity to assets	7.20	7.23	6.75	6.99	7.33
Equity & minority interest to assets	8.34	8.39	7.90	8.16	8.50
Regulatory ratios – Bank:
Tier 1 (leverage)	8.28	8.04	8.09	7.94	8.25
Tier 1 to risk assets	13.07	13.09	13.00	13.11	13.13
Total capital	14.35	14.37	14.28	14.39	14.45
Regulatory ratios – Company:
Tier 1 (leverage)	7.49	7.27	7.34	7.21	7.60
Tier 1 to risk assets	11.84	11.79	11.81	11.90	12.13
Total capital	15.02	15.00	15.00	15.17	15.44
OTHER DATA (at period-end):
Number of branch banking offices	72	72	70	71	71
Number of full-time equivalent employees	850	841	885	896	921

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands)

	Quarters Ended

	Sept.	June	March	Dec.	Sept.
	2002	2002	2002	2001	2001

SELECTED AVERAGE BALANCES & YIELDS/COSTS
Average balances:
Total assets	$2,458,052	$2,494,886	$2,480,984	$2,453,227	$2,370,356
Earning assets	2,291,220	2,321,158	2,318,047	2,299,476	2,238,227
Loans	1,463,764	1,450,587	1,439,379	1,450,172	1,499,189
Securities	785,762	833,513	830,416	783,267	645,368
Deposits	1,965,797	1,933,900	1,996,464	1,966,652	1,944,376
Other interest-bearing liabilities	119,556	203,599	131,117	124,523	76,892
Stockholders’ equity	179,347	172,695	171,350	179,673	179,387
Average yields/costs:
Earning assets	6.19%	6.27%	6.41%	6.67%	7.09%
Loans	6.82	6.99	7.16	7.42	7.77
Securities	5.21	5.14	5.35	5.60	5.97
Deposits	2.97	3.14	3.47	3.98	4.62
Other interest-bearing liabilities	3.39	2.83	3.32	3.48	4.71
Total interest-bearing liabilities	3.00%	3.11%	3.46%	3.95%	4.63%
NONPERFORMING ASSETS:
Nonperforming loans:
Residential first lien	$10,351	$7,965	$10,638	$12,170	$14,709
Warehouse lines of credit	152	152	700	718	1,804
Commercial real estate and multifamily	8,822	10,827	10,070	30,017	35,975
Commercial (business)	2,396	1,098	960	1,196	1,775
Home equity and consumer	800	732	848	1,189	909
High LTV	525	612	1,004	919	649

Total nonperforming loans(1)	23,046	21,386	24,220	46,209	55,821
Other nonperforming receivables	—	—	—	178	465
Other real estate:
Residential	1,290	2,033	812	1,318	1,264
Commercial	17,839	18,937	30,867	15,575	5,268

Total ORE	19,129	20,970	31,679	16,893	6,532

Total nonperforming assets	$42,175	$42,356	$55,899	$63,280	$62,818

(1)Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.
SELECTED QUARTERLY FINANCIAL INFORMATION
($ in thousands)

	Quarters Ended

	Sept. 2002	June 2002	Mar. 2002	Dec. 2001	Sept. 2001

Loan loss allowance activity:
Allowance for loan losses at beginning of period	$30,617	$30,248	$31,997	$32,779	$34,925
Loan discount (net) allocated to/ (from) purchased portfolios	—	—	—	(613)	—
Provision for loan losses	1,650	2,000	1,100	4,800	6,800
Net (charge-offs)/recoveries:
Residential first lien	(59)	(128)	29	(167)	(249)
Warehouse lines of credit	—	—	—	(267)	(6,209)
Subprime mortgages	(70)	(93)	(46)	(173)	(102)
Commercial real estate/multifamily	25	(48)	(2,389)	(3,274)	11
Commercial (business)	(25)	(263)	(153)	(406)	(429)
Home equity	69	(157)	(95)	(273)	(1,131)
Consumer	(8)	(34)	(26)	(60)	(31)
High LTV	(507)	(858)	(128)	(272)	(708)
Other	(97)	(50)	(41)	(77)	(98)

Net charge-offs	(672)	(1,631)	(2,849)	(4,969)	(8,946)

Allowance for loan losses at end of period	$31,595	$30,617	$30,248	$31,997	$32,779

Net charge-offs/(recoveries) to average loans-annualized:
Residential first lien	0.06%	0.13%	(0.03)%	0.15%	0.20%
Warehouse lines of credit	—	—	—	75.21	327.69
Subprime mortgages	.73	0.87	0.38	1.31	0.72
Commercial real estate/multifamily	(0.02)	0.03	1.72	2.24	(0.01)
Commercial (business)	0.08	0.84	0.48	1.19	1.23
Home equity	(0.10)	4.18	0.16	0.57	3.04
High LTV	8.42	12.98	1.79	3.59	8.62
Consumer and other	0.16	0.68	0.49	1.09	0.62

Net charge-offs to average loans	0.18%	0.45%	0.79%	1.37%	2.39%

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Balance Sheets at September 30, 2002 and December 31, 2001

Overview

At September 30, 2002, we had total assets of $2.51 billion, stockholders’ equity of $180.6 million and a stated book value per share of $15.85. At year-end 2001 total assets were $2.46 billion, stockholders’ equity was $172.0 million and the stated book value per share (in dollars) was $15.18. Loans, net of allowances for loan losses, were $1.45 billion at September 30, 2002, an increase of $61.5 million from December 31, 2001, while total deposits were $2.15 billion, an increase of $18.6 million from year-end 2001.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $814.7 million at September 30, 2002 as compared to $834.1 million at the end of last year. At September 30, 2002, $791.9 million of securities were classified as available for sale, $14.4 million of securities were classified as held to maturity and $8.3 million of securities were trading assets. These trading assets consisted of $5.7 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $2.6 million in the excess interest-only spread on mortgage servicing rights.

Average total securities for the first nine months of 2002 were $816.6 million, up $308.1 million, or 60.6%, from the average during the first nine months of 2001. Purchases of new securities in 2002 to replace securities sold and portfolio amortization totaled $778.2 million for the first nine months of 2002. The annualized yield on average total securities for the first nine months of 2002 was 5.24%, a decrease of 99 basis points from the yield earned in the first nine months of 2001. This decline was primarily because purchases of new securities were at yields below the portfolio average and from downward repricing of adjustable rate securities.

Loans

Our loan portfolio grew at an average rate of 5.7% in the first nine months of 2002 following a sharp decline in 2001, resulting both from management’s program to reduce credit risk in the portfolio and from the high levels of prepayments experienced throughout 2001. Total loans (including loans held for sale) increased by $61.5 million from year-end 2001 to $1.48 billion at September 30, 2002. Commercial business loans increased $4.5 million, commercial real estate loans increased $28.4 million and home equity loans increased $64.7 million, while residential loans decreased $35.0 million, primarily from repayments of subprime loans and from seasoned loans that were purchased from others during the mid-1990s. The net change in total loans was also reduced by the transfer of two nonperforming loans totaling $18.3 million to the other real estate (“ORE”) category in the first quarter of 2002.

The annualized yields on residential loans, commercial and commercial real estate loans, and consumer loans for the first nine months of 2002 were 7.03%, 7.02%, and 8.18%, respectively, resulting in an annualized yield on the total loan portfolio of 7.00%. The yields on those same categories in the first nine months of 2001 were 7.82%, 8.02%, and 8.97%, respectively, resulting in an annualized yield on the total loan portfolio for 2001 of 8.11%. This reflects a decrease of 111 basis points on the annualized yield on the total loan portfolio during the first nine months of 2002 compared to the same period in 2001. The decrease in yield resulted primarily from the lower overall interest rate environment. During 2001, the Federal Reserve reduced the federal funds rate which had a corresponding effect on other market interest rates, primarily shorter-term interest rates. The majority of our loan portfolio is indexed to the prime, LIBOR and Treasury interest rates. The average prime interest rate was 4.75% during the first nine months of 2002 compared to 7.50% for the same period of 2001, a decrease of 275 basis points. Short term LIBOR and Treasury rates declined by approximately 245 basis points over the same periods.

Allowance for Loan Losses

The allowance for loan losses amounted to $31.6 million (2.15% of portfolio loans) at September 30, 2002, compared with $32.0 million (2.25% of portfolio loans) at December 31, 2001. Activity in the allowance in 2002 included provisions for loan losses of $4.8 million and net loan charge-offs of $5.2 million. At September 30, 2002, the ratio of the allowance for loan losses to nonperforming loans was 137.10% compared to 69.24% at the end of 2001.

Nonperforming Assets

Nonperforming assets amounted to $42.2 million (1.68% of total assets) at September 30, 2002, compared with $63.3 million (2.57% of total assets) at December 31, 2001, a decrease of $21.1 million. Nonperforming loans declined by $23.2 million while ORE increased $2.1 million. Commercial real estate nonperformers declined by $21.0 million, primarily as a result of taking title of our largest nonperforming real estate property, a hotel in Wilmington, Delaware, which was transferred into the ORE category during the first quarter of 2002. The increase in the ORE balance of $2.1 million includes the transfer of the Wilmington property, partially offset by the sale of the Cypress Woods Golf and Country Club in Naples, Florida, in the second quarter of 2002.

Deposits

Total deposits were $2.15 billion at September 30, 2002, an $18.6 million increase from the prior year-end. By category, checking accounts increased by $17.5 million, while money market and savings accounts decreased by $16.2 million, and time deposits increased by $17.4 million. As of September 30, 2002, we had 43.04% of our deposits in the lower-costing checking, savings and money market deposit categories.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on the Bank’s mortgage loan portfolio, increased by $24.9 million from $52.3 million at the end of 2001 to $77.2 million at September 30, 2002. The proceeds from this increase in borrowings were used to fund loan and investment growth.

These borrowings had the following rate and maturity characteristics as of September 30, 2002 ($ in thousands):

		Weighted Average
Maturing in:	Amount	Rate

30 days or less – variable	$65,000	2.17%
2-12 months – fixed	5,000	3.78
Over 1 year – fixed	7,243	5.22

Total	$77,243	2.56%

At September 30, 2002, the Bank had a total credit line availability with the FHLB equal to 20% of its total assets or $502.2 million, of which $77.2 million had been used.

Stockholders’ Equity

Stockholders’ equity was $180.6 million at September 30, 2002, or 7.19% of total assets, compared to $172.0 million or 6.99% of total assets at December 31, 2001. The number of common shares outstanding at September 30, 2002 was 11,397,669. The market value of the available for sale segment of the securities portfolio during the first nine months of 2002 increased relative to the value at the end of 2001, which resulted in a $3.5 million after-tax valuation increase on securities classified as available-for-sale.

At September 30, 2002, the Bank’s tier 1 (leverage) capital ratio was 8.28%, its tier 1 (risk-based) capital ratio was 13.07%, and its total risk-based capital ratio was 14.35%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at September 30, 2002, were 7.49%, 11.84%, and 15.02% respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2002 and 2001

Overview

Net income for the quarter ended September 30, 2002 was $1.6 million, or $0.14 per share, (on a diluted basis) compared with a loss of $3.0 million, or $0.27 per share on the same basis, for the same period in 2001. Included in the prior year was a $5.9 million charge-off on a loan to Greatstone Mortgage. The Company continues to pursue recovery of this matter.

Analysis of Net Interest Income (see table on page 21)

Net interest income for the three months ended September 30, 2002, was $20.2 million compared with $16.4 million for the same period last year, a $3.8 million or 22.9% increase. Net interest margin in the third quarter of 2002 was 3.47% compared to 2.91% a year ago, a 56 basis point improvement. During 2001, the rapid decline in market interest rates reduced asset yield faster than we were able to reduce our funding costs. Net interest margin stabilized in the fourth quarter of 2001 and continued improving through the third quarter of 2002 as funds cost reductions took effect. Average asset yield decreased by 90 basis points from 7.09% for the same period in 2001 to 6.19% for 2002. However, the average cost of interest-bearing liabilities declined at a faster rate, declining by 163 basis points from 4.63% to 3.00% compared to the same period a year ago.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended September 30, 2002 and 2001 ($ in thousands):

	Three Months Ended September 30,

	2002			2001

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans	$1,463,764	$25,400	6.82%	$1,499,189	$29,402	7.77%
Securities	785,762	10,235	5.21	645,368	9,637	5.97
Interest bearing deposits in banks	14,208	32	0.89	7,409	68	3.62
FHLB stock	15,261	192	5.00	13,168	224	6.75
Federal funds sold	12,225	51	1.65	73,094	637	3.41

Total interest earning assets	2,291,220	35,910	6.19	2,238,228	39,968	7.09
Noninterest earning assets	166,832			132,128

Total assets	$2,458,052			$2,370,356

Interest bearing liabilities:
Interest checking	$191,453	$183	0.38%	$162,516	$195	0.48%
Money market	380,815	1,708	1.78	351,219	3,083	3.48
Savings	177,167	638	1.43	185,120	1,422	3.05
Time deposits	1,216,362	12,205	3.98	1,245,521	17,964	5.72
FHLB advances	53,440	361	2.68	4,026	45	4.47
Subordinated debt	29,315	536	7.32	29,199	534	7.31
Other borrowings	36,801	121	1.31	43,667	326	2.96

Total interest bearing liabilities	2,085,353	15,752	3.00	2,021,268	23,569	4.63

Noninterest bearing liabilities	193,352			169,701
Stockholders’ equity	179,347			179,387

Total liabilities and equity	$2,458,052			$2,370,356

Net interest income/net interest spread		$20,158	3.20%		$16,399	2.46%

Net interest margin			3.47%			2.91%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$25	$(4,027)	$(4,002)
Securities	1,287	(689)	598
Interest bearing deposits in banks	36	(72)	(36)
FHLB stock	32	(64)	(32)
Federal funds sold	(361)	(224)	(585)

Total change in interest income	1,019	(5,076)	(4,057)
Interest bearing liabilities:
Interest checking	31	(43)	(12)
Money market	241	(1,616)	(1,375)
Savings	(59)	(726)	(785)
Time deposits	(439)	(5,320)	(5,759)
FHLB advances	318	(2)	316
Subordinated debt	2	1	3
Other borrowings	(45)	(160)	(205)

Total change in interest expense	49	(7,866)	(7,817)

Total change in net interest income	$970	$2,790	$3,760

Noninterest Income

Noninterest income for the three months ended September 30, 2002, was $4.1 million compared with $5.6 million for the same period in 2001, a decrease of $1.5 million. In 2001, a $1.1 million gain was recorded on the sale of High LTV Loan servicing. Loan service fee revenue, which includes fees from servicing net of the amortization of loan servicing rights, declined $829,000. Early payoffs to the servicing portfolio increased significantly which reduced loan service fee revenues and required an accelerated amortization of capitalized loan servicing rights. This decrease was partially offset by gains on sales of loans and securities.

The following table reflects the components of noninterest income for the three months ended September 30, 2002 and 2001 ($ in thousands):

	Three Months Ended Sept. 30,

			Increase
	2002	2001	(Decrease)

Service charges on deposit accounts	$1,550	$1,768	$(218)
Loan service fees	(630)	199	(829)
Other loan fee income	651	569	82
Gains on sale of loans, net	459	185	274
Gain on sale of securities, net	1,592	951	641
Gain on trading assets, net	82	379	(297)
Other income	403	1,598	(1,195)

Total noninterest income	$4,107	$5,649	$(1,542)

Noninterest Expense

Total expenses for the third quarter of 2002 were $19.2 million compared with $19.3 million for the same period last year, a decrease of $41,000. Savings were realized in employee compensation and occupancy, a result of the Company’s ongoing Profit Improvement Program and from closure of underperforming branches. The net $656,000 increase in the loan collection costs and ORE expense line items were mainly due to costs associated with our largest nonperforming real estate property, a hotel in Wilmington, Delaware.

The following table reflects the components of noninterest expense for the three months ended September 30, 2002 and 2001 ($ in thousands):

	Three Months Ended Sept. 30,

			Increase
	2002	2001	(Decrease)

Salaries and benefits	$9,279	$9,919	$(640)
Net occupancy expense	3,254	3,510	(256)
Advertising and marketing	235	159	76
Data processing fees and services	1,587	1,824	(237)
Loan collection costs	(105)	530	(635)
Other operating expense	2,950	2,471	479
ORE expense, net of ORE income	1,323	32	1,291
Amortization of goodwill & premium on deposits	692	811	(119)

Total noninterest expense	$19,215	$19,256	$(41)

Comparison of Results of Operations for the Nine Months Ended September 30, 2002 and 2001

Overview

Net income for the first nine months ended September 30, was $4.3 million, or $0.37 per share, (on a diluted basis) for 2002, compared with income of $282,000, or $0.01 per share on the same basis, for the same period in 2001. The weighted average number of shares outstanding in 2002 does not include the shares that would be issued if the subordinated debentures had been converted to common stock. Although the average market price of the Company’s common stock exceeded the conversion price of the convertible subordinated debentures, the pro forma effect of conversion was antidilutive.

Analysis of Net Interest Income (see table on page 24)

Net interest income for the nine months ended September 30, 2002, was $58.9 million compared with $50.9 million for the same period last year, a $7.9 million or 15.66% increase. Net interest margin in the first nine months of 2002 was 3.37% compared to 2.97% a year ago, a 40 basis point improvement. Average asset yield decreased by 116 basis points from 7.46% for the same period in 2001 to 6.30% for 2002. The average cost of interest-bearing liabilities decreased by 175 basis points compared to the same period a year ago from 4.94% to 3.19%.

Noninterest Income

Noninterest income for the nine months ended September 30, 2002, was $10.7 million compared with $21.6 million for the same period in 2001, a decrease of $10.9 million. In 2001, noninterest income included a $4.5 million gain on the sale of branches. Loan service fees declined $2.8 million primarily from a reduction in the servicing portfolio through sale of servicing of High LTV Loans in 2001 and from increases in early payoffs on conventional and government mortgage servicing. This second factor reduced service fee revenue and required an accelerated amortization of capitalized mortgage servicing rights.

The following table reflects the components of noninterest income for the nine months ended September 30, 2002 and 2001 ($ in thousands):

	Nine Months Ended Sept. 30,

			Increase
	2002	2001	(Decrease)

Service charges on deposit accounts	$4,724	$5,661	$(937)
Loan service fees	(666)	2,183	(2,849)
Other loan fee income	1,973	2,732	(759)
Gains on sale of loans, net	1,088	539	549
Gain on sale of securities, net	1,990	1,586	404
Gain (loss) on trading assets, net	12	2,070	(2,058)
Gain on sale of branches	—	4,483	(4,483)
Other income	1,548	2,382	(834)

Total noninterest income	$10,669	$21,636	$(10,967)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the nine months ended September 30, 2002 and 2001 ($ in thousands):

	Nine Months Ended September 30,

	2002			2001

	Average		Average	Average		Average
Summary of Average Rates	Balance	Interest	Rate	Balance	Interest	Rate

Interest earning assets:
Loans	$1,451,407	$76,483	7.00%	$1,589,950	$96,992	8.11%
Securities	816,564	32,067	5.24	508,458	23,744	6.23
Interest bearing deposits in banks	14,358	100	0.93	7,533	261	4.63
FHLB stock	14,617	591	5.40	13,393	693	6.91
Federal funds sold	13,336	160	1.58	142,653	5,177	4.79

Total interest earning assets	2,310,282	109,401	6.30	2,261,987	126,867	7.46
Noninterest earning assets	167,605			136,623

Total assets	$2,477,887			$2,398,610

Interest bearing liabilities:
Interest checking	$190,978	$547	0.38%	$168,597	$655	0.52%
Money market	397,389	5,614	1.89	334,088	9,791	3.92
Savings	183,186	2,179	1.59	185,139	4,463	3.22
Time deposits	1,193,721	38,657	4.33	1,296,870	58,163	6.00
FHLB advances	85,013	1,557	2.45	1,860	71	5.11
Subordinated debt	29,303	1,609	7.32	22,396	1,227	7.30
Other borrowings	37,066	372	1.34	47,827	1,603	4.48

Total interest bearing liabilities	2,116,656	50,535	3.19	2,056,777	75,973	4.94

Noninterest bearing liabilities	186,689			165,445
Stockholders’ equity	174,542			176,388

Total liabilities and equity	$2,477,887			$2,398,610

Net interest income/net interest spread		$58,866	3.10%		$50,894	2.52%

Net interest margin			3.37%			2.97%

	Increase (Decrease) Due to

Changes in Net Interest Income	Volume	Rate	Total

Interest earning assets:
Loans	$(6,654)	$(13,854)	$(20,508)
Securities	10,837	(2,514)	8,323
Interest bearing deposits in banks	136	(297)	(161)
FHLB stock	59	(161)	(102)
Federal funds sold	(2,886)	(2,132)	(5,018)

Total change in interest income	1,492	(18,958)	(17,466)
Interest bearing liabilities:
Interest checking	79	(187)	(108)
Money market	1,598	(5,774)	(4,176)
Savings	(47)	(2,237)	(2,284)
Time deposits	(5,476)	(14,030)	(19,506)
FHLB advances	1,501	(16)	1,485
Subordinated debt	379	3	382
Other borrowings	(365)	(866)	(1,231)

Total change in interest expense	(2,331)	(23,107)	(25,438)

Total change in net interest income	$3,823	$4,149	$7,972

Noninterest Expense

Total expenses for the first nine months of 2002 were $55.8 million compared with $58.7 million for the same period last year, a decrease of $2.9 million or 5.02%. Salaries and benefits decreased $504,000 or 1.72%, as savings from reduced staffing in administrative and support areas offset costs from growing the loan and deposit production capabilities.

The following table reflects the components of noninterest expense for the nine months ended September 30, 2002 and 2001 ($ in thousands):

	For the Nine Months Ended September 30,

			Increase
	2002	2001	(Decrease)

Salaries and benefits	$28,861	$29,365	$(504)
Net occupancy expense	9,567	10,103	(536)
Advertising and marketing	704	1,338	(634)
Data processing fees and services	4,691	5,473	(782)
Loan collection costs	809	1,540	(731)
Other operating expense	8,228	7,847	381
ORE expense, net of ORE income	833	412	421
Amortization of goodwill & premium on deposits	2,075	2,638	(563)

Total noninterest expense	$55,768	$58,716	$(2,948)

Item 3.    INTEREST RATE RISK MANAGEMENT

The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. The Asset/Liability Management Committee (“ALCO”) meets at least quarterly to monitor interest rate risk in the loan, investment and liability portfolios.

Management uses simulation software to measure asset and liability duration and the sensitivity of projected net interest income to changes in interest rates. The simulation process takes into account the current contractual agreements with customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions in the future. Also considered are the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with projected prepayments and new business volumes. At September 30, 2002, the duration of the Company’s assets was 1.87 years while the duration of its liabilities and equity was 1.86 years.

The following table shows the effect that the indicated changes in interest rates would have on net interest income, projected for the next 12 months under a “static” interest rate scenario. Each change in interest rates is ramped pro rata over a 12 month time horizon. The resulting change in net interest income from the static interest rate projection provides one measure of sensitivity in relation to changing interest rates, given the assumptions used in this process.

The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12 month period, was as follows:

If interest rates:	Change-%

Increase 100 basis points	(0.12)%
Increase 200 basis points	(0.47)
Decrease 100 basis points	(0.66)
Decrease 200 basis points	(3.00)

Item 4.    Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed in the reports filed or submitted under the Act is (i) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in nor were there any necessary corrective actions regarding its internal controls or other factors that could significantly affect these controls.

Part II.     OTHER
INFORMATION

Item 1.    Legal Proceedings

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 6.    Exhibits and Report on Form 8-K

The following report on Form 8-K was filed during the quarter for which this report is filed:

Report on Form 8-K, dated August 8, 2002, filed August 14, 2002, - Announced the certification of the Chief Executive and Chief Financial officers pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Company’s report on Form 10-Q for the quarter ended June 30,2002.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date:	November 12, 2002	By:	/s/ William R. Klich

William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	November 12, 2002	By:	/s/ William R. Falzone

William R. Falzone Treasurer (principal financial and accounting officer)

SECTION 302 CERTIFICATION

I, William R. Klich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPUBLIC BANCSHARES, INC.

Date:	November 12, 2002	By:	/s/ William R. Klich

William R. Klich, Chief Executive Officer

SECTION 302 CERTIFICATION

I, William R. Falzone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

REPUBLIC BANCSHARES, INC.

Date:	November 12, 2002	By:	/s/ William R. Falzone

William R. Falzone, V.P. & Treasurer