Form 10-K
period 2002-12-31
REPUBLIC BANCSHARES INC
filed 2003-03-18
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT to SECTION 13 or 15(d)

of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2002

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

Title of each Class
Common Stock, par value $2.00

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant was approximately $227.4 million on March 13, 2003. As of March 13, 2003, there were 11,428,459 shares of the Registrant’s Common Stock, par value $2.00 per share, issued and outstanding. No shares of preferred stock were outstanding at December 31, 2002.

Portions of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. BUSINESS

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning events, many of which, by their nature, are inherently uncertain and outside of our control. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings in future periods, include many factors that are beyond our ability to control or estimate precisely. Some of those factors include: the adequacy of our loan loss allowance; the outcome of pending litigation; our ability to recover any or all of the claim under our Financial Institution Bond; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in this annual report, we do not intend to review or revise any particular forward-looking statement referenced herein.

Background and Prior Operating History

Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (as amended). We conduct business mainly through our banking subsidiary, Republic Bank (the “Bank”), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida, and provide a broad range of traditional commercial banking services. At December 31, 2002, our branch network consisted of 71 branches throughout Florida and our consolidated assets totaled $2.5 billion. Loans, including loans held for sale, totaled $1.5 billion, deposits were $2.1 billion and stockholders’ equity was $183.7 million. The Bank’s activities are regulated by the Florida Department of Banking and Finance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).

We became a publicly-traded company in December 1994. During the latter part of 1994 and throughout 1995, the Bank increased its retail banking presence on the west coast of Florida, opening new branches. We also converted to a holding company structure in 1996. During 1997 and 1998, we further expanded our retail banking franchise via acquisition of Firstate Financial, F.A., a thrift institution headquartered in Orlando, Florida and F.F.O. Financial Group, Inc. (“FFO”), St. Cloud, Florida, the holding company parent of First Federal Savings and Loan Association of Osceola County.

In 1998, we acquired seven branch offices and their related loans and deposits from BankAmerica, all of which were located in Florida. We also acquired an additional BankAmerica branch located in Brunswick, Georgia, which has since been sold. Also in 1998, we purchased a branch office and its deposits in Deerfield Beach (Broward County), Florida from the Dime Savings Bank, F.S.B. In a separate transaction during 1998, we purchased three branches and leased 22 branches from BankAmerica that had been closed in connection with their acquisition of Barnett Banks, N.A. No deposits or loans were included in this transaction.

In the fourth quarter of 1998 we acquired Bankers Savings Bank, F.S.B., Coral Gables, Florida, and Lochaven Federal Savings and Loan Association, Orlando, Florida, in stock-for-stock transactions. Their operations and branch offices were merged into the Bank. At the close of 1998, our branch network numbered 62 branch offices.

In 1996, a mortgage banking operation was initiated that placed an emphasis on non-traditional mortgage products. Losses from that operation in 1998 caused us to cease those activities. All out-of-state loan production offices were closed and we discontinued the telemarketing efforts that were the source of the majority of the loan originations by that mortgage banking unit. At year-end 1998, a restructuring charge of $6.7 million was recorded, primarily for severance benefits payable to mortgage banking employees whose positions were eliminated.

In March 2000, the board of directors of the Company and the Bank announced the appointment of Mr. William R. Klich as President and Chief Executive Officer of the Company and the Bank. Mr. Klich became Chairman of the Bank in 2002 with the hiring of Mr. Ken Coppedge as President and Chief Operating Officer of the Bank. Since Mr. Klich’s hiring, a new business strategy has been implemented that focuses on these strategic initiatives:

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

Market Area

Our primary market area consists of: (1) central Florida and Florida’s middle and lower west coast; (2) Palm Beach and Broward counties on the east coast of Florida, and; (3) Monroe County, the Florida Keys. We believe our market area is economically strong and adequately provides for future growth opportunities for both assets and deposits.

As of December 31, 2002, we operated 71 full-service branches in 17 counties throughout Florida, a highly competitive state for financial services of all kinds. Consumers can choose from a wide range of suppliers of credit and deposit products, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions and through alternative delivery channels such as the Internet.

We ranked 18th among all depository institutions in the state of Florida in terms of deposits held as of June 2002, the latest date for which comparable data is available. As the following table indicates, market share ranges from to 9.1% in Osceola County to 0.1% in Hillsborough County.

Branch Deposits in Florida by County

($ in thousands)

	At December 31, 2002		As of June 30, 2002
	Number of Branch Offices	Republic Deposits	Republic Deposits	Florida Total	Market Share
Brevard	5	$177,926	$172,163	$4,947,118	3.48%
Broward	9	261,168	265,700	25,628,553	1.04
Collier	1	29,275	35,525	5,844,144	0.61
Hernando	1	35,869	33,586	2,000,000	1.68
Hillsborough	3	22,793	16,459	11,743,703	0.14
Lee	1	17,751	20,067	6,706,129	0.30
Manatee	6	166,537	174,862	3,482,846	5.02
Marion	3	71,852	70,312	2,928,964	2.40
Monroe	4	105,340	98,432	1,504,844	6.54
Orange	3	60,816	58,674	12,476,822	0.47
Osceola	4	124,094	124,674	1,370,102	9.10
Palm Beach	4	92,666	78,465	24,321,646	0.32
Pasco	3	73,915	77,965	4,225,363	1.85
Pinellas	18	681,706	697,946	15,189,821	4.59
Sarasota	4	95,971	90,308	7,878,590	1.15
Seminole	1	32,685	28,451	3,686,984	0.77
Volusia	1	19,352	15,311	5,916,639	0.26

Total	71	$2,069,716	$2,058,900	$139,852,268	1.47%

Lending Activities

We originate a full range of traditional lending products for our portfolio, using conservative underwriting guidelines that were revamped in 2000. Under our business plan, residential loan originations are made in our Florida markets using strong underwriting standards. Commercial real estate lending is an important line of business with this product line also focused on borrowers within Florida. We have implemented a program for development of our commercial lending products to small and medium-sized businesses and high net worth individuals and origination of consumer lending products, primarily home equity loans. For 2002, loan originations from all product types totaled $791.4 million. Of this amount, originations of commercial real estate and commercial (business) loans totaled $265.9 million, consumer loan originations (primarily home equity loans) totaled $213.0 million and residential loan originations were $312.5 million. Mortgage warehouse lending, origination of subprime first lien loans and origination of second lien High LTV Loans have been discontinued. The balances of these loan products remaining in our loan portfolio now comprise 3.7% of total loans. The remaining amount of all types of loans outside Florida in our portfolio is also significantly less than in prior years and now comprises 7.6% of total loans.

The following tables show information about our loan portfolio by collateral type, based on total dollars and percent of portfolio, as of the dates indicated ($ in thousands):

Based on total dollars:	At December 31,
	2002	2001	2000	1999	1998
Real estate mortgage loans:
One-to-four family residential	$382,592	$432,803	$641,557	$720,184	$738,489
Commercial real estate	548,502	498,013	555,081	587,625	510,212
Home equity loans	288,142	217,726	137,845	118,737	104,803
Multifamily residential	38,750	62,565	85,338	80,212	92,209
Subprime mortgages	33,672	50,743	65,662	79,562	72,980
Warehouse lines of credit	118	718	39,835	96,873	132,973
High LTV loans	20,729	29,275	37,894	92,584	116,764

Total real estate mortgage loans	1,312,505	1,291,843	1,563,212	1,775,777	1,768,430
Commercial (business) loans	145,264	108,453	124,699	90,378	84,002
Consumer loans and other loans	18,100	20,715	23,431	23,737	43,857

Total portfolio loans	1,475,869	1,421,011	1,711,342	1,889,892	1,896,289
Allowance for loan losses	(27,987)	(31,997)	(33,462)	(28,177)	(28,077)

Portfolio loans, net of allowance	1,447,882	1,389,014	1,677,880	1,861,715	1,868,212
Loans held for sale	37,416	—	—	—	184,176

Total loans	$1,485,298	$1,389,014	$1,677,880	$1,861,715	$2,052,388

Based on percent of portfolio:	At December 31,
	2002	2001	2000	1999	1998
Real estate mortgage loans:
One-to-four family residential	25.92%	30.46%	37.49%	38.11%	38.94%
Commercial real estate	37.16	35.05	32.43	31.09	26.91
Home equity loans	19.52	15.32	8.05	6.28	5.53
Multifamily residential	2.63	4.40	4.99	4.24	4.86
Subprime mortgages	2.28	3.57	3.84	4.21	3.85
Warehouse lines of credit	0.01	0.05	2.33	5.13	7.01
High LTV loans	1.41	2.06	2.21	4.90	6.16

Total real estate mortgage loans	88.93	90.91	91.34	93.96	93.26
Commercial (business) loans	9.84	7.63	7.29	4.78	4.43
Consumer loans and other loans	1.23	1.46	1.37	1.26	2.31

Total portfolio loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturities of our real estate secured loans at December 31, 2002 and 2001. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This table also shows the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics ($ in thousands):

	December 31, 2002		December 31, 2001
	Real Estate	Commercial	Real Estate	Commercial
Type of loan:
Amounts due:
One year or less	$166,631	$74,389	$263,424	$41,717
After one through five years	222,134	62,305	180,231	56,856
More than five years	961,168	8,570	848,188	9,880

Total	$1,349,933	$145,264	$1,291,843	$108,453

Interest rate characteristics for amounts due after one year:
Adjustable rate	$163,774	$46,756	$574,317	$44,941
Fixed rate	1,019,528	24,119	454,230	21,795

Total	$1,183,302	$70,875	$1,028,547	$66,736

The composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

	December 31,
	2002		2001
	Amount	Percent of total	Amount	Percent of total
State
Florida	$1,398,830	92.44%	$1,135,535	79.91%
New England	26,583	1.76	70,557	4.97
Georgia	9,530	0.63	32,536	2.29
California	12,806	0.85	28,621	2.01
Texas	3,493	0.23	17,522	1.23
All other	62,043	4.09	136,240	9.59

Total	$1,513,285	100.00%	$1,421,011	100.00%

Credit Administration

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

Our real estate loan portfolio is comprised of extensions of credit secured by real estate mortgages on permanent properties, and loans made for the purpose of financing the construction of buildings or other improvements to real estate. Using applicable regulatory guidelines as our basis, we have adopted comprehensive, written real estate lending policies that we believe are consistent with safe and sound banking practices. These lending policies reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking agencies in December 1992, which set forth standards for real estate lending.

Our lending policy addresses loan-to-value (“LTV”) limits, loan administration procedures, underwriting standards, portfolio diversification standards and documentation, approval and reporting requirements. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value or purchase price of the property at the time the credit is originated, has been established for each real estate category. Our policy, subject to certain approval exceptions, establishes, among other things, the following maximum LTV limits: raw land (60%); land development (75%); construction (commercial, multifamily and non-residential)—(80%) and improved property (60%-85%, depending on collateral type). Loans on one-to-four family residential (owner occupied) mortgages where the LTV exceeds 95% are not made, and any LTV ratio in excess of 80% generally requires appropriate insurance or additional security from readily marketable collateral. Our commercial (business) lending is based on a strategy of extending credit to the Florida business community, with commercial loans being made to small and medium-sized businesses and high net worth individuals with satisfactory cash flows. The board of directors reviews and approves our lending policies at least annually.

Asset Quality

Allowance/Provision for Loan Losses

The allowance for loan losses represents our estimate of an amount adequate to provide for probable losses inherent in the loan portfolio based on our historical data and the current status of the loan portfolio, including an estimate of losses on loans designated as impaired. Included among the factors used to establish the allowance are current economic conditions in the markets where we operate, trends in the credit quality of particular loans or classes of loans, loan volumes and concentrations, seasoning of the loan portfolio, findings of internal loan examinations and results from external bank regulatory examinations.

We conduct an ongoing evaluation and grading of the loan portfolio according to an eight-point rating system. The loan ratings serve as a guideline in assessing the risk level of a particular loan and provide a basis for the estimation of the overall allowance necessary based on historical experience. The Bank’s Loan Review Department independently rates loans and, no less than quarterly, meets with senior management and the loan officers to discuss all loans that have been identified as potential credit quality problems. The Loan Review Department reports its findings to the Directors’ Audit Committee to ensure independence of the loan grading function.

Our loan loss allowance is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and, (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies.” A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Larger impaired credits that are measured according to SFAS No. 114 have been defined by us to include loans classified in the substandard, doubtful and in selected cases, special mention risk grades where the borrower relationship equals or exceeds $500,000. These loss estimates are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. Loans for which individual impairment loss estimates are provided are excluded from the general allowance calculations to prevent duplication.

The allowance on loans made by us that are outside the scope of SFAS No. 114 and are measured according to SFAS No. 5 is often referred to as the general allowance. Loans in this category include commercial (business) and commercial real estate loans that are performing or have been assigned a grade superior to substandard and large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment) regardless of risk grade.

We believe that our loan loss allowance policy is consistent with generally accepted accounting principles and with policies established by federal and state regulatory agencies. Also, we have determined that the level of our allowance is appropriate in light of our historical loss experience. While management uses the best information available in establishing the appropriate amount of the allowance, future adjustments to the allowance or the methodology used in its determination may be necessary if economic conditions change materially from the assumptions used in making the current estimate of the allowance. Adjustments to the original estimates, if necessary, are made in the period in which it is determined that loss levels may vary from those initial estimates.

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above to the loan portfolios based on the underlying purpose of the loans. This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans. The allocation of our loan portfolio, calculated using a consistent methodology for 2002 and prior years and showing the allowance amount allocated and the percentage of loans to each category, is as follows ($ in thousands):

	2002		2001		2000		1999		1998
	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category
Residential	$2,255	28%	$4,106	34%	$6,685	43%	$8,157	47%	$3,565	60%
Comm. real estate	18,297	40	15,486	39	13,624	38	6,744	35	10,600	22
Commercial	1,360	10	1,939	8	1,632	7	1,303	5	1,165	4
Consumer(1)	6,075	22	10,466	19	11,521	12	11,973	13	12,747	14

Total	$27,987	100%	$31,997	100%	$33,462	100%	$28,177	100%	$28,077	100%

(1)	Includes real estate-secured home equity loans.

Loan loss allowance activity during 2002 included $9.4 million of loan charge-offs (net of recoveries) and a $5.4 million provision for loan losses. Activity during 2001 included a $16.2 million provision for loan losses, loan charge-offs (net of recoveries) of $17.0 million and $613,000 reallocated from the allowance to loan discounts. For further discussion related to the loan portfolio and related loan loss allowance see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Balance Sheets at December 31, 2002 and 2001”. The following table shows information concerning the activity in the allowance for loan losses during the periods indicated ($ in thousands):

	Years Ended December 31,
	2002	2001	2000	1999	1998
Allowance at beginning of period	$31,997	$33,462	$28,177	$28,077	$22,023

Loan discount transfer	—	(613)	(389)	(195)	(4,303)

Charge-offs:
Residential first lien	(249)	(1,645)	(2,790)	(2,980)	(1,481)
Warehouse lines of credit	—	(6,695)	(5,077)	—	—
Commercial real estate/multifamily	(6,087)	(3,527)	(776)	(838)	(266)
Commercial (business)	(716)	(1,022)	(68)	(353)	(1,450)
High LTV	(2,387)	(2,991)	(6,413)	(5,357)	—
Home equity	(896)	(2,271)	(1,213)	(730)	—
Consumer and other loans	(645)	(700)	(469)	(865)	(1,197)

Total charge-offs	(10,980)	(18,851)	(16,806)	(11,123)	(4,394)

Recoveries:
Residential first lien	126	287	260	695	112
Warehouse lines of credit	—	227	51	—	—
Commercial real estate/multifamily	96	297	481	18	183
Commercial loans (business)	15	206	63	184	48
High LTV	497	536	764	301	—
Home equity	763	176	61	52	—
Consumer and other loans	123	120	100	245	147

Total recoveries	1,620	1,849	1,780	1,495	490

Net charge-offs	(9,360)	(17,002)	(15,026)	(9,628)	(3,904)
Provision for loan losses	5,350	16,150	20,700	9,923	14,261

Allowance at end of period	$27,987	$31,997	$33,462	$28,177	$28,077

Net charge-offs to average loans	0.64%	1.09%	0.82%	0.50%	0.22%

Nonperforming Assets

Nonperforming assets include: (1) loans which are 90 days or more past due; (2) loans which are less than 90 days past due but where sufficient doubt exists as to the possibility of collecting additional interest; and (3) other real estate (“ORE”) and other assets acquired in satisfaction of a loan. Nonperforming loans that are restructured and are current as to their revised terms remain in nonperforming status until there is sufficient payment history to warrant an upgrade to performing status.

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

Loans classified as nonaccrual totaled $22.2 million at December 31, 2002, compared with $46.2 million at December 31, 2001, a decrease of $24.0 million. At December 31, 2002 and 2001, we had nonperforming assets (including loans classified as non-accrual) of $39.0 million or 1.5% of total assets and $63.3 million or 2.6% of total assets, respectively. Accruing loans, which were 90 days past due amounted to $18,000 at December 31, 2002 and $12,000 at December 31, 2001, and primarily consisted of loans in process of renewal. For further discussion of fluctuations in nonperforming assets, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Balance Sheets at December 31, 2002 and 2001”.

The following table shows information regarding the components of nonperforming assets at the dates indicated ($ in thousands):

	At December 31,
	2002	2001	2000	1999	1998
Non-accrual loans:
One-to-four family residential	$4,685	$7,812	$9,808	$13,642	$19,579
Multifamily residential	—	231	—	—	183
Subprime mortgages	5,036	4,346	3,485	4,973	3,369
Warehouse lines of credit	118	718	3,029	868	—
High LTV loans	391	919	477	474	—
Commercial real estate	8,848	29,786	30,181	3,252	9,888
Commercial (business)	2,196	1,196	736	797	1,312
Home equity and consumer	931	1,189	1,680	973	1,261

Total nonaccrual loans	22,205	46,197	49,396	24,979	35,592
Other nonperforming receivables	—	178	639	736	1,010
ORE acquired through foreclosure	16,787	16,893	5,729	5,332	4,951
Accruing loans 90 days past due	18	12	1,209	171	1,232

Nonperforming assets	$39,010	$63,280	$56,973	$31,218	$42,785

Nonperforming loans to loans	1.51%	3.25%	2.96%	1.33%	1.94%
Nonperforming assets to total assets	1.54%	2.57%	2.33%	1.22%	1.71%

Other Real Estate

All ORE assets are recorded at the lower of cost or estimated fair market value, less selling costs, based on appraisal information that is updated when a property is taken into ORE and thereafter, when determined appropriate by management, but no less than annually.

The following table shows information regarding ORE balances, net of allowances, as of the dates indicated ($ in thousands):

	At December 31,
	2002	2001	2000	1999	1998
Residential houses	$1,590	$1,313	$2,559	$3,245	$2,258
Vacant land and lots	5	5	—	448	1,431
Commercial land developed for sale	14,341	14,233	243	—	890
Income-producing commercial buildings	—	1,342	1,522	1,190	310
Vacant commercial buildings	851	—	1,405	449	62

Total ORE	$16,787	$16,893	$5,729	$5,332	$4,951

ORE to total assets	0.66%	0.69%	0.23%	0.21%	0.20%

Troubled Debt Restructurings

In a troubled debt restructuring (“TDR”), the creditor allows the debtor certain concessions that would normally not be granted, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt.

The following table shows the amount of TDR’s included in the loan portfolio. All restructured loans were performing as agreed. ($ in thousands):

December 31,
2002	2001	2000	1999	1998
$720	$773	$1,500	$1,200	$411

Investment Activities

The investment portfolio serves a primary role in our balance sheet management. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and liquidity requirements. Florida statutes require that a specified minimum amount of liquid assets be maintained, such minimum based primarily on the level of deposits. At December 31, 2002 and throughout the year, the amount of liquid assets maintained exceeded the regulatory minimum. For further discussion of investment activities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparisons of Balance Sheets at December 31, 2002 and 2001” and Note 3 to the Consolidated Financial Statements—Securities”.

Sources of Funds

The Bank’s primary source of funds for lending, investment and other general business purposes are deposit accounts. We offer a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. In addition to deposits, another principal source of funds is loan repayments. If necessary, additional funding is available to the Bank by borrowing from the FHLB, which has been granted a blanket lien on our residential loan portfolio as collateral. We have not relied on brokered deposits in the past and do not foresee a need to do so in the future. To the extent that additional short-term financing is required, we intend to rely on repurchase agreements and other traditional money market sources of funding. The Company does not currently maintain any lines of credit. For additional discussion of asset/liability management policies and strategies see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management and Liquidity” and “Note 10. Other Borrowings”.

The following table shows the aggregate amounts of those accounts at December 31, 2002 ($ in thousands):

	Weighted Average Interest Rate	Amount	Percent of Total Deposits
Noninterest bearing	0.00%	$162,716	7.86%
Interest checking	0.40	204,743	9.89
Money market deposits	1.45	393,823	19.03
Savings deposits	1.21	180,435	8.72
Time deposits with original maturities of:
One year or less	3.27	706,395	34.13
Over one year through five years	4.23	421,604	20.37

Time deposits(1)	3.63	1,127,999	54.50

Total deposits	2.40%	$2,069,716	100.00%

(1)	Includes time deposits in amounts of $100,000 or more of $246.0 million or 11.9% of total deposits.

At December 31, 2002, scheduled maturities of all time deposits were as follows ($ in thousands):

Years ended December 31,	Amount	Percent of Total Time Deposits
2003	$706,395	62.62%
2004	322,721	28.61
2005	57,143	5.07
2006	13,816	1.22
2007	27,918	2.48
Thereafter	6	0.00

Total time deposits	$1,127,999	100.00%

At December 31, 2002, scheduled maturities of our time deposits that are $100,000 and greater were as follows ($ in thousands):

Amount
Less than three months	$35,668
Three through six months	118,393
Seven through twelve months	84,627
Over twelve months	7,288

Total time deposits greater than $100,000	$245,976

Employees

At December 31, 2002, we had 858 full-time equivalent employees, none of whom were represented by a union or other collective bargaining agreement.

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

Transactions with Affiliates

There are multiple restrictions on the extent to which the Company and any future non bank subsidiary can borrow or otherwise obtain credit from the Bank. There are also restrictions on the Bank’s purchase of, or investment in, the securities or other assets of the Company. In the event such transactions are permissible, they must be on the same terms and circumstances, including credit standards, that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliated companies.

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

The Bank, as a state-chartered commercial bank, is a member of BIF. However as part of the acquisitions the Bank has undertaken in the past, the Bank acquired deposits previously insured by the Savings Association Insurance Fund (the “SAIF”). Based on these acquisitions, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate notwithstanding its status as a BIF member. As of September 30, 2002, the most recent measurement date for assessment purposes, approximately 67.8% of the Bank’s deposits were treated as SAIF-insured deposits, with the remaining 32.2% of deposits being assessed at the BIF rate. Prior to enactment of the

Deposit Insurance Funds Act of 1996 (the “Funds Act”), only assessments against SAIF member institutions were available to pay interest on the so-called “FICO Bonds”, which were issued by the Financing Corporation (the “FICO”) in the late 1980’s to fund the resolution of troubled thrifts. The Funds Act shifted a portion of the FICO funding obligations to the BIF member institutions beginning in 1997. Through the end of 1999, the FICO assessment rate on BIF-assessable deposits was required by the statute to be one-fifth of the SAIF rate. Beginning January 1, 2000, the FDIC equalized the FICO assessment rates for members of both insurance funds at 0.0212 percent. In 2002, the Bank’s total FICO payment obligation was $176,000, $119,000 of which was attributable to the Bank’s SAIF-assessable deposits and the balance of which was attributable to its BIF-assessable deposits.

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve (for the Company), and the FDIC (for the Bank). The minimum capital requirements applicable to the Company and the Bank are essentially the same. Failure to meet capital guidelines could subject us to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on our business, including growth and dividend restrictions. Substantial additional restrictions can be imposed upon us if we fail to meet applicable capital requirements under the federal prompt corrective action regulations. As of December 31, 2002, the Bank’s capital ratios exceeded the minimum standards for a “well capitalized” bank, according to FDIC guidelines. For additional information regarding capital requirements applicable to the Company and the Bank and their compliance with such requirements see “Note 16. Regulatory Capital Requirements”.

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

As a Florida-chartered commercial bank, the Bank is subject to Florida statutes regarding payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required for dividend payment if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained profits (net income less any dividends paid) for that year and its retained net profits for the preceding two years. As of January 1, 2003, the Bank had a net retained profit for dividend payment purposes of $658,000. At December 31, 2002, the Company had unrestricted cash available for debt service payments of $8.5 million. The Company’s annual debt service payments total $4.7 million.

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

The FHLB makes advances to members in accordance with policies and procedures periodically established by the FHFB and the board of directors of the FHLB. Currently, outstanding advances from the FHLB are required to be secured by a member’s shares of stock in the FHLB and by certain types of mortgages and other assets. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB and the purpose of the borrowing. As of December 31, 2002, we had $172.2 million of outstanding advances from the FHLB with an unused credit line totaling $273.0 million.

Liquidity

Under Florida banking regulations, we are required to maintain a daily liquidity position equal to at least 15% of our total transaction accounts and eight percent of our total non-transaction accounts, less those deposits of public funds for which security has been pledged as provided by law. We may satisfy our liquidity requirements with cash on hand (including cash items in process of collection), deposits held with the Federal Reserve, demand deposits due from correspondent banks, federal funds sold, interest bearing deposits maturing in 31 days or less and the market value of certain unencumbered, rated, investment-grade securities and securities issued by Florida or any county, municipality of other political subdivision within the state. The Department and FDIC review our liquidity position as part of their examinations. If we fail to comply with the liquidity requirements, we generally may not further diminish liquidity either by making any new loans (other than by discounting or purchasing bills of exchange payable at sight) or by paying dividends. At December 31, 2002, using applicable Florida regulations, the Bank’s liquidity position was $862.5 million compared to a minimum position of $172.2 million.

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

Item 2. PROPERTIES

Currently, the Bank operates 71 full-service branch banking offices located in 17 Florida counties, of which 35 are leased and 36 are owned. Our branches have square footage ranging from 43,000 square feet to 1,230 square feet with lease expiration dates ranging from the year 2003 to 2022. Our executive offices are located at 111 Second Avenue N.E., Suite 300, St. Petersburg, Florida, 33701, where we lease approximately 45,000 square feet of space under a lease that expires in 2004. Our operations and servicing functions are conducted from a 77,000 square foot owned building located at 1400 66th Street N., St. Petersburg, Florida 33710. We have various options to renew leases at most of our branch locations. We also have six facilities that are not used for banking purposes, five of which are leased and one of which is owned. For further information regarding our lease obligations, see the Notes to Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

For information on pending litigation matters, see “Note 11 to the Consolidated Financial Statements—Credit Risk Concentration, Off-Balance Sheet Risk, Commitment and Contingencies”.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our common stock is currently traded on the NASDAQ National Market under the symbol “REPB”. The table below shows, the high, low and closing bid information for the common stock as regularly quoted for the periods indicated.

	High	Low	Closing
Quarter ended March 31, 2001	$13.75	$9.50	$12.00
Quarter ended June 30, 2001	16.88	11.75	16.88
Quarter ended September 30, 2001	18.90	15.67	16.97
Quarter ended December 31, 2001	17.00	11.78	13.00
Quarter ended March 31, 2002	17.45	13.00	17.12
Quarter ended June 30, 2002	20.48	17.17	20.17
Quarter ended September 30, 2002	21.20	18.58	19.44
Quarter ended December 31, 2002	20.25	19.13	19.65

These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

Stockholders and Dividends

As of December 31, 2002, there were approximately 2,599 beneficial owners of our common stock. To date, the Company has not paid dividends on its common stock. (See “Note 14 to the Consolidated Financial Statements-Stockholders’ Equity”).

Equity Compensation Plan Information

For information regarding the Company’s stock option and stock appreciation programs, see “Note 14 to the Consolidated Financial Statements, Stockholders’ Equity”.

Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The following selected consolidated financial and other information as of and for each of the years ended December 31, 1998 through 2002, were derived from the audited consolidated financial statements.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information presented elsewhere.

REPUBLIC BANCSHARES, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

($ in thousands, except share data)

	Years Ended December 31,
	2002	2001	2000	1999	1998
RESULTS OF OPERATIONS:
Interest income	$143,245	$165,348	$197,200	$190,763	$172,793
Interest expense	65,233	96,786	107,477	98,380	89,609

Net interest income	78,012	68,562	89,723	92,383	83,184
Loan loss provision	5,350	16,150	20,700	9,923	14,261

Net interest income after loan loss provision	72,662	52,412	69,023	82,460	68,923
Noninterest income	13,876	23,029	7,311	25,832	56,157
Noninterest expense	76,007	78,965	80,030	88,113	142,416

Income (loss) before income taxes and minority interest	10,531	(3,524)	(3,696)	20,179	(17,336)
Income tax expense (benefit)	4,068	(1,310)	(787)	7,800	(6,602)
Minority interest from subsidiary trust, net of tax	(1,684)	(1,684)	(1,689)	(1,687)	(1,687)

Net income (loss)	$4,779	$(3,898)	$(4,598)	$10,692	$(12,421)

Earnings (loss) per share—diluted	$0.42	$(0.37)	$(0.46)	$0.95	$(1.34)
Weighted average shares outstanding—diluted	11,465,809	10,955,118	10,555,941	11,299,902	9,286,813

BALANCE SHEET DATA (at period-end):
Total assets	$2,526,349	$2,459,344	$2,440,604	$2,566,026	$2,505,117
Securities	827,923	834,066	406,957	453,008	129,783
Loans	1,513,285	1,421,011	1,711,342	1,889,892	2,080,465
Nonperforming assets	39,010	63,280	56,973	31,218	42,785
Allowance for loan losses	27,987	31,997	33,462	28,177	28,077
Deposits	2,069,716	2,130,344	2,157,817	2,293,209	2,187,412
Stockholders’ equity	183,684	172,037	172,341	170,245	163,597
Book value per share (dollars)	16.12	15.18	15.24	15.06	14.77
Tangible book value per share (dollars)	15.02	13.92	13.54	13.12	12.55

SELECTED OPERATING RATIOS:
Return on average assets	0.19%	(0.16)%	(0.18)%	0.42%	(0.58)%
Return on average equity	2.72	(2.20)	(2.65)	6.39	(7.91)
Net interest margin	3.34	2.99	3.76	3.92	4.12
Operating efficiency ratio	78.35	81.33	77.83	71.42	70.12
Loan loss allowance to portfolio loans	1.90	2.25	1.96	1.49	1.48
Loan loss allowance to nonperforming loans	125.94	69.24	66.12	112.04	76.25

CAPITAL RATIOS:
Equity to assets	7.27	6.99	7.06	6.63	6.53
Equity & minority interest to assets	8.41	8.16	8.24	7.75	7.68
Regulatory ratios—Bank:
Tier 1 (leverage)	8.17	7.94	7.18	6.78	6.66
Tier 1 to risk-assets	12.81	13.11	11.69	10.33	9.27
Total capital	14.09	14.39	12.94	11.63	10.56
Regulatory ratios – Company
Tier 1 (leverage)	7.37	7.21	6.30	6.02	5.49
Tier 1 to risk-assets	11.58	11.90	10.27	9.17	7.72
Total capital	14.70	15.17	12.69	11.53	9.01

OTHER DATA (at period-end):
Number of branch banking offices	71	71	80	81	62
Number of full-time equivalent employees	858	896	995	1,000	1,733

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our critical accounting policies, balance sheets, statements of operations, off-balance sheet arrangements and aggregate contractual obligations should be read in conjunction with “Item 6. Selected Consolidated Financial and Other Information”, the consolidated financial statements and the related notes included elsewhere therein.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission, advises all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods we employ. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies, the following involve a higher degree of judgment and complexity. Republic’s management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors.

Fair Value. Certain financial instruments are recorded at fair value, or, in the case of loan servicing rights and loans held for sale, at the lower of amortized cost or fair value. Unrealized gains and losses may be reflected in results of operations or as an adjustment to equity accounts as applicable. The preferred method of determining fair value is through use of listed market prices, where possible, and we utilize those market quotes whenever available. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, our estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value. The amount of assets on our balance sheet valued using pricing models comprises less than 1% of total assets but the fluctuation in fair value caused by relatively minor changes in the underlying assumptions could result in a material change in the results of operations. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities” and “Note 4. MSRs and Excess Servicing Interest-Only Strips.”

Transfers of Financial Assets. From time to time we may engage in securitization activities. Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This is a replacement of the Financial Accounting Standards Board (“FASB”) Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. We recognize any interests in the transferred assets and any liabilities incurred in securitization transactions on the consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3 to the Consolidated Financial Statements—Securities” and “Note 4 to the Consolidated Financial Statements—MSRs and Excess Servicing Interest-Only Strips”.

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses which is made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses represents Republic’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 2 and Note 6 in the notes to our consolidated financial statements included elsewhere herein. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Our provision for loan losses in future periods may differ from provisions recorded during 2002.

Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide a valuation allowance, if required. Our deferred tax asset at December 31, 2002 totaled $17.6 million. The Company adopted the actual charge off method for recording loan loss provisions on our federal and state tax returns several years ago. Our allowance for loan losses, which totaled $28.0 million at the end of 2002, has resulted to a charge against earnings for financial reporting purposes but not for income tax purposes. This factor accounted for 55.1% of our deferred tax asset.

Years Ended December 31, 2002 and 2001

Comparison of Balance Sheets at December 31, 2002 and 2001

Overview

Our total assets were $2.5 billion at December 31, 2002, an increase of $67.0 million or 2.7% from the end of 2001. At year-end 2002, stockholders’ equity was $183.7 million and our stated book value was $16.12 per share.

Securities

Our securities portfolio is comprised primarily of mortgage-backed securities with an emphasis on securities with adjustable rate features. At December 31, 2002, securities totaled $827.9 million, compared to $834.1 million at December 31, 2001, a decrease of $6.2 million or 0.7%. At year-end 2002, the securities portfolio included 86.7% of securities that were adjustable rate and 13.3% that were fixed rate. Throughout 2002, we undertook a program to reduce interest rate risk in our available for sale portfolio, selling fixed rate securities and replacing them with adjustable rate securities. As a result, the duration of our securities portfolio at year-end 2002 was 1.37 years compared to 1.41 years at the end of 2001, based on prevailing expectations for mortgage prepayments at both dates. At year-end 2002, $820.1 million of securities were classified as available for sale, none were in the held to maturity category and $7.8 million were trading assets. During 2002, we transferred securities in the held to maturity category, all of which were fixed rate, into the available for sale category to permit sale at a later date. At December 31, 2001, $792.7 million of securities were classified as available for sale, $21.5 million were in the held to maturity category and $19.9 million were trading assets.

The market values assigned to the available for sale portfolio were derived using market quotations at period end. Unrealized market valuation gains and losses on those securities were recorded as a separate component of shareholders’ equity, net of deferred income taxes. Securities in the held to maturity portfolio, if any, were carried at amortized cost. Trading assets were carried at current market values with any resulting adjustment reflected in current earnings.

Included in the trading asset category at year-end 2002 were several investments acquired in prior years, including: (1) $6.2 million in overcollateralization and residual interests in cash flows from securitizations of High LTV Loans in December 1997 and June 1998; and (2) $1.6 million representing excess spread on mortgage servicing rights. A subordinate tranche in the June 1998 securitization had been held in the trading category at the end of 2001 but was sold during 2002. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets. For additional information on the assumptions used to value our trading assets, see Note 2, “Summary of Significant Accounting Policies” and Note 3 “Securities” in the “Notes to Consolidated Financial Statements”.

Loans

Management has placed an increased emphasis on commercial and consumer lending to improve the overall profitability of the loan portfolio and diversify risk. Mortgage lending for both residential and commercial real estate purposes continue to be important products for us under our conservative underwriting guidelines. The mix of our loan portfolio changed during 2002 with commercial and consumer loans comprising 31.2% of the total portfolio at the end of 2002 compared to 26.5% at the end of 2001. Residential and commercial real estate mortgages comprised 68.0% of the portfolio at December 31, 2002, down from 73.5% a year ago.

Following several periods of declining loan balances, loan growth was positive during 2002. Total loans, including loans held for sale, were $1.5 billion at December 31, 2002, compared to $1.4 billion at December 31, 2001, an increase of $92.3 million or 6.5%. Our portfolio of Florida loans amounted to $1.4 billion at year-end 2002, an increase of $263.3 million or 23.2% over $1.1 billion at the end of 2001. Loans to borrowers located outside the state of Florida declined substantially during 2002, falling $171.0 million or 59.9% from $285.5 million or 20.1% of total loans at the end of 2001 to $114.5 million or 7.6% at the end of 2002.

We sell all of our fixed rate residential mortgage originations in the secondary market to minimize interest rate risk and emphasize loan products with a short duration. The average duration of our loan portfolio at the end of 2002 was 1.46 years compared to 1.90 years at the end of 2001. Loans with adjustable rate features comprised $1.1 billion or 73.0% of the portfolio at December 31, 2002 compared to $904.6 million or 65.1% of the portfolio at the end of 2001.

Allowance for Loan Losses

The allowance for loan losses amounted to $28.0 million (1.9% of portfolio loans) at December 31, 2002, compared with $32.0 million (2.3% of portfolio loans) at December 31, 2001. The ratio of the allowance for loan losses to nonperforming loans was 125.9% compared to 69.2% at the end of 2001. During 2002 we recorded a $5.4 million provision for loan losses and charged-off $9.4 million of loans (net of recoveries). Charge-offs taken on two hotel loans comprised $2.3 million of this total. In addition, net loan losses were $1.9 million on High LTV Loans and $701,000 on commercial (business) loans. The net charge-off ratio during 2002 was 0.6% compared to 1.1% for 2001.

Nonperforming Assets

Nonperforming assets amounted to $39.0 million or 1.5% of total assets at December 31, 2002, compared with $63.3 million or 2.6% of total assets at December 31, 2001. Nonperforming loans totaled $22.2 million (or 1.5% of total loans) at December 31, 2002, a decrease of $24.0 million from December 31, 2001. Nonperforming one-to-four family residential mortgage loans decreased by $3.0 million, while commercial real estate nonperformers decreased $20.9 million. ORE decreased $106,000 from $16.9 million at December 31, 2001, to $16.8 million at December 31, 2002.

Our nonperforming assets at year-end 2002 included a hotel in Wilmington, Delaware that accounted for $12.4 million or 31.8% of our total nonperforming assets. Residential loans in various stages of foreclosure account for an additional 4.1% of our total nonperforming assets.

Deposits

Total deposits were $2.1 billion at December 31, 2002, a decrease of $60.6 million or 2.8% from the end of 2001. Certificates of deposit declined $78.7 million. Checking accounts (including non-retail deposits such as official checks) increased $27.2 million, while savings deposits decreased by $9.1 million. Management’s business plan includes, as one of the principal strategies, a reduction in the dependence on time deposits as a source of funds. The mix of total deposits improved during 2002 with time deposits declining to 54.5% of total deposits at year-end 2002, compared with 56.6% at the end of 2001. Transaction accounts, including checking and money market accounts, were 36.8% of total deposits and savings deposits were 8.7% of the total at year-end 2002 compared to 34.5% and 8.9%, respectively, at the end of 2001.

Stockholders’ Equity

Stockholders’ equity was $183.7 million at December 31, 2002, or 7.3% of total assets, compared to $172.0 million or 7.0% of total assets at December 31, 2001. At December 31, 2002, the Bank’s tier 1 (“leverage”) capital ratio was 8.2%, its tier 1 risk-based capital ratio was 12.8%, and its total risk-based capital ratio was 14.1%, all in excess of FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company were 7.4%, 11.6% and 14.7%.

Comparison of Results of Operations for the Year Ended December 31, 2002 and 2001

Overview

Net income for 2002 was $4.8 million or $0.42 per diluted share. For 2001, a net loss of $3.9 million or $0.37 per diluted share was incurred. Net interest income increased year over year by $9.5 million or 13.8% while non-interest expenses declined $3.0 million or 3.7%. Valuation adjustments in the fourth quarter of 2002 totaled $1.8 million on an after-tax basis, and included charges to reduce the carrying value of loan servicing rights and record an impairment loss on a lease obligation. These fourth quarter adjustments reduced per share earnings for the full year of 2002 by $0.16. In 2001, we recorded a $4.0 million writedown to our interest-only residual investments and a $5.9 million chargeoff of a warehouse line of credit to Greatstone, a defunct mortgage lender.

Analysis of Net Interest Income (see table on page 24)

Net interest margin, the difference between the yield on earning assets and the cost of funds, including noninterest-bearing sources, was 3.3% for 2002 compared to 3.0% for 2001. Net interest income increased $9.5 million during 2002 with $4.4 million of the improvement coming from an increased net interest margin and $5.1 million from an increase in net interest-earning assets and a more favorable asset mix. On a quarterly basis throughout 2002, net interest margin recovered after sustaining successive declines throughout 2001. The continuing decline in interest rates that began in early 2001 and continued throughout 2002 was the major factor that caused a drop in asset yield from 7.3% for 2001 to 6.2% for 2002. However, funds costs declined during 2002 at a faster rate than the decline in asset yield, dropping 62 basis points from 4.7% to 3.1%. This factor is due in large part to management’s strategy to change the mix in interest-bearing deposits to emphasize interest checking, savings and money market accounts and to reduce the dependence on time deposits. The percent of interest checking, savings and money market deposits increased to 39.3% of average interest-bearing deposits during 2002 from 35.5% for 2001 with the time deposit percentage falling from 64.5% to 60.7%.

Noninterest Income

Noninterest income for the year ended December 31, 2002, was $13.9 million compared with $23.0 million for the same period in 2001, a decrease of $9.1 million. Service charges on deposit accounts declined, primarily due to sale of branches in 2001 and reduced transaction volumes. Loan service fee income in 2002 was reduced by the high level of repayments to the loan servicing portfolio, which required an increased level of amortization of servicing rights, and by a $1.2 million valuation allowance recorded to account for the decline in value of the servicing portfolio. Gains on sale of new loan production increased over 2001 by $1.0 million as originations of fixed rate residential loans held for sale increased substantially. During 2001, noninterest income included $4.5 million of gains on sale of branch deposits and a $1.1 million gain on the sale of High LTV Loan servicing rights. The following table reflects the components of noninterest income for the years ended December 31, 2002 and 2001 ($ in thousands):

	For the Years Ended December 31,
	2002	2001	Increase (Decrease)
Service charges on deposit accounts	$6,285	$7,714	$(1,429)
Loan service fees	(1,955)	2,208	(4,163)
Other loan fee income	2,673	3,689	(1,016)
Gain on sale of loans, net	2,040	1,015	1,025
Gain (loss) on sale of investments	2,980	5,299	(2,319)
Trading loss on residuals	(87)	(4,032)	3,945
Gain on sale of branch deposits	—	4,483	(4,483)
Other income	1,940	2,653	(713)

Total noninterest income	$13,876	$23,029	$(9,153)

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2002 and 2001 ($ in thousands; nontaxable loans and securities are not significant):

	Years Ended December 31,
	2002			2001
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,468,583	$101,214	6.85%	$1,554,848	$124,015	7.93%
Securities	810,333	40,921	5.05	577,161	34,712	6.01
FHLB stock	14,779	783	5.30	13,336	901	6.75
Federal funds sold & deposits in bank	27,352	327	1.20	125,657	5,720	4.50

Total interest earning assets	2,321,047	143,245	6.15	2,271,002	165,348	7.25
Noninterest earning assets	166,679			142,211

Total assets	$2,487,726			$2,413,213

Interest bearing liabilities:
Interest checking	$193,503	$743	0.38%	$169,699	$846	0.50%
Money market	395,300	7,205	1.82	346,902	12,152	3.50
Savings	181,480	2,774	1.53	185,812	5,519	2.97
Time deposits	1,190,722	49,744	4.18	1,277,733	74,279	5.81
FHLB advances	95,287	2,161	2.27	13,260	426	3.21
Subordinated debt	29,309	2,145	7.32	24,110	1,761	7.30
Other holding company debt	—	—	—	3,805	454	11.89
Other borrowings	36,182	461	1.27	44,202	1,349	3.05

Total interest bearing liabilities	2,121,783	65,232	3.07	2,065,523	96,786	4.69
Noninterest bearing liabilities	189,969			176,750
Stockholders’ equity	175,974			170,940

Total liabilities and equity	$2,487,726	—		$2,413,213	—

Net interest income/net interest spread		$78,012	3.07%		$68,562	2.56%

Net interest margin			3.34%			2.99%

	Increase (Decrease) Due to:

	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$(4,791)	$(18,010)	$(22,801)
Securities	10,197	(3,988)	6,209
FHLB stock	90	(208)	(118)
Federal funds sold & deposits in banks	(2,846)	(2,547)	(5,393)

Total change in interest income	2,650	(24,753)	(22,103)
Interest bearing liabilities:
Interest checking	108	(211)	(103)
Money market	1,512	(6,460)	(4,948)
Savings	(126)	(2,618)	(2,744)
Time deposits	(5,629)	(18,906)	(24,535)
FHLB advances	1,751	(16)	1,735
Subordinated debt	381	4	385
Other holding company debt	(227)	(227)	(454)
Other borrowings	(211)	(678)	(889)

Total change in interest expense	(2,441)	(29,112)	(31,553)

Total change in net interest income	$5,091	$4,359	$9,450

Noninterest Expense

Total noninterest expenses for the year ended December 31, 2002, were $76.0 million, compared with $78.9 million for the same period in 2001, a decrease of $2.9 million. Operating expenses for the year ended December 31, 2002, included in the noninterest expense total, were $72.0 million, compared with $74.5 million for the same period in 2001, a decrease of $2.5 million.

The following table reflects the components of noninterest expense for the years ended December 31, 2002 and 2001 ($ in thousands):

	For the Years Ended December 31,
	2002	2001	Increase (Decrease)
Salaries and benefits	$38,164	$38,557	$(393)
Net occupancy expense	14,474	13,362	1,112
Advertising and marketing	888	1,640	(752)
Data processing fees and services	6,289	7,387	(1,098)
Loan collection/repossession costs	1,035	2,016	(981)
FDIC and state assessments	656	687	(31)
Telephone expense	1,259	1,626	(367)
Postage and supplies	2,511	2,665	(154)
Legal and professional	1,235	1,426	(191)
Other operating expense	5,483	5,128	355

Total operating expenses	71,994	74,494	(2,500)
ORE (income) expense, net of ORE income	(454)	750	(1,204)
Provision for losses on ORE	1,700	272	1,428
Amortization of goodwill & premium on deposits	2,767	3,449	(682)

Total noninterest expense	$76,007	$78,965	$(2,958)

Years Ended December 31, 2001 and 2000

Comparison of Balance Sheets at December 31, 2001 and 2000

Overview

Total assets were $2.5 billion at December 31, 2001, an increase of $18.7 million or 0.8% over 2000. During 2001, we undertook a strategy to sell branch offices in areas outside our desired market area, which reduced asset growth. Excluding those branch sales transactions, total assets would have increased by $132.9 million.

Securities

During 2001, loan repayments, primarily from discontinued loan products, were substantial and the additional liquidity from loan runoff was invested in mortgage securities. Our securities portfolio grew from $407.0 million at the end of 2000 to $834.1 million at the end of 2001, an increase of $427.1 million or 104.9%. At December 31, 2001, $792.7 million of securities were classified as available for sale, $21.5 million were classified as held to maturity and $19.9 million were trading assets, all of which were mortgage-related securities. Included in the trading asset category were a $10.9 million subordinate tranche purchased from a securitization of High LTV Loans in June 1998 which was sold in 2002; $5.8 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans; and $3.2 million of excess spread on mortgage servicing rights.

At the end of 2001 an adjustment was made to the valuation assumption of expected cumulative losses on each securitization (expressed as total lifetime losses as a percent of the original balance of loans in the securitization). The cumulative loss factor for the securitization completed in December 1997 was increased from an original estimate of 9.6% to 19.4%. The cumulative loss factor for the securitization completed in June 1998 was increased from an original estimate of 10.7% to 18.4%. As a result of that increase in expected future losses, a trading loss of $4.0 million was recorded for 2001.

Loans

Total loans were $1.4 billion at December 31, 2001, compared to $1.7 billion for the same period in 2000, a decrease of $290.3 million or 17.0%. The decrease was due to payoffs of discontinued loan products, sales of loans to fund branch deposit sales and to the overall rapid decline in interest rates, which caused loan prepayments to rise.

Residential loans declined by $177.2 million, commercial real estate loans declined $115.2 million and commercial (business) loans declined $16.2 million. Home equity loans originated through our retail banking branch network increased $65.1 million. Overall, loans made to borrowers in Florida declined by $157.7 million or 12.1% while loans outside Florida declined by $132.6 million or 31.7%.

Allowance for Loan Losses

The allowance for loan losses amounted to $32.0 million (2.3% of portfolio loans) at December 31, 2001, compared with $33.5 million (2.0% of portfolio loans) at December 31, 2000. At December 31, 2001, the ratio of the allowance for loan losses to nonperforming loans was 69.2% compared to 66.1% at the end of 2000. During 2001 we recorded a $16.2 million provision for loan losses. Other activity included $17.0 million of loan charge-offs (net of recoveries) and $613,000 reallocated from the allowance to loan discount. Net chargeoffs for the year included losses of $2.5 million on High LTV Loans and $6.5 million from warehouse lines of credit, the latter including a $5.9 million charge on a warehouse line to a now-defunct warehouse lender. We also charged off $808,000 of residential loans and $2.1 million of home equity loans; both comprised primarily of loans originated in the 1997-98 timeframe.

Nonperforming Assets

Nonperforming assets amounted to $63.3 million or 2.6% of total assets, at December 31, 2001, compared with $57.0 million, or 2.3% of total assets, at December 31, 2000. Nonperforming loans totaled $46.2 million (or 3.3% of total loans) at the end of 2001, a decrease of $4.4 million from the prior year-end. Nonperforming one-to-four family residential mortgage loans decreased by $2.3 million, while nonperforming warehouse lines of credit and home equity loans decreased $3.0 million. ORE increased $11.2 million from $5.7 million at December 31, 2000 to $16.9 million at December 31, 2001. Our nonperforming assets at year-end 2001 included a hotel in Wilmington, Delaware and a residential development in Naples, Florida, which we took ownership of in 2001, that accounted for $26.2 million or 41.5% of our total nonperforming assets.

Deposits

Total deposits were $2.1 billion at December 31, 2001, compared to $2.2 billion at the prior year-end, a decrease of $27.5 million or 1.3%. The mix of total deposits during 2001 improved with time deposits reduced to 56.6% of total deposits at year-end 2001, compared with 62.5% at the end of 2000. Transaction accounts, including checking and money market accounts were 34.5% of total deposits and savings deposits were 8.9% at year-end 2001, compared to 28.2% and 9.3%, respectively, at the end of 2000. Overall, since year-end 2000, certificates of deposit declined $142.6 million of which $69.9 million were from the branch sales. Checking accounts (including non-retail deposits such as official checks) increased $27.1 million, while savings deposits declined by $10.3 million.

Stockholders’ Equity

Stockholders’ equity was $172.0 million at December 31, 2001, or 7.0% of total assets, compared to $172.3 million, or 7.1% of total assets, at December 31, 2000. At December 31, 2001, the Bank’s tier 1 (“leverage”) capital ratio was 7.9%, its tier 1 risk-based capital ratio was 13.1%, and its total risk based capital ratio was 14.4%, all in excess of FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company were 7.2%, 11.9% and 15.2%.

Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000

Overview

During 2001, we recorded a $4.0 million writedown to our interest-only residual investments and a $5.9 million charge-off of a warehouse line of credit to Greatstone, a defunct mortgage lender. Both items were major factors leading to a $3.9 million or $0.37 per share net loss for the full year of 2001.

Analysis of Net Interest Income (see table on page 28)

Net interest margin, the difference between the yield on earning assets and the cost of funds, including noninterest-bearing sources, was 3.0% for 2001 compared to 3.8% for 2000. On a quarterly basis throughout 2001, net interest margin fell to a yearly low of 2.9% in the third quarter of 2001 and then recovered to 3.1% in the fourth quarter. The changes in net interest margin throughout 2001 reflect the overall rapid decline in market interest rates that took place during the year. The repricing structure of the Company’s earning assets and interest bearing liabilities is “asset sensitive”, meaning that asset yield declines faster than funds costs during the first three to four months following a rate reduction. The series of consecutive rate cuts during 2001 lengthened the time needed to stabilize the net interest margin. Also contributing to the decline in net interest margin during 2001 was a change in asset mix with a higher percentage of earning assets invested in mortgage securities and a reduced amount of loans outstanding.

Noninterest Income

Noninterest income for the year ended December 31, 2001 was $23.0 million compared with $7.3 million for the same period in 2000, an increase of $15.7 million. Gains on sale of new loan production increased by $472,000 to $1.0 million and gains on sale of investments (primarily from securitization and sale of loans) were $5.3 million, a $5.1 million increase. Also during 2001, noninterest income included $4.5 million of gains on sale of branch deposits, a $1.1 million gain of the sale of High LTV Loan servicing rights and a $4.0 million trading loss or writedown on the interest-only residual investment. For 2000, a $13.5 million writedown to the interest-only residual investment was recorded. Loan service fee income in 2001 was reduced by the high level of repayments to the loan servicing portfolio, which required an increased level of amortization of servicing rights. The following table reflects the components of noninterest income for the years ended December 31, 2001 and 2000 ($ in thousands):

	For the Years Ended December 31,
	2001	2000	Increase (Decrease)
Service charges on deposit accounts	$7,714	$8,128	$(414)
Loan service fees	2,208	5,951	(3,743)
Other loan fee income	3,689	4,324	(635)
Gain on sale of loans, net	1,015	543	472
Gain on sale of securities, net	5,299	240	5,059
Net trading (loss)	(4,032)	(13,492)	9,460
Gain on sale of branch deposits	4,483	—	4,483
Other income	2,653	1,617	1,036

Total noninterest income	$23,029	$7,311	$15,718

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2001 and 2000 ($ in thousands). Nontaxable loans and securities are not significant:

	2001			2000
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,554,848	$124,015	7.93%	$1,840,150	$162,776	8.85%
Securities	577,161	34,712	6.01	439,658	27,757	6.31
FHLB stock	13,336	901	6.75	13,816	1,079	7.81
Federal funds sold & deposits in banks	125,657	5,720	4.50	87,237	5,476	6.27
Commercial paper	—	—	0.00	1,877	112	5.87

Total interest earning assets	2,271,002	165,348	7.25	2,382,738	197,200	8.27
Noninterest earning assets	142,211			145,625

Total assets	$2,413,213			$2,528,363

Interest bearing liabilities:
Interest checking	$169,699	$846	0.50%	$180,171	$1,396	0.77%
Money market	346,902	12,152	3.50	280,593	12,252	4.37
Savings	185,812	5,519	2.97	240,026	8,320	3.46
Time deposits	1,277,733	74,279	5.81	1,409,303	80,926	5.74
FHLB advances	13,260	426	3.21	1,188	81	6.85
Subordinated debt	24,110	1,761	7.30	14,690	1,062	7.23
Other holding company debt	3,805	454	11.89	11,660	1,135	9.72
Other borrowings	44,202	1,349	3.05	42,066	2,305	5.48

Total interest bearing liabilities	2,065,523	96,786	4.69	2,179,697	107,477	4.93
Noninterest bearing liabilities	176,750			176,479
Stockholders’ equity	170,940			172,187

Total liabilities and equity	$2,413,213	—		$2,528,363	—

Net interest income/net interest spread		$68,562	2.56%		$89,723	3.34%

Net interest margin			2.97%			3.76%

	Increase (Decrease) Due to
	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$(27,365)	$(11,396)	$(38,761)
Securities	8,105	(1,150)	6,955
FHLB stock	(38)	(140)	(178)
Federal funds sold & deposits in banks	1,994	(1,750)	244
Commercial paper	(56)	(56)	(112)

Total change in interest income	(17,360)	(14,492)	(31,852)
Interest bearing liabilities:
Interest checking	(81)	(469)	(550)
Money market	2,568	(2,668)	(100)
Savings	(1,908)	(893)	(2,801)
Time deposits	(7,397)	750	(6,647)
FHLB advances	406	(61)	345
Subordinated debt	689	10	699
Other holding company debt	(918)	237	(681)
Other borrowings	106	(1,062)	(956)

Total change in interest expense	(6,535)	(4,156)	(10,691)

Change in net interest income	$(10,825)	$(10,336)	$(21,161)

Noninterest Expense

Total noninterest expenses for 2001 were $78.9 million compared with $80.0 million for the same period in 2000, a decrease of $1.1 million. Operating expenses for 2001, included in the noninterest expense total, were $74.5 million, compared with $75.5 million for the same period in 2000, a decrease of $1.0 million. The following table reflects the components of noninterest expense for the years ended December 31, 2001 and 2000 ($ in thousands):

	For the Years Ended December 31,
	2001	2000	Increase (Decrease)
Salaries and benefits	$38,557	$37,456	$1,101
Net occupancy expense	13,362	13,646	(284)
Advertising and marketing	1,640	1,037	603
Data processing fees and services	7,387	8,279	(892)
Loan collection/repossession costs	2,016	1,574	442
FDIC and state assessments	687	979	(292)
Telephone expense	1,626	1,459	167
Postage and supplies	2,665	2,879	(214)
Legal and professional	1,426	1,892	(466)
Other operating expense	5,128	6,324	(1,196)

Total operating expenses	74,494	75,525	(1,031)
ORE (income) expense, net of ORE income	750	422	328
Provision for losses on ORE	272	225	47
Amortization of goodwill & premium on deposits	3,449	3,858	(409)

Total noninterest expense	$78,965	$80,030	$(1,065)

Selected Quarterly Financial Data

Selected unaudited quarterly financial information for the years ended December 31, 2002 and 2001 follows ($ in thousands except share data):

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$37,051	$36,438	$35,911	$33,845
Interest expense	18,183	16,599	15,753	14,698

Net interest income	18,868	19,839	20,158	19,147

Net income	1,246	1,403	1,606	524

Earnings per share-basic	0.11	0.13	0.14	0.05

Earnings per share-diluted	$0.11	$0.13	$0.14	$0.05

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$45,357	$41,542	$39,967	$38,482
Interest expense	27,193	25,210	23,569	20,814

Net interest income	18,164	16,332	16,398	17,668

Net income (loss)	1,636	1,691	(3,045)	(4,180)

Earnings (loss) per share-basic	0.15	0.15	(0.27)	(0.37)

Earnings (loss) per share-diluted	$0.14	$0.15	$(0.27)	$(0.37)

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Liquidity and Asset/Liability Management

Liquidity

Liquidity represents our ability to meet our continuing funding needs, primarily loan growth, deposit withdrawals, and scheduled repayment of borrowings. Primary sources of liquidity for the Bank include the deposit-gathering capacity of our retail banking network and borrowings from the FHLB. The Bank also has available to it secured borrowing lines utilizing our mortgage securities portfolio as collateral. The primary source of funds for the Company is dividends from the Bank which the Company relies on for its debt service obligations. At January 1, 2003, the Bank had a $658,000 surplus position for dividend payment purposes. The parent company also had $8.5 million of unrestricted cash available to it. Annual debt service requirements for the parent company are $4.7 million.

Statutory requirements of the State of Florida determine the amount of legal liquidity required to be held by the Bank. At December 31, 2002, the Bank’s liquidity ratio, calculated by dividing net cash and investments of $862.5 million by net deposits and short-term liabilities of $2.3 billion, was 37.5% as compared to 40.8% at December 31, 2001. Net liquid assets were $683.4 million in excess of the amount required by Florida statutes.

Asset/Liability Management

The primary objective of interest rate risk management is to minimize the effects that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios, including the timing of repricing of assets and liabilities and the optimum mix of assets and liabilities on the balance sheet. Management has formed an Asset/Liability Committee (“ALCO”) that meets periodically to monitor the loan, investment and liability portfolios and determine appropriate strategies to meet interest rate risk objectives. We manage interest rate risk primarily by changing the maturity distribution of our investment portfolio and emphasizing loan originations carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank may employ long-term fixed rate advances from the FHLB to improve the match between interest earning assets and interest bearing liabilities. The Bank does not currently utilize off-balance sheet hedging instruments such as interest rate swaps, caps, floors or other such financial derivatives but may do so in the future, subject to prior approval by the Board of Directors.

One traditional measure of the mismatch of assets maturing or re-pricing within certain periods, and liabilities maturing or re-pricing within the same period, is the “gap” for such period. Controlling the maturity or re-pricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. “Positive gap” occurs, during a specific time period, when more of an institution’s assets are scheduled to re-price than its liabilities, so that barring other factors affecting interest income and expense, in periods of falling interest rates the institution’s interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution’s interest income would increase more rapidly than its interest expense. “Negative gap” occurs when more of an institution’s liabilities are scheduled to re-price than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution’s interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution’s interest expense would decrease more rapidly than its interest income. In addition to the traditional “gap” measurement, management also relies on the measurement of the duration of the balance sheet. Duration is determined by calculating the weighted average of the terms of future cash flows, where the present values of the cash flows are the weights. This provides the effective term of a series of cash flows, comparable to the term of a zero coupon (single cash flow) instrument and is a measure of the price sensitivity of an instrument with the price of a longer term instrument being more sensitive than that of a shorter term instrument.

Our policy is to maintain a cumulative one-year gap of no more than plus or minus 15% of total assets. Also, it is our policy to limit interest rate risk over the entire range of maturities on the balance sheet by minimizing the difference between asset and liability/equity durations. We monitor our compliance with this policy through measurement of the sensitivity of changes in net interest income to changes in interest rates. Our policy guideline is to limit the change in net interest income over a one-year time horizon to no more than 15% of base net interest income, assuming a 200 basis point change in market interest rates ramped over the one-year period.

The cumulative one-year gap at December 31, 2002, was a positive $12.3 million, or a positive 0.5% (expressed as a percentage of total assets). At the end of 2001 the cumulative one-year gap was a negative $218.7 million or a negative 8.9% of total assets. Also at year-end 2002, the duration of our assets was 1.73 years while the duration of our liabilities and equity was 2.06 years. (A duration of 8.0 years was assigned to non-interest bearing assets, non-interest bearing liabilities and equity accounts).

At the end of 2001, asset duration was 2.06 years while liability/equity duration was 2.23 years.

The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 2002. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Certain decay rate assumptions have been used for those deposits without contractual maturities. Based on these assumptions, the interest rate sensitivity of our balance sheet at December 31, 2002 would be as follows ($ in thousands):

	0-3 months		4-12 months		1-5 Years		Over 5 Years
	Amount	Yield/ Rate	Amount	Yield/ Rate	Amount	Yield/ Rate	Amount	Yield/ Rate
Interest earning assets:
Securities	$81,108	5.37%	$300,102	5.12%	$407,075	3.81%	$39,638	1.93%
Federal funds sold	11,588	0.83	—	—	—	—	—	—
Interest bearing deposits	14,061	1.19	—	—	—	—	—	—
FHLB stock	15,261	5.00	—	—	—	—	—	—
Portfolio loans	536,535	5.00	313,713	6.83	552,103	7.20	110,935	5.76

Total interest earning assets	658,553	4.89	613,815	6.00	959,178	6.37	150,573	4.75

Interest bearing liabilities:
Interest checking	$7,064	0.40%	$21,191	0.40%	$176,407	0.40%	$82	0.40%
Money market	76,795	1.45	230,385	1.45	86,641	1.45	—	—
Savings	5,846	1.21	17,538	1.21	157,051	1.21	—	—
Time deposits	156,063	3.34	550,333	3.25	421,544	4.22	61	5.86
FHLB advances	160,003	1.30	5,009	3.78	6,558	5.04	671	6.85
Outside borrowings	29,860	0.88	—	—	—	—	1,053	0.01
Holding company debt	—	—	—	—	—	—	29,332	7.16

Total interest bearing liabilities	435,631	2.01	824,456	2.63	848,201	2.60	31,199	6.89
Asset/liability gap	$222,922	2.88%	$(210,641)	3.37%	$110,977	3.77%	$119,374	(2.14)%

Cumulative asset/liability gap	$222,922	2.88%	$12,281	3.01%	$123,258	3.34%	$242,632	3.21%

Cumulative gap-%		8.82%		0.49%		4.88%		9.60%

The following table shows the effect that the indicated change in interest rates would have on net interest income, projected for the next 12 months under a “static” interest rate scenario. Each change in interest rates is ramped pro rata over a 12 month time horizon. The resulting change in net interest income from the static interest rate projection provides one measure of sensitivity in relation to changing interest rates, given the assumptions used in this process. The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12 month period, was as follows:

If interest rates:	Change-%
Increase 100 basis points	0.01%
Increase 200 basis points	(0.51)
Decrease 100 basis points	(0.70)
Decrease 200 basis points	(4.26)

Off-Balance Sheet Arrangements

Off balance sheet arrangements include financial guarantees, contingent interests, derivative instruments and interests in unconsolidated entities where portions of those entities’ losses may be absorbed by the holder. Derivatives include such instruments as interest rate swaps, caps, floors, collars and forward sale contracts. We did not hold any such off-balance sheet arrangements at December 31, 2002 and 2001. Our off-balance contracts were limited to loan commitments and letters of credit made to our borrowers in the normal course of business. For information on loan commitments and letters of credit, see Note 11 “Credit Risk Concentration, Off-Balance Sheet Risk, Commitments and Contingencies”, to the Consolidated Financial Statements.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows ($ in thousands):

Contractual Obligations

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
FHLB Advances	$172,240	$165,000	$—	$7,240	$—
Subordinated Debt	30,000	—	—	—	30,000
Capital Leases	1,128	376	752	—	—
Operating Leases	29,062	4,821	6,760	4,996	12,485

Total	$232,430	$170,197	$7,512	$12,236	$42,485

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is provided within the consolidated financial statements and notes thereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 16, 2002, the Board of Directors of Republic determined that it would not engage Arthur Andersen LLP (“Arthur Andersen”) as its independent auditors and on June 14, 2002, engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as its independent auditors for the fiscal year ending December 31, 2002. The Arthur Andersen dismissal and the Deloitte & Touche engagement were recommended by Republic’s Audit Committee and approved by Republic’s Board of Directors and became effective immediately.

Arthur Andersen’s reports on Republic’s consolidated financial statements as of and for the fiscal years ended December 31, 2002 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified of modified as to uncertainty, audit scope or accounting principles.

During the interim period from December 31, 2001 through April 16, 2002 and Republic’s 2001 and 2000 fiscal years, there were (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen’s reports on Republic’s financial statements for such periods and (ii) no reportable events as defined in Item 304(a)(1)(y) of Regulation S-K.

Republic previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to Republic’s Current Report on Form 8-K filed with the SEC on April 16, 2002 and which is hereby incorporated herein by reference.

During the interim period from December 31, 2001 through April 16, 2002 and Republic’s 2001 and 2000 fiscal years, Republic did not consult Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The information relating to the Directors appears in our Proxy Statement for the 2003 Annual Meeting of Stockholders under the caption “Proposal One–Election of Directors” and is incorporated by reference.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 2002, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer’s business experience during the past five years and certain other information:

William R. Klich (58)—Mr. Klich has served as Director of the Bank, President and Chief Executive Officer of the Company and the Bank from March 2000 to June 2002. As of June 2002, Mr. Klich serves as Chairman of the Board for the Bank and Chief Executive Officer of the Company and the Bank. He was previously employed as Chairman and CEO of SunTrust Bank/Gulf Coast from 1996 to March, 2000, regional corporate banking executive of SunTrust Bank/Gulf Coast from 1993 to 1996 and President and CEO of Coast Bank, F.S.B. from 1990 to 1993. He has more than 32 years of commercial banking experience.

J. Kenneth Coppedge (48)—President and Chief Operating Officer, Mr. Coppedge joined Republic Bank in June 2002. He recently served Wachovia Bank, N.A., as Regional President for several Florida markets. Spanning more than 21 years, his banking career also includes service at First Atlanta Bank and First National Bank of Birmingham, Alabama.

William R. Falzone (55)—Mr. Falzone has served as our Treasurer since March 1996 and Executive Vice President and Chief Financial Officer of the Bank since February 1994. He was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Director of Financial Services. Before joining the Company, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm. He has more than 26 years of banking experience and is a certified public accountant.

Gilbert K. Grass (56)—Executive Vice President and Corporate Services Manager, Mr. Grass joined Republic Bank in October, 2002. Mr. Grass has over 30 years of experience in bank operations and technology with Barnett Banks, and Bank of America. Before joining Republic Bank, he was EVP of Operations and Technology at Mercantile Bank, St. Petersburg, Florida.

E. Carl Goff (50)—Executive Vice President and Commercial Real Estate Manager, Mr. Goff joined Republic Bank in April 2000 as Senior Vice President of Commercial Real Estate. He has over 20 years of commercial real estate lending experience. Mr. Goff previously served with Barnett and SunTrust Banks.

Mauro A. Harto (42)—Executive Vice President of the Bank and Residential Lending Manager since May of 2000. Mr. Harto formerly was with SunTrust Bank in Sarasota from 1995-2000 where he served as Executive Vice President/Residential Lending Division Manager. He has over 17 years experience in all areas of mortgage production and mortgage operations.

Timothy J. Little (42)—Executive Vice President and Chief Credit Officer since September 2000. Mr. Little was Senior Vice President and West Coast Executive/Corporate Services for Huntington National Bank for two and one-half years. Previously, Mr. Little held numerous management, lending and credit administration positions with Barnett Bank for 12 years.

Rita J. Lowman (49)—Executive Vice President and Retail Line of Business Manager, has served in her present position with us since November 2000. Ms. Lowman joined Bank of America in 1985 and held various lines, administrative and managerial positions including most recently, Consumer Executive/Senior Vice President of Southwest Florida.

Thomas A. Mann (45)—With 15 years of experience, Mr. Mann joined Republic Bank as Secretary and General Counsel to the Bank in August 2002. For the previous nine years, Mr. Mann was part of the in-house legal department with SunTrust Bank in Orlando and Tampa, providing legal advice in a number of areas including, among other areas, commercial lending, collections, special assets and operational matters.

Ruena H. (Rudi) Thompson (41)—Prior to joining the Bank, Ms. Thompson was with SunTrust Banks, Inc. for 10 years where she held Human Resources Director positions for several unit banks. Her final position was Corporate First Vice President, Human Resources Relationship Manager for the Central Florida Region. The remainder of her 16 years of HR experience was in Compact Disc and Pulp and Paper Manufacturing.

Item 11. EXECUTIVE COMPENSATION

Information required by this item appears in our Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions, “Executive Compensation and Benefits” and “Certain Transactions”, and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item appears in the Proxy Statement for the 2003 Annual Meeting of Shareholders under the captions “Principal Stockholders” and “Security Ownership of Management” and is hereby incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item appears in the Proxy Statement for the 2003 Annual Meeting of Shareholders under caption, “Certain transactions” and “Compensation Committee Interlocks and Insider Participation” and is hereby incorporated by reference.

Item 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Republic have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item 14 of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report at pages 38 through 72.

1.	Financial Statements:

Consolidated Financial Statements of Republic Bancshares, Inc.

Independent Auditor’s Report

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for:

Years Ended December 31, 2002, 2001, and 2000

Notes to Consolidated Financial Statements

All required schedules are included in the financial statements or related notes.

(b)	The following reports on Form 8-K were filed during the year for which this report is filed:

1.	Report on Form 8-K, dated April 16, 2002, filed April 23, 2002, – Announces that the intention of the Company to change registrant’s certifying accountant beginning in the second quarter ending June 30, 2002.

2.	Report on Form 8-K, dated and filed June 14, 2002, – Announces the appointment of Deloitte and Touche LLP as the Company’s new independent auditors for 2002.

(c) Exhibits

Exhibit No.	Description
3.1	Amended and restated Articles of Incorporation of Republic(1)
3.2	By-Laws of Republic(1)
4.1	Specimen Common Stock Certificate(1)
4.2	Indenture dated as of December 18, 1996, among Republic and Southtrust Bank of Florida, N.A. as Trustee, including the form of specimen 6% convertible subordinated debenture(2)
4.3	Republic’s 1995 Stock Option Plan, as amended(3)
4.4	Form of Indenture, among Republic and Wilmington Trust Company, as Trustee, including the form of specimen junior subordinated debenture(4)
4.4	Indenture, dated as of September 17, 1999, between Republic and U.S. Trust Bank National Associated, as Trustee(5)
4.5	Indenture, dated as of May 8, 2001, among Republic and U.S. Trust Bank National Association, as Trustee, including the form of 7% convertible subordinated debenture(6)
10.1	Trust Agreement, dated as of May 29, 1997, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter(4)
10.2	Form of Amended and Restated Trust Agreement, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter(4)
12.1	Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries(7)
23.1	Independent Auditors’ Consent
23.2	Explanation concerning absence of current written consent of Arthur Andersen LLP
24.1	Power of Attorney (see signature page)

(1)	Incorporated by reference to Republic’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995

(2)	Incorporated by reference to Republic’s Amendment No. 1 to Registration Statement on Form S-2 File No. 333-32151, filed October 31, 1997

(3)	Incorporated by reference to Republic’s Registration Statement on Form S-8, filed March 3, 1999

(4)	Incorporated by reference to Republic’s Registration Statement on Form S-2, File Nos. 333-28213 and 333-2813-01, filed May 30, 1997

(5)	Incorporated by reference to Republic’s Registration Statement on Form S-3, filed November 18, 1999

(6)	Incorporated by reference to Republic’s Registration Statement on Form S-3, File No. 333-101672, filed December 5, 2002

(7)	Incorporated by reference to Republic’s Annual Report on Form 10-K/A filed April 13, 1998

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

  Republic Bancshares, Inc.:

We have audited the accompanying consolidated balance sheet of Republic Bancshares, Inc. (a Florida corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Republic Bancshares, Inc. as of December 31, 2001 and for the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 6, 2003

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

/s/    ARTHUR ANDERSEN LLP

Tampa, Florida,

January 28, 2002

Note: This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Republic’s filing on Form 10-K for the fiscal year ended December 31, 2001 and 2000. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2002. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2002 of which this report forms a part.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	December 31, 2002	December 31, 2001
ASSETS
Cash and due from banks	$51,162	$65,370
Interest bearing deposits in banks	14,061	11,828
Federal funds sold	11,588	14,925

Cash and cash equivalents	76,811	92,123
Securities:
Available for sale	820,108	792,719
Held to maturity	—	21,470
Trading	7,815	19,877
FHLB stock	15,261	13,168
Loans held for sale	37,416	—
Loans	1,475,869	1,421,011
Allowance for loan losses	(27,987)	(31,997)

Net loans	1,447,882	1,389,014
Premises and equipment, net	38,508	42,800
Other real estate owned, net	16,787	16,893
Accrued interest receivable	10,622	12,368
Goodwill	2,726	2,726
Premium on deposits	15,630	18,397
Other assets	36,783	37,789

Total assets	$2,526,349	$2,459,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$162,716	$152,972
Interest checking	204,743	186,817
Money market	393,823	394,278
Savings	180,435	189,557
Time deposits	1,127,999	1,206,720

Total deposits	2,069,716	2,130,344
Securities sold under agreements to repurchase and other borrowings	30,913	34,169
FHLB advances	172,240	52,251
Convertible subordinated debt	29,332	29,287
Other liabilities	11,714	12,506

Total liabilities	2,313,915	2,258,557

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par, 20,000,000 shares authorized, 11,398,059 and 11,335,339 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively)	22,796	22,671
Capital surplus	129,860	129,056
Retained earnings	22,418	17,639
Accumulated other comprehensive income	8,610	2,671

Total stockholders’ equity	183,684	172,037

Total liabilities and stockholders’ equity	$2,526,349	$2,459,344

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	For the Years Ended December 31,
	2002	2001	2000
INTEREST INCOME:
Loans	$101,214	$124,015	$162,776
Securities	40,921	34,712	27,869
Federal funds sold & other investments	1,110	6,621	6,555

Total interest income	143,245	165,348	197,200

INTEREST EXPENSE:
Deposits	60,467	92,796	102,893
Securities sold under agreement to repurchase & other borrowings	460	1,349	2,305
FHLB advances	2,161	426	81
Holding company debt	2,145	2,215	2,198

Total interest expense	65,233	96,786	107,477

NET INTEREST INCOME	78,012	68,562	89,723
PROVISION FOR LOAN LOSSES	5,350	16,150	20,700

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	72,662	52,412	69,023

NONINTEREST INCOME:
Service charges on deposit accounts	6,285	7,714	8,128
Loan service fees	(1,955)	2,208	5,951
Other loan fee income	2,673	3,689	4,324
Gains (losses) on loans & securities, net	4,933	2,282	(12,709)
Gains on sale of branches	—	4,483	—
Other operating income	1,940	2,653	1,617

Total noninterest income	13,876	23,029	7,311

NONINTEREST EXPENSES:
Salaries and employee benefits	38,164	38,557	37,456
Net occupancy expense	14,474	13,362	13,646
Advertising and marketing	888	1,640	1,037
Data & item processing fees and services	6,289	7,387	8,279
Loan collection costs	1,035	2,016	1,574
Other operating expenses	11,144	11,532	13,533
ORE expense, net	1,246	1,022	647
Amortization of goodwill	—	477	477
Amortization of premium on deposits	2,767	2,972	3,381

Total noninterest expenses	76,007	78,965	80,030

Income (loss) before income taxes & minority interest	10,531	(3,524)	(3,696)
Income tax expense (benefit)	4,068	(1,310)	(787)

Income (loss) before minority interest	6,463	(2,214)	(2,909)
Minority interest in income from subsidiary trust, net of tax	(1,684)	(1,684)	(1,689)

NET INCOME (LOSS)	$4,779	$(3,898)	$(4,598)

PER SHARE DATA:
Net income (loss) per common share – basic	$0.42	$(0.37)	$(0.46)

Net income (loss) per common & common equivalent share – diluted	$0.42	$(0.37)	$(0.46)

Weighted average common shares outstanding – basic	11,372,461	10,955,118	10,555,941

Weighted average common & common equivalent shares outstanding – diluted	11,465,809	10,955,118	10,555,941

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

		Common Stock				Accumulated Other Comprehensive Income
	Preferred Stock	Shares Issued	Amount	Capital Surplus	Retained Earnings		Total
Balance, December 31, 1999	$1,500	10,555,889	$21,112	$128,780	$26,530	$(7,677)	$170,245
Net loss	—	—	—	—	(4,598)	—	(4,598)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	7,002	7,002
Exercise of stock options	—	100	—	1	—	—	1
Dividends on preferred stock	—	—	—	—	(263)	—	(263)
Other, net	—	—	—	(46)	—	—	(46)

Balance, December 31, 2000	1,500	10,555,989	21,112	128,735	21,669	(675)	172,341
Net loss	—	—	—	—	(3,898)	—	(3,898)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	3,346	3,346
Exercise of stock options	—	29,350	59	299	—	—	358
Conversion of preferred stock	(1,500)	750,000	1,500	—	—	—	—
Dividends on preferred stock	—	—	—	—	(132)	—	(132)
Other, net	—	—	—	22	—	—	22

Balance, December 31, 2001	—	11,335,339	22,671	129,056	17,639	2,671	172,037
Net income	—	—	—	—	4,779	—	4,779
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	5,939	5,939
Exercise of stock options	—	62,720	125	701	—	—	826
Other, net	—	—	—	103	—	—	103

Balance, December 31, 2002	$—	11,398,059	$22,796	$129,860	$22,418	$8,610	$183,684

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Net income (loss)	$4,779	$(3,898)	$(4,598)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains arising during the period, net of taxes	7,799	6,653	7,152
Less reclassification adjustment for gains realized in net income (loss), net of taxes	(1,860)	(3,307)	(150)

Net unrealized gains	5,939	3,346	7,002

Comprehensive income (loss)	$10,718	$(552)	$2,404

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the Years Ended December 31,
	2002	2001	2000
OPERATING ACTIVITIES:
Net income (loss)	$4,779	$(3,898)	$(4,598)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and ORE losses	6,870	16,315	20,925
Depreciation and amortization of goodwill & premium on deposits	9,221	9,464	10,578
Amortization of loan premiums/discounts & MSRs	(699)	1,146	2,631
(Gain)/loss on sale of loans and securities, net	(4,933)	(2,282)	12,709
(Gain)/loss on sale of other real estate owned	(1,570)	123	64
(Capitalization) of mortgage servicing	—	(923)	—
(Gain) on sale of branches	—	(4,483)	—
Loss on disposal of premises and equipment	91	255	—
Deferred income tax provision (benefit)	(1,165)	(4,612)	(3,679)
Net (increase) in other assets	(4,688)	(3,767)	(1,758)
Net decrease/(increase) in value of performance/nonqualified options	—	22	(46)
Net (decrease)/increase in other liabilities	(793)	1,275	2,349

Net cash provided by (used in) operating activities	7,113	8,635	39,175

INVESTING ACTIVITIES:
Net (increase) decrease in loans	(121,601)	130,430	159,294
Proceeds from sales and maturities of securities	245,722	340,590	85,446
Principal repayment on securities	353,053	208,323	72,783
Purchase of securities available for sale	(575,798)	(886,424)	(98,749)
Purchase of securities held to maturity	—	—	(16,980)
(Purchase)/redemption of FHLB stock	(2,093)	648	—
(Purchase) of premises and equipment, net	(1,861)	(3,218)	(1,502)
Proceeds from sale of other real estate owned	24,198	7,692	6,665
Sale of mortgage servicing rights	—	1,966	—

Net cash provided by (used in) investing activities	(78,380)	(199,993)	206,957

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(60,552)	89,966	(135,194)
Net cash paid for branch sales	—	(61,912)	—
Net increase (decrease) in repurchase agreements	(4,309)	(7,412)	4,340
Proceeds (repayment) from FHLB advances, net	119,990	51,490	(8)
Proceeds from issuance of common stock	826	358	1
Proceeds from holding company debt	—	14,544	4,500
Repayment of holding company debt	—	(13,083)	(3,306)
Dividends on perpetual preferred convertible stock	—	(132)	(264)

Net cash (used in) provided by financing activities	55,955	73,819	(129,931)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(15,312)	(117,539)	116,201
CASH AND CASH EQUIVALENTS, beginning of year	92,123	209,662	93,461

CASH AND CASH EQUIVALENTS, end of year	$76,811	$92,123	$209,662

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$59,909	$89,083	$99,644
Cash paid during the year for income taxes	4,832	8,351	4,582
Non-cash transactions:
Transfer of loans to other real estate owned	23,192	22,230	9,982
Conversion of perpetual preferred stock to common stock	—	1,500	—

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1. BUSINESS:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”) include the accounts of the Company and its wholly owned subsidiaries, RBI Capital Trust I (“RBI”) and Republic Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Republic Insurance Agency, Inc. and Republic S.P.E., Inc. Our primary source of income is from the Bank, which operates 71 branches throughout Florida. The Bank’s primary sources of revenue are net interest income on loans and investments and fee income from loan and deposit-related activities. The operations of the Company are reported as one operating segment with all accounts and transactions among the subsidiaries eliminated.

Sale of Branches in 2001

On April 23, 2001, we completed the sale of five branch offices in Miami-Dade County, Florida. The loans assigned to the branches were purchased at par value, the fixtures and improvements and other assets assigned to four of the branches were purchased at their net book value and the buyer assumed $55.0 million of deposit liabilities of all five offices. We recognized a gain of $3.1 million on the transaction. There was no unamortized deposit premium associated with these branches.

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

RBI Capital Trust I

RBI is our wholly owned subsidiary, formed on May 29, 1997, to issue cumulative trust preferred securities (the “Preferred Security or Securities”) to the public. We own all of the securities of RBI that possess general voting powers. The Preferred Securities, issued through a public offering on July 28, 1997, were sold at their $10 par value. RBI issued 2,875,000 shares of the Preferred Securities bearing a dividend rate of 9.1% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in our junior subordinated debt, which also has an interest rate of 9.1%. The Junior Subordinated Debentures will mature on June 30, 2027 (the “Stated Maturity”), which date may be shortened to a date not earlier than June 30, 2002, if certain conditions are met (including the Company having received prior approval by the Board of Governors of the Federal Reserve System or any successor agency (the “Federal Reserve”) if then required under applicable Federal Reserve capital guidelines or policies). RBI’s sole asset is the holding company’s junior subordinated debt. Considered together, our obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee by the bank holding company of RBI’s obligations with respect to the preferred securities. Interest on the junior subordinated debentures and distributions on the Preferred Securities are payable quarterly in arrears. Distributions on the Preferred Securities are cumulative and based upon the liquidation value of $10 per Preferred Security. We have the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the Preferred Securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures. If payments are deferred, we will not be permitted to declare cash dividends. The Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. We have the right to redeem the junior subordinated debentures in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to us receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, we have the right, at any time, to shorten the maturity of the junior subordinated debentures to a date not earlier than June 30, 2002. Exercise of this right is also subject to receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates, Appraisals and Evaluations in the Preparation of Financial Statements

The accompanying consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates, appraisals and evaluations of loans, other real estate owned and other assets and liabilities, and disclosure of contingent assets and liabilities. Changes in such estimates, appraisals and evaluations might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term are the determination of the allowance for loan losses, the deferred tax asset, the valuation of trading assets (including residual interest in cash flows from the 1997 and 1998 securitization of High LTV Loans and the interest-only strips receivable) and valuation of loan servicing rights.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. These assets have terms to maturity of three months or less and their carrying amount is considered a reasonable estimate of their fair value.

Securities

Securities that we have both the positive intent and ability to hold to maturity are classified as “Held to Maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as “Available for Sale” are those securities that may be sold prior to maturity as part of our asset/liability management strategies or in response to other factors. These securities are carried at fair value with any unrealized gains or losses, net of applicable tax effect, reported as a separate component of stockholders’ equity. Securities identified as “Trading” include the residual interests in cash flows from the securitization of High LTV Loans in 1997 and 1998 and the excess spread, interest-only strip related to securitization or sale of first lien, residential loans. Trading securities are carried at fair value with any unrealized gains or losses included in the consolidated statements of operations under “Gain (loss) on loans and securities, net.” For further discussion of the valuation of securities, please see Note 3, Securities, of the Notes to Consolidated Financial Statements.

Interest and dividends on securities include the amortization of premiums and accretion of discounts using the effective interest rate method and are together reported as part of interest income on securities. Gains and losses realized on sales of securities are generally determined on the specific identification method and are reported under “Gain (loss) on loans and securities, net.”

Accounting for Mortgage Servicing Rights (“MSRs”)

Mortgage servicing rights are included in the statement of condition under the caption “Other assets”. The capitalization of MSRs are included in the statement of operations under the caption “Gains (losses) on loans and securities, net” and the amortization of those servicing rights is included under the caption “Loan service fees”. MSRs are carried at amortized cost and evaluated for impairment based on their fair value. We use an automated portfolio analysis system to value our MSRs at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. The valuation is then stratified based upon predominant characteristics such as guarantee agency and interest rates to determine possible valuation losses within each category. There was a $1.2 million valuation allowance on our MSRs at December 31, 2002. There was no valuation allowance at December 31, 2001. The following table shows the amount of MSRs which were capitalized and amortized, and the fair value of those assets for the periods indicated ($ in thousands):

	December 31,
	2002	2001	2000
Balance, beginning of year	$10,212	$16,057	$20,681
Capitalized MSRs	—	923	—
Sale of High LTV Loan MSRs	—	(1,966)	—
Amortization	(3,442)	(4,802)	(4,624)

Balance, end of year	6,770	10,212	16,057
Valuation allowance	(1,180)	—	—

Net balance	$5,590	$10,212	$16,057

Fair value of MSRs	$5,864	$12,865	$21,888

Discount rate used	8.00%	9.00%	12.00%

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market on an aggregate portfolio basis. Gains or losses are realized on the sale of loans at the time of sale based on the difference between the net sales proceeds and the carrying value of the loans sold.

Loans

Loans held for portfolio, where management has the intent and ability to hold for the foreseeable future, are reported at their principal balances, adjusted for any deferred fees or costs associated with the loan. Interest on commercial and real estate loans and substantially all installment loans is recognized monthly on the loan balance outstanding.

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

Allowance for Loan Losses

Our loan loss allowance is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” and (2) a measure of collective loan impairment according to SFAS No. 5 “Accounting for Contingencies.” The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, changes in the size and composition of the loan portfolio and peer group information. Periodically, we are examined by the state and federal banking regulators and the results of those examinations are also incorporated into our estimation process. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which we conduct business.

A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. Larger impaired credits that are measured according to SFAS No. 114 have been defined by us to include loans classified in the substandard, doubtful and in selected cases, special mention risk grades where the borrower relationship equals or exceeds $500,000. These loss estimates are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. Loans made by us that are outside the scope of SFAS No. 114 and are measured according to SFAS No. 5 (often referred to as the general allowance) include commercial (business) and commercial real estate loans that are performing or have been assigned a grade superior to substandard and large groups of smaller balance homogeneous loans (e.g. residential mortgage and consumer installment) regardless of risk grade.

At December 31, 2002, $69.1 million of loans were considered impaired under SFAS No. 114. Those loans were assigned valuation allowances totaling $8.8 million, which are included within the overall allowance for loan losses at December 31, 2002. As of December 31, 2001, $61.1 million of loans were considered impaired by us. Those loans were assigned valuation allowances totaling $10.3 million, which were included within the overall allowance for loan losses at December 31, 2001.

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

Buildings and improvements	39 years
Furniture and equipment	3-7 years
Leasehold improvements	5-15 years

Gains and losses on routine dispositions are reflected in current operations. Maintenance, repairs and minor improvements are charged to operating expenses, and major replacements and improvements are capitalized.

Valuation of Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which did not have a material effect on our results of operations or financial position.

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

Intangible Assets

Goodwill is an intangible asset, which represents the excess of the cost of an acquired enterprise over the fair market value of identifiable assets less the fair market value of liabilities acquired in purchase transactions. The balance of goodwill was $2.7 million at December 31, 2002 and 2001, respectively. This goodwill was acquired in a 1997 acquisition and, through December 31, 2001, was being amortized on a straight-line basis over 10 years. As of January 2002, SFAS No. 142 provided that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. We have determined that our goodwill does not have impairment. Following are the pro forma net income and earnings per share, had all periods presented been accounted for under SFAS No. 142 ($ in thousands, except share date):

	Twelve Months Ended December 31,
	2002	2001	2000
Net income (loss)	$4,779	$(3,898)	$(4,598)
Amortization of goodwill, net of taxes	—	477	477

Pro forma net income (loss)	$4,779	$(3,421)	$4,121

Pro forma earnings per share:
Basic	$0.42	$(0.33)	$(0.41)

Diluted	$0.42	$(0.33)	$(0.41)

Weighted average common shares outstanding-basic	11,372,461	10,955,118	10,555,941

Weighted average common & common equivalent shares outstanding-diluted	11,465,809	10,995,118	10,555,941

Intangible assets subject to amortization are comprised of premium on deposits and mortgage servicing rights, including the excess servicing interest-only strips and unearned income from sale of servicing rights. The premium on deposits amounted to $15.6 million and $18.4 million at December 31, 2002 and 2001, respectively, and is being amortized on a straight-line basis over 10 years. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for each of the five succeeding years ($ in thousands):

	Premium on Deposits		Mortgage Servicing Rights
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	$27,673	$(12,043)	$6,770

Estimated amortization:
For the years ending December 31,
2003		2,767	1,733
2004		2,767	1,449
2005		2,767	1,104
2006		2,767	844
2007		2,767	651

Time Deposits

Time deposits in amounts of $100,000 or more were $246.0 million as of December 31, 2002. The scheduled maturities of all time deposits were as follows ($ in thousands):

Year Ended December 31,	Amount	Percent of Total Time Deposits
2003	$706,395	62.62%
2004	322,721	28.61
2005	57,089	5.06
2006	13,815	1.22
2007	27,918	2.48
Thereafter	61	0.01

Total time deposits	$1,127,999	100.00%

Financial Accounting and Reporting for Goodwill and Other Intangible Assets Acquired in a Business Combination at Acquisition

On July 20, 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to 40 years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our financial position or results of operations.

SFAS No. 143-Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated retirement costs. This statement is effective January 1, 2003 and is not expected to have a material impact on our results of operations or the financial condition of the Company.

Accounting for the Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequent Occurring Events and Transactions.” SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption of SFAS No. 144 did not have a material effect upon our results of operations or financial position.

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

Acquisitions of Certain Financial Institutions (an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9)

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions (an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9)”. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and 142. The provisions of SFAS No. 147 are effective for acquisitions with an acquisition date on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material effect upon our financial position or results of operations.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to FASB No. 5 which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 is not expected to have a material effect upon our results of operations or financial position.

Consolidation of Variable Interest Entities (an interpretation of Accounting Research Bulletin (“ARB”) No. 51)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)” (“Interpretation 46”). Interpretation 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of Interpretation 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 is not expected to have a material effect upon our results of operations or financial position.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)”. Under the provisions of SFAS No. 123, companies that adopted the fair value method of accounting for stock options were required to apply that method prospectively for new stock option awards causing an increase in compensation expense in the few years following adoption. SFAS No. 148 provided two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption. In addition, SFAS No. 148 improved the disclosures about the pro forma effects of using the fair value based method of accounting for stock based compensation for all companies, regardless of the accounting method used. The annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The transition guidance for SFAS No. 148 is effective for fiscal years ending after December 15, 2003. The Company has not yet determined which transition method will be used to comply with SFAS No. 148.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2002 financial statement presentation.

3.  SECURITIES:

Our securities consisted primarily of mortgage-backed and mortgage-related securities (collectively, “MBS”) with a lesser amount of U.S. Treasury Securities, U.S. Agency Securities and Revenue Bonds. MBS, sometimes referred to as pass-through certificates, represent an interest in a pool of loans. The majority of the MBS securities in our portfolio are issued by three government agencies or corporations: (1) the Government National Mortgage Association (“GNMA”); (2) the Federal Home Loan Mortgage Corporation (“FHLMC”); and (3) the Federal National Mortgage Association (“FNMA”). Securities held to maturity are recorded at amortized cost, while securities available for sale and trading are recorded at estimated fair value.

The securities portfolio at December 31, 2002 and 2001 is summarized as follows ($ in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2002:
Available for sale securities:
U.S. Agency securities	$2,500	$23	$—	$2,523
Revenue bonds	1,560	31	—	1,591
MBS	802,251	13,743	—	815,994

Total securities available for sale	$806,311	$13,797	$—	$820,108

Trading securities:
Republic Bank Owner Trust 1997-1 and 1998-1	$6,241	$—	$—	$6,241
Excess servicing, interest only-strip	1,574	—	—	1,574

Total trading securities	$7,815	$—	$—	$7,815

At December 31, 2001:
Available for sale securities:
U.S. Agency securities	$2,500	$48	$—	$2,548
Revenue bonds	2,810	47	(11)	2,846
MBS	783,129	6,426	(2,230)	787,325

Total securities available for sale	$788,439	$6,521	$(2,241)	$792,719

Trading securities:
Republic Bank Owner Trust 1998-1 B2	$10,863	$—	$—	$10,863
Republic Bank Owner Trust 1997-1 and 1998-1	5,855	—	—	5,855
Excess servicing, interest only-strip	3,159	—	—	3,159

Total trading securities	$19,877	$—	$—	$19,877

Held to maturity:
MBS held to maturity	$21,470	$953	$—	$22,423

	2002	2001
Book Value at December 31:
Available for sale securities	$820,108	$792,719
Trading securities	7,815	19,877
Held to maturity securities	—	21,470

Total securities	$827,923	$834,066

The amortized cost, estimated fair value and weighted average yield of securities at December 31, 2002, grouped by stated maturity of the security are shown below ($ in thousands):

	Less Than One Year	One-Five Years	Five-Ten Years	Over Ten Years	Total
Amortized Cost:
Available for sale securities	$730	$37,420	$21,295	$746,866	$806,311
Trading securities	—	—	7,815	—	7,815
Held to maturity	—	—	—	—	—

Total securities	$730	$37,420	$29,110	$746,866	$814,126

Fair Value:
Available for sale securities	$735	$37,974	$22,072	$759,327	$820,108
Trading securities	—	—	7,815	—	7,815
Held to maturity	—	—	—	—	—

Total securities	$735	$37,974	$29,877	$759,327	$827,923

Weighted Average Yield:	5.07%	4.22%	5.59%	4.65%	4.50%

Proceeds from sales of securities (including loans securitized and sold) during the years ended December 31, 2002, 2001 and 2000 were $245.5 million, $324.8 million and $42.4, respectively. Gross gains of $3.3 million, $2.7 million and $245,000 and gross losses of $289,000, $2,100 and $5,200, respectively, were realized on these sales. Securities with book and fair values of $85.2 million and $87.1 million, respectively, were pledged to secure repurchase agreements at December 31, 2002. The fair values assigned to the MBS classified as available for sale were derived using market quotations at December 31, 2002.

Securitized Financial Assets

At December 31, 2002, the trading asset category included $6.2 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $1.6 million of excess servicing interest-only strips. We have recorded these assets at our estimate of their fair value. The other assets category on our balance sheet included $5.6 million of MSRs.

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

The accounting estimates and judgements used in the valuation of the residual interests from the December 1997 and June 1998 securitizations are summarized as follows ($ in thousands):

	Initial Valuation	2002 Valuation	2001 Valuation
December 1997 Securitization
Collateral amount	$60,000	$14,850	$24,965
Discount rate	14.00%	15.00%	15.00%
Prepayment speed	15.00	39.00	24.00
Cumulative lifetime default rate (1)	9.57	16.81	19.37
Weighted average remaining life (in years)	4.12	2.10	3.15

June 1998 Securitization
Collateral amount	$240,000	$75,853	$121,841
Discount rate	15.00%	20.00%	15.00%
Prepayment speed	15.00	34.00	27.00
Cumulative lifetime default rate (1)	10.68	15.91	18.36
Weighted average remaining life (in years)	4.19	2.38	2.82
(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

The following schedule summarizes the status and activity on the assets which are collateral for the two securitizations ($ in thousands):

	1997-1	1998-1
As of December 31, 2002
Cumulative credit losses, net of recoveries	$8,670	$29,944
Cumulative default rate	14.45%	12.48%
Net credit losses in 2002	$838	$5,275

Delinquencies at December 31, 2002:
30-59 days delinquent	$292	$1,654
60-89 days delinquent	169	551
90 day and over delinquent	361	1,162

Total delinquencies	$822	$3,367

Delinquency rate	5.73%	4.61%

	1997-1	1998-1
As of December 31, 2001
Cumulative credit losses, net of recoveries	$7,832	$24,669
Cumulative default rate	13.05%	10.28%
Net credit losses in 2002	$1,663	$7,956

Delinquencies at December 31, 2001:
30-59 days delinquent	$492	$2,224
60-89 days delinquent	193	782
90 day and over delinquent	308	1,644

Total delinquencies	$993	$4,650

Delinquency rate	3.98%	3.82%

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

Residual Interests in Cashflows from Securitizing High LTV Loans – The following presents our approximation of the resulting changes in fair values from the current valuation reflected in these consolidated financial statements that would be due to two alternative changes in the discount rate, the prepayment speed and the cumulative lifetime default rate ($ in thousands):

		To:
	From Current Valuation	Pro Forma Valuation	Pro Forma Valuation
December 1997 Securitization (“1997-1”)
If the discount rate was changed:	15.00%	25.00%	30.00%
The current valuation would change:	$2,847	$2,182	$1,943

If the prepayment speed was changed:	39.00%	35.00%	40.00%
The current valuation would change:	$2,847	$2,800	$2,862

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	16.81%	17.64%	17.98%
The current valuation would change:	$2,847	$2,481	$2,334

		To:
	From Current Valuation	Pro Forma Valuation	Pro Forma Valuation
December 1998 Securitization (“1998-1”)
If the discount rate was changed:	20.00%	25.00%	30.00%
The current valuation would change:	$3,394	$2,512	$1,871

If the prepayment speed was changed:	34.00%	35.00%	40.00%
The current valuation would change:	$3,394	$3,479	$3,863

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	15.91%	16.98%	17.40%
The current valuation would change:	$3,394	$2,080	$1,574

4. MSRS AND EXCESS SERVICING INTEREST-ONLY STRIPS

Our MSRs at December 31, 2002 were $6.8 million, representing the capitalized value of the rights to service $645.8 million of loans. Our excess servicing interest-only strips were $1.6 million, representing the capitalized value of the rights to service $179.4 million of loans (the $179.4 million of loans with excess servicing is included in the overall $645.8 million servicing portfolio amount). At December 31, 2002, the recorded fair value of the MSRs was $5.6 million after deducting a valuation allowance of $1.2 million. The excess servicing interest-only strips were stated at their fair value of $1.6 million. Both assets are sensitive to changes in economic conditions, particularly changes in the expected offering rates for new mortgage loans which determine expected prepayment speeds, one of the major components of the valuation. We perform the sensitivity analysis on the MSRs and the excess servicing interest-only strips as one combined asset.

Our estimate of the change in fair value at December 31, 2002 for a given change in loan offering rates was as follows:

If Loan Offering Rates:	The MSR/Excess Servicing Value Would:
Increased 200 basis points	Increase by 95%
Increased 400 basis points	Increase by 131%
Decreased 200 basis points	Decrease by 11%
Decreased 400 basis points	Decrease by 12%

5.    LOANS:

Loans at December 31, 2002 and 2001 are summarized as follows ($ in thousands):

	2002	2001
Real estate mortgage loans:
One-to-four family residential	$382,366	$432,792
Subprime mortgages	33,672	50,743
Multifamily residential	38,750	62,565
Warehouse lines of credit	118	718
Commercial real estate	551,934	501,030

Mortgage loans secured by first liens	1,006,840	1,047,848
Commercial (business) loans	145,634	108,912
Home equity loans	285,256	215,315
High LTV Loans	21,393	30,245
Consumer loans	18,097	20,719

Total gross portfolio loans	1,477,220	1,423,039
Less-allowance for loan losses	(27,987)	(31,997)
Less-premiums and unearned discounts on loans purchased	(537)	(672)
Less-unamortized loan fees, net	(814)	(1,356)

Total loans held for portfolio	$1,447,882	$1,389,014

Mortgage loans serviced for others as of December 31, 2002 and 2001, were $462.4 million and $638.0 million respectively. Loans on which interest was not being accrued totaled approximately $22.2 million, $46.2 million, and $49.4 million at December 31, 2002, 2001 and 2000, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $1.9 million, $4.3 million, and $3.1 million in the years ended December 31, 2002, 2001 and 2000, respectively. Loans past due 90 days or more and still accruing interest at December 31, 2002 and 2001, totaled approximately $18,000 and $12,000 respectively. Restructured loans totaled $720,000 and $773,000 during 2002 and 2001, respectively.

6.  ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Balance at beginning of year	$31,997	$33,462	$28,177
Provision for possible loan losses	5,350	16,150	20,700
Discount on purchased loans allocated from allowance for loan losses	—	(613)	(389)
Loans charged-off	(10,980)	(18,851)	(16,806)
Recoveries of loans charged-off	1,620	1,849	1,780

Balance at end of year	$27,987	$31,997	$33,462

7. PREMISES AND EQUIPMENT:

Premises and equipment, net of accumulated depreciation and amortization at December 31, 2002 and 2001, included ($ in thousands):

	2002	2001
Land	$7,809	$9,198
Buildings and improvements	23,569	26,068
Furniture and equipment	31,195	29,992
Leasehold improvements	5,938	5,651
Construction in progress	2,629	1,227

Total premises and equipment	71,140	72,136
Less-accumulated depreciation and amortization	(32,632)	(29,336)

Premises and equipment, net	$38,508	$42,800

Depreciation expense for 2002, 2001 and 2000 was $5.2 million, $6.0 million and $6.9 million, respectively.

8. OTHER REAL ESTATE:

The carrying value of loans converted to ORE through foreclosure proceedings totaled $22.9 million, and $19.0 million, for the years ended December 31, 2002 and 2001, respectively. There were no sales of ORE that were financed by us for the years ended December 31, 2002 and 2001, respectively. State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. There are no properties that have exceeded the five-year holding period limitation. Changes in the valuation for ORE were as follows ($ in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Balance at beginning of year	$98	$305	$138
Provision	1,700	—	225
Charge-offs, net	(180)	(207)	(58)

Balance at end of year	$1,618	$98	$305

9. INCOME TAXES:

The income tax provision or benefit, excluding the income tax benefit related to the minority interest from subsidiary trust, was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Current provision	$5,233	$3,302	$2,892
Deferred provision /(benefit)	(1,165)	(4,612)	(3,679)

	$4,068	$(1,310)	$(787)

At December 31, 2002, we had approximately $4.7 million of remaining federal and $5.6 million of state net operating loss carryforwards. These carryforwards expire in the years 2005 through 2013. Recognition of net operating loss carryforwards incurred prior to 1998 is limited to approximately $732,000 each year under the rules of Internal Revenue Code Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year. Through mergers in 1997 and 1998, we acquired unrecognized deferred tax liabilities of approximately $3.2 million, and $86,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, we cease to be a bank, these reserves shall be taxed ratably over the six taxable year period beginning with such taxable year.

Our effective tax rate varies from the federal statutory rate of 34%. The reasons for this difference are as follows ($ in thousands):

	For the Years Ended December 31,
	2002	2001	2000
Computed “expected” tax provision/(benefit)	$3,581	$(1,198)	$(1,257)
Increase (reduction) of taxes:
Tax-exempt interest income	(6)	(13)	(16)
Goodwill amortization	—	179	179
State taxes	411	(24)	136
Other	82	(254)	171

Actual tax provision (benefit)	$4,068	$(1,310)	$(787)

Net Deferred Tax Asset

During 2001, the Internal Revenue Service completed an examination of our federal income tax returns for the years 1996-1999. The exam did not result in any adjustment to our net operating loss carryforwards that, after accounting for the timing difference between book and tax loan loss provisions, are the next major source of our deferred tax asset. Although we incurred book losses in 2000 and 2001 of $4.6 million and $3.9 million, respectively, we realized $22.8 million and $6.4 million in taxable income for income tax purposes after utilization of applicable tax loss carryforwards for these same periods. We have concluded, based on this recent favorable outcome to the IRS examination and the fact that we are in a taxable income position and are likely to remain such for the foreseeable future, that no valuation allowance was necessary. A valuation would be provided in future periods should material events or circumstances cause us to change this conclusion.

Temporary differences created the following deferred tax assets and liabilities (included in “Other assets”) at December 31, 2002 and 2001 ($ in thousands):

	Deferred Tax Asset (Liability)
	2002	2001
Provision for loan losses-financial expense greater than tax expense	$10,523	$12,031
Net operating losses and tax credit carry-forwards	1,803	2,078
Financial and tax differences on ORE properties	606	(60)
Financial and tax differences from loan securitizations	2,831	2,627
Financial amortization of premium over tax amortization	1,823	1,545
Financial and tax differences from mortgage servicing rights	317	392
Financial and tax differences from interest on nonaccrual loans	158	151
Other	1,034	72

Gross deferred tax asset	19,095	18,836

Tax depreciation greater than financial depreciation	(670)	(1,357)
Financial and tax differences on purchase accounting adjustments	(442)	(525)
Financial and tax differences on FHLB dividends	(267)	(267)
Other (net)	(71)	(207)

Gross deferred tax liabilities	(1,450)	(2,356)
Less valuation allowance	—	—

Net deferred tax asset	$17,645	$16,480

An amount relating to the unrealized gain on available for sale securities, which is recorded directly to stockholders’ equity, and is a component of comprehensive income, increased by $3.6 million and $2.0 million, in 2002 and 2001, respectively.

10. OTHER BORROWINGS:

Securities Sold Under Agreement to Repurchase

The Bank sells securities under agreement to repurchase to the Bank’s customers and broker-dealers in the normal course of business. All such borrowings at December 31, 2002 and 2001 were from customers of the Bank on an overnight basis. The weighted average interest rate was 0.88% and 1.38% at December 31, 2002 and 2001, respectively.

FHLB Advances

At December 31, 2002, we were required by our collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 2002 and 2001 were collateralized by such loans and securities totaling $172.2 million and $52.3 million, respectively, with an unused credit line of $323.0 million at December 31, 2002. In addition, all of our FHLB stock is pledged as collateral for such advances.

Maturities and average interest rates of advances from the FHLB as of December 31, 2002 and 2001, were as follows ($ in thousands):

	Amount and weighted average rate at December 31,
	2002		2001
	Amount	Rate	Amount	Rate
Remaining term to maturity:
1 month or less (on demand)	$160,000	1.30%	$30,000	1.83%
2-12 months	5,000	3.78	10,000	3.15
13-24 months	—	—	5,000	3.78
25-36 months	—	—	—	0.00
Over 36 months	7,240	5.22	7,251	5.22

Total	$172,240	1.54%	$52,251	2.74%

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

7% Convertible Subordinated Debentures Due 2011

In May 2001, we completed a private placement of $15.0 million 7.0% convertible subordinated debentures maturing April 1, 2011 (the “2001 Debentures”). Each $1,000 principal amount of the 2001 Debentures is convertible by the holder at any time into 64.1026 shares of our $2.00 par value common stock (a conversion price of $15.60 per share). The 2001 Debentures can be redeemed by us at any time after April 1, 2003, without payment of any premium, provided the closing bid price of our common stock for not less than 20 consecutive trading days equals or exceeds $20.28. Regardless of the closing bid price of our common stock, we can redeem the 2001 Debentures at any time after April 1, 2006 at fixed redemption prices. The 2001 Debentures are subordinate to the 1999 Debentures. The net proceeds from the 2001 Debentures were used to repay $10.0 million of outstanding debt and the balance was used for general corporate purposes.

Holding Company Senior Debt, Term Subordinated Debt and Unsecured Notes

During 2001 we repaid all of our holding company senior debt, term subordinated debt and unsecured notes.

Holding Company Senior Debt—The holding company senior debt had a balance of $6.8 million at the end of 2000. The senior debt was originally borrowed in September 1998 in the amount of $25.0 million and was guaranteed by Mr. William R. Hough, our Chairman of the Board and principal shareholder. In September 1999, we paid down the principal amount by $15.0 million to a balance of $10.0 million using the net proceeds from sale of the 1999 Debentures, extended the maturity to March 31, 2001 and amended the terms so as to require monthly principal payments of $278,000 plus interest and a $5.0 million balloon payment on March 24, 2001. In December 2000, we further restructured the senior debt, made a $2.0 million payment in January 2001, with the $4.8 million remainder to be fully amortized over an 18-month period beginning in January 2001. The balance was paid off in May 2001 with the net proceeds from the 2001 Debentures.

Term Subordinated Debt—The term subordinated debt had a balance of $2.8 million at the end of 2000. In December 1998, we borrowed $7.0 million from certain members of our board of directors on an unsecured basis. In September 1999, we refinanced the unsecured debt to our directors by exchanging with them $4.3 million of the 1999 Debentures and $2.7 million non-convertible term subordinated debt, maturing in 2006. The term subordinated debt was paid off in May 2001 with the net proceeds from the 2001 Debentures.

Unsecured Notes—In 2000, we borrowed $3.5 million on an unsecured, revolving line of credit basis from Mr. William R. Hough, individually. The proceeds were used for holding company debt service. The loan was amended in December 2000 to extend the maturity to October 1, 2002. The unsecured notes to Mr. Hough totaling $3.5 million were paid off in May 2001 with the net proceeds from the 2001 Debentures.

11. CREDIT RISK CONCENTRATION, OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES

Loans Outside Florida

The majority of the loans outside Florida are located in the states of California, Texas, Georgia, and in the northeastern United States. At December 31, 2002, the composition of our loan portfolio, including loans held for sale, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

State	Amount	Percent of Total
Florida	$1,398,830	92.44%
New England (1)	26,583	1.76
California	12,806	0.85
All other (none greater than $10,000)	75,066	4.95

Total	$1,513,285	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Off-Balance-Sheet Items

Financial instruments with off-balance-sheet risk at December 31 2002 were limited to commitments to extend credit, commercial and standby letters of credit and unfunded lines of credit, all made in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and interest-rate risks that are not recognized in the accompanying consolidated balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the financial instruments discussed above is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 2002, is as follows ($ in thousands):

Contractual Amount
Commitments to extend credit	$202,709
Unfunded lines of credit	154,868
Commercial and standby letters of credit	6,601

Total	$364,178

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

Commercial and standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. Outstanding, unsecured standby letters of credit at December 31, 2002, totaled approximately $6.6 million.

Commitments

We have entered into a number of non-cancelable operating leases primarily for branch banking locations. In addition, during December 2002, we began leasing various equipment under capital leases which expire in 2005.

The present value of equipment under capital leases totals $1,053,000 as of December 31, 2002, payable at $376,000 per year through December 31, 2005.

Future minimum lease payments at December 31, 2002 are as follows ($ in thousands):

Operating Leases
2003	$4,821
2004	3,872
2005	2,888
2006	2,627
2007	2,369
Thereafter	12,485

Gross operating lease commitments	29,062
Less-sublease rentals	(588)

Net lease commitments	$28,474

Total rent expense for the years ended December 31, 2002, 2001 and 2000, was $7.2 million, $5.6 million, and $5.6 million, respectively. Total rental income from subleases for the years ended December 31, 2002, 2001 and 2000, was $368,000, $558,000, and $1.1 million, respectively. In addition, we are obligated to make processing payments in relation to our computer facilities of approximately $1.8 million in 2003.

Contingencies

Trustee for Atlantic International Mortgage Co. v. Republic Bank:

The Bank was named as a defendant in a complaint filed on November 20, 2002, in the United States Bankruptcy Court for the Middle District of Florida, in Tampa. The plaintiff is the trustee of three affiliated entities (the “Debtors”) that were part of a now-discontinued mortgage warehouse lending program. The Debtors have filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 21, 2000. Prior to filing for such relief, the Debtors, through lines of credit and other forms of indebtedness, borrowed amounts in excess of $11 million from the Bank. The Bankruptcy Code provides that certain transfers of property by a debtor may be avoided if such transfers were made within the 90 days prior to the Bankruptcy filing and the transfer provides the creditor more than it would have received under Chapter 7 of the Bankruptcy Code. The plaintiff alleges that the Bank received payments in or obtained an interest in approximately $3.5 million of funds and real estate collateral that were avoidable pursuant to the Bankruptcy Code because such events occurred within the 90 day preference period. The plaintiff further alleges that after the Debtors had filed for relief under the Bankruptcy Code the Bank received payments or interests in funds and real estate collateral of a value of approximately $806,000 that were not authorized pursuant to the Bankruptcy Code. As a result, the plaintiff has requested that the foregoing transfer from the Debtors to the Bank be avoided, that the Bank return such payments and collateral, and any other relief that is appropriate.

The lawsuit was filed one day before the expiration of the applicable statute of limitations. The Bank was not approached about the matters raised in the complaint prior to the complaint being filed. Management believes there may be certain defenses to the claims made, including most significantly, a defense that the alleged transfers to the Bank did not constitute preferences avoidable under bankruptcy law because the Bank was a valid and perfected secured creditor. Evaluation of the claim and the Bank’s defenses is ongoing and management has not reached any conclusion concerning the merits of this lawsuit.

James Baker, et al v. Republic Bank:

The Bank was notified on February 21, 2003 that it had been named as one of 35 investor defendants in a class action lawsuit filed on behalf of several Missouri residential real estate owners or borrowers. The plaintiffs obtained second mortgage High LTV Loans from Century Financial, Inc. (“Century”), during the 1997-1998 timeframe. During this period, Republic purchased 112 loans from Century totaling approximately $5.4 million. The plaintiffs allege that Century charged illegal loan origination fees and closing costs in violation of the Missouri Second Mortgage Loans Act. Under the purchase agreement with Century, all fees and costs collected by Century were retained by them. The plaintiffs are seeking both actual and punitive damages. The Bank has not at this point reached any conclusion regarding the validity of such lawsuit.

Peak Partners, L.P. v. Republic Bank:

The plaintiff in this case purchased certain mortgage-backed notes with a face amount of $7.5 million that were collateralized by High LTV Loans and issued by Keystone Owner Trust 1998-P2. The Bank is the servicer of record for the mortgages underlying the trust. The plaintiff later sold its investment for an amount higher than its purchase price. The plaintiff is alleging that a correction made to the amounts remitted by the mortgage holders diminished the value of its investment and is seeking $500,000 in damages. The lawsuit, which includes claims for negligence, negligent misrepresentation and fraud, is pending in the United States District Court for the District of New Jersey-Trenton Vicinage. Discovery is continuing in this matter. The Bank believes the lawsuit to be without merit.

The Bank intends to respond appropriately to the three lawsuits described and vigorously protect its interests. However, at this time, the Bank cannot conclude whether or not it will prevail in such litigation. We also are subject to various other legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such other proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations.

12. EMPLOYEE BENEFIT PLANS:

We have a 401(k) retirement plan that covers substantially all employees. Our contributions were $482,000, $214,000, and $230,000 in the years ended December 31, 2002, 2001 and 2000, respectively.

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

The table below illustrates the estimated fair value of our financial instruments using the assumptions described above ($ in thousands):

	December 31,
	2002	2001
Financial Assets:
Cash and due from banks	$51,162	$65,370
Interest bearing deposits in banks	14,061	11,828
Federal funds sold	11,588	14,925
Securities	827,923	835,019
Loans	1,561,851	1,445,348
Mortgage servicing rights	5,864	12,865
Financial Liabilities:
Deposits	2,096,398	2,157,610
Securities sold under agreements to repurchase	29,860	34,169
FHLB advances	172,240	52,251
Convertible subordinated debt	29,332	29,287

14. STOCKHOLDERS’ EQUITY:

Dividends

Florida statutes limit the amount of dividends we can pay in any given year to that year’s net income plus retained net income from the two preceding years. Additionally, we cannot pay dividends if payment would cause us to be undercapitalized as defined by federal regulations.

Under the Florida Financial Institutions Code, the prior approval of the Department is required if the total of all dividends declared by a bank in any calendar year exceeds the sum of the bank’s net profits for that year and its retained net profits for the preceding two years. As of January 1, 2003, there was a net retained profit for dividend payment purposes of $658,000. The holding company had $8.5 million of unrestricted cash available to it for debt service. Our annual debt service requirement is approximately $4.7 million per year.

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

Non-qualified Stock Options

The board of directors may grant up to 25,000 nonqualified options each year. As of December 31, 2002, 146,590 of such options were outstanding. The per share exercise price of each stock option is determined by the board of directors at the date of grant, vesting over a five year period.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan for certain key employees. In 1995, the stockholders adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the “Plan”) as a replacement for the 1994 Stock Option Plan. The total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the board of directors (the “Committee”). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. In the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. As of December 31, 2002, any performance options previously granted had all either been exercised or had expired.

Upon the grant of an option to a key employee, the Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value at the date of the option grant. As of December 31, 2002, 598,210 options remained outstanding under this plan, with 135,624 shares available to be granted at a future time.

1997 Stock Appreciation Rights Plan

On October 21, 1997, the board of directors approved a Stock Appreciation Rights Plan (the “SAR Plan” and “SARs”). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of our common stock at the time of exercise, over the fair market value of a share of our common stock at date of grant, times the number of rights exercised. As of December 31, 2002, 11,200 SARs granted at the then current market value of $26.675 remained outstanding. No more than 20% of the SARs may vest annually, beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant.

We record compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SARs. As of December 31, 2002 and 2001, there had been no appreciation of our common stock over the fair market value at date of grant. Therefore, compensation expense has been recorded only for those rights which have been exercised.

Aggregate Stock Option Activity

We have adopted SFAS No. 123 for disclosure purposes only. The fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions (weighted averages) for 2002, 2001 and 2000: risk-free interest rate of 3.4%, 4.5% and 5.1%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 25.5% for 2002, 32.1% for 2001 and 41.1% for 2000. The approximate fair value of the stock options granted in 2002, 2001, and 2000 is $1.5 million, $806,000 and $1.3 million, respectively, which would be amortized as compensation expense over the five year vesting period of the options.

Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, our net income (loss) and earnings (loss) per share, as reported, would have been the following pro forma amounts ($ in thousands except share data):

	2002	2001	2000
Net income (loss)
As reported	$4,779	$(3,898)	$(4,598)
Pro forma	3,274	(5,903)	(5,962)
Net income (loss) per share-basic
As reported	0.42	(0.37)	(0.46)
Pro forma	0.29	(0.55)	(0.59)
Net income (loss) per share-diluted
As reported	0.42	(0.37)	(0.46)
Pro forma	0.29	(0.55)	(0.59)

A summary of the status of our stock option plans at December 31, 2002, 2001 and 2000, and for the years then ended is presented in the table below:

	2002		2001		2000
	Shares	Wtd. Avg. Exer. Price	Shares	Wtd. Avg. Exer. Price	Shares	Wtd. Avg. Exer. Price
Fixed Options
Outstanding—beg. of year	627,860	$16.54	645,317	$16.86	539,557	$19.09
Granted	254,540	19.64	112,300	16.46	221,100	12.11
Exercised	(62,720)	13.17	(29,350)	12.19	(100)	10.88
Forfeited/Expired	(74,880)	20.71	(100,407)	19.79	(115,240)	18.19

Outstanding—end of year	744,800	17.46	627,860	16.54	645,317	16.86

Exercisable—end of year	389,670	17.63	332,356	18.16	308,557	18.42
Wtd. avg. fair value of options granted		5.83		7.18		5.78

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price
$ 8.75–12.93	154,310	7.25	$11.58	96,274	$11.58
12.94–19.59	310,200	7.45	16.17	174,698	15.66
20.00–28.94	280,290	8.50	22.31	118,698	25.45

15. EARNINGS (LOSS) PER SHARE:

Net Income (Loss) Per Common and Common Equivalent Share

Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if stock options, with an exercise price greater than the average market price for the period, had been exercised at that average market price, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Also, the calculation includes the shares that would have been issued from the conversion of our perpetual preferred convertible stock (in 2001) and the convertible subordinated debentures, if they had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). The effect of the convertible subordinated debentures to common stock in 2002 was antidilutive, therefore, those shares are excluded from diluted earnings per share. Basic earnings (loss) per common share was computed by dividing net income (loss) less dividends paid on the perpetual preferred convertible stock (in 2001) by the weighted average number of shares of common stock outstanding during the year.

In a year in which a loss occurs, diluted and basic earnings per share are identical, therefore no reconciliation for the 2001 and 2000 fiscal years are presented. The table below reconciles the calculation of diluted and basic earnings per share for 2002 ($ in thousands, except share data):

	2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share
Basic	$4,779	11,372,461	$0.42
Stock options	—	93,348	—

Diluted	$4,779	11,465,809	$0.42

During 2002, there were 285,850 stock options and 1,794,862 shares related to convertible subordinated debt which would have been antidilutive. During 2001, there were 627,860 stock options, 1,794,872 shares related to convertible subordinated debt which would have been antidilutive. During 2000, there were 645,317 stock options, 833,334 shares related to convertible subordinated debt and 750,000 shares related to convertible preferred stock, which would have been antidilutive.

16. REGULATORY CAPITAL REQUIREMENTS:

We are required to comply with the three basic measures of capital adequacy established by the Federal Reserve and the FDIC, two of which are risk-based measures and the third a leverage measure. All three applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with minimum guidelines. Failure to meet capital guidelines could subject a bank or holding company to a variety of enforcement remedies, including among other things issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on our business. Substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations.

The minimum requirement for a bank to be considered “adequately capitalized” is a total or risk-based ratio of 8.0%, a tier 1 to risk-weighted asset ratio of 4.0% and a tier 1 (leverage) capital ratio of 4.0%. To be considered a “well-capitalized” bank requires a total capital ratio of 10.0%, a tier 1 to risk-weighted asset ratio of 6.0%, and a tier 1 (leverage) capital ratio of 5.0%. The Bank exceeded the requirements for a “well-capitalized” bank at December 31, 2002.

For bank holding companies, the Federal Reserve has established a minimum tier 1 (leverage) ratio of 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a tier 1 (leverage) ratio of 3.0%, plus an additional margin of 100 to 200 basis points. The holding company guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s capital ratios exceeded Federal Reserve guidelines at December 31, 2002.

The table which follows sets forth the amounts of capital and capital ratios as of December 31, 2002 and 2001, and the applicable regulatory minimums ($ in thousands):

	Company		Bank
	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Risk-Based Capital:
Tier 1 Capital
Actual	$184,133	11.58%	$203,856	12.81%
Minimum required to be “Adequately Capitalized”	63,625	4.00	63,650	4.00
Excess over minimum to be “Adequately Capitalized”	120,508	7.58	140,206	8.81
To be “Well Capitalized”	N/A	N/A	95,475	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	108,381	6.81

Total Capital
Actual	$233,887	14.70%	$224,263	14.09%
Minimum required to be “Adequately Capitalized”	127,250	8.00	127,301	8.00
Excess over minimum to be “Adequately Capitalized”	106,637	6.70	96,962	6.09
To be “Well Capitalized”	N/A	N/A	159,126	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	65,137	4.09

Tier 1 Capital to Total Assets (Leverage):
Actual	$184,133	7.37%	$203,856	8.17%
Minimum required to be “Adequately Capitalized”	99,887	4.00	99,843	4.00
Excess over minimum to be “Adequately Capitalized”	84,246	3.37	104,013	4.17
To be “Well Capitalized”	N/A	N/A	124,803	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	79,053	3.17

As of December 31, 2001:
Risk-Based Capital:
Tier 1 Capital
Actual	$175,190	11.90%	$192,808	13.11%
Minimum required to be “Adequately Capitalized”	58,889	4.00	58,842	4.00
Excess over minimum to be “Adequately Capitalized”	116,301	7.90	133,966	9.11
To be “Well Capitalized”	N/A	N/A	88,263	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	104,545	7.11

Total Capital
Actual	$223,402	15.17%	$211,693	14.39%
Minimum required to be “Adequately Capitalized”	117,778	8.00	117,684	8.00
Excess over minimum to be “Adequately Capitalized”	105,624	7.17	94,009	6.39
To be “Well Capitalized”	N/A	N/A	147,105	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	64,588	4.39

Tier 1 Capital to Total Assets (Leverage):
Actual	$175,190	7.21%	$192,808	7.94%
Minimum required to be “Adequately Capitalized”	97,212	4.00	97,161	4.00
Excess over minimum to be “Adequately Capitalized”	77,978	3.21	95,647	3.94
To be “Well Capitalized”	N/A	N/A	121,451	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	71,357	2.94

17. RELATED PARTY TRANSACTIONS:

Related Party Transactions with Mr. William R. Hough

Mr. William R. Hough, is chairman of the board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment banking firm. A summary of the transactions with Mr. Hough, his immediate family members and his affiliates is as follows:

Securities Purchases and Sales; Investment Services

During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. During 2002, 2001 and 2000, we purchased $474.5 million, $725.6 million and $114.8 million respectively, of securities through WRHC and sold $242.6 million, $285.9 million and $41.2 million of securities through WRHC. We also periodically purchase securities under agreement to repurchase at a rate based on the prevailing federal funds rate and one-eighth of one percent, per an agreement entered into on August 15, 1995. There were no such securities purchased from WRHC during 2002, 2001 and 2000.

WRHC offered sales of insurance and mutual fund products and investment advisory services on our premises. Previously we were paid a commission based on the net profits earned from sales of investment products on our premises. For 2002, that arrangement was amended so that commissions paid to us would be based on gross revenues. Fee income earned from this relationship was $213,160, $190,700 and $250,400 during 2002, 2001 and 2000, respectively. This agreement expired on October 31, 2002. The Company and WRHC did not renew the agreement.

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

Loans from Mr. Hough

In 2000, we had borrowed from Mr. Hough, individually, $3.5 million on an unsecured, revolving line of credit basis and $1.5 million via term subordinated debt. The proceeds were used for holding company debt service. On May 8, 2001, we repaid both obligations in full.

Loans to Mr. Hough and His Related Interest

In November 1999, the Bank made a $4.2 million loan to WRH Mortgage, Inc., an affiliate of Mr. Hough. The Bank had retained $2.8 million of the loan with the remainder participated to another financial institution on a non-recourse basis. The loan was repaid in full on December 11, 2002.

Related Party Transactions with Other Directors and Executive Officers

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. Loans and commitments to lend to those persons were comprised of three loans, each with a balance of less than $100,000. One loan was made to finance a personal residence, the second was a commercial business line of credit and the third was an overdraft protection line. All loans were current as to payment of principal and interest and were made in the ordinary course of business, upon substantially the same terms as offered to non-affiliated borrowers.

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Republic Bancshares, Inc.

Parent-Only Condensed Balance Sheets

($ in thousands)

	As of December 31,
	2002	2001
Assets
Cash	$8,486	$8,956
Investment in wholly-owned subsidiaries	233,349	219,678
Other assets	456	1,964

Total assets	$242,291	$230,598

Liabilities
Convertible subordinated debt	$29,332	$29,287
Junior subordinated debt to subsidiary	28,750	28,750
Accrued interest on debt	525	524

Total liabilities	58,607	58,561

Stockholders’ Equity
Common stock	22,796	22,671
Capital surplus	129,757	129,056
Retained earnings	22,521	17,639
Net unrealized gain (loss) on available
for sale securities, net of tax	8,610	2,671

Total stockholders’ equity	183,684	172,037

Total liabilities & stockholders’ equity	$242,291	$230,598

Republic Bancshares, Inc.

Parent-Only Condensed Statements of Operations

($ in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Operating Income:
Dividends from bank subsidiary	$—	$6,412	$854
Other income	—	—	—

Total income	—	6,412	854

Operating Expenses:
Interest expense	4,761	4,832	4,814
Other expenses	2	304	11

Total expenses	4,763	5,136	4,825

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	(4,763)	1,276	(3,971)
Income tax (benefit)	(1,920)	(1,964)	(1,885)

Income (loss) before equity in undistributed net income (loss) of subsidiary	(2,843)	3,240	(2,086)
Equity in undistributed net income (loss) of subsidiary	7,622	(7,138)	(2,512)

Net income (loss)	$4,779	$(3,898)	$(4,598)

Republic Bancshares, Inc.

Parent-Only Condensed Cash Flow Statements

($ in thousands)

	For the Years Ended December 31,
	2002	2001	2000
Operating Activities:
Net income (loss)	$4,779	$(3,898)	$(4,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiary	(7,622)	7,138	2,512
Expense (income) on nonqualifying/performance options	104	22	(46)
Amortization of issuance costs	45	31	28
Net Decrease (increase) in other assets	1,508	2,730	(1,889)
Net increase in other liabilities	1	194	4

Net cash provided by (used in) operating activities	(1,185)	6,217	(3,989)

Investment Activities:
Equity investment in banking subsidiary	(111)	(26)	41
Return of investment from savings bank	—	—	—

Net cash provided by (used in) investing activities	(111)	(26)	41

Financing Activities:
Proceeds from issuance of debt	—	14,544	4,500
Repayment of debt	—	(13,083)	(3,334)
Proceeds from exercise of stock options	826	358	1
Dividends on perpetual preferred convertible stock	—	(132)	(264)

Net cash provided by (used in) financing activities	826	1,687	903

Net increase (decrease) in cash and cash equivalents	(470)	7,878	(3,045)
Cash and cash equivalents, beginning of year	8,956	1,078	4,123

Cash and cash equivalents, end of year	$8,486	$8,956	$1,078

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Dated: March 17, 2003	By:	/s/ WILLIAM R. KLICH
William R. Klich President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Klich and William R. Falzone and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	DATE	TITLE

/S/ WILLIAM R. KLICH William R. Klich	March 17, 2003	President, and Chief Executive Officer (principal executive officer)

/S/ WILLIAM R. FALZONE William R. Falzone	March 17, 2003	Treasurer (principal financial and accounting officer)

/S/ WILLIAM C. BALLARD William C. Ballard	March 17, 2003	Director

/S/ MARLA M. HOUGH Marla M. Hough	March 17, 2003	Director

/S/ WILLIAM R. HOUGH William R. Hough	March 17, 2003	Director

/S/ ALFRED T. MAY Alfred T. May	March 17, 2003	Director

/S/ WILLIAM J. MORRISON William J. Morrison	March 17, 2003	Director

/S/ ADELAIDE A. SINK Adelaide A. Sink	March 17, 2003	Director

/S/ CHARLES J. THAYER Charles J. Thayer	March 17, 2003	Director

Certification

I, William R. Klich, Chief Executive Officer certify that:

1.	I have reviewed this annual report on Form 10-K of Republic Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By:	/S/ WILLIAM R. KLICH
Name: William R. Klich Title: Chief Executive Officer

Certification

I, William R. Falzone, Chief Financial Officer certify that:

1.	I have reviewed this annual report on Form 10-K of Republic Bancshares, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions);

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	By:	/S/ WILLIAM R. FALZONE
Name: William R. Falzone Title: Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and restated Articles of Incorporation of Republic (1)

3.2	By-Laws of Republic (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Indenture dated as of December 18, 1996, among Republic and Southtrust Bank of Florida, N.A. as Trustee, including the form of specimen 6% convertible subordinated debenture (2)

4.3	Republic’s 1995 Stock Option Plan, as amended (3)

4.4	Form of Indenture, among Republic and Wilmington Trust Company, as Trustee, including the form of specimen junior subordinated debenture (4)

4.4	Indenture, dated as of September 17, 1999, between Republic and U.S. Trust Bank National Associated, as Trustee (5)

4.5	Indenture, dated as of May 8, 2001, among Republic and U.S. Trust Bank National Association, as Trustee, including the form of 7% convertible subordinated debenture (6)

10.1	Trust Agreement, dated as of May 29, 1997, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.2	Form of Amended and Restated Trust Agreement, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

12.1	Ratio of Earnings to Fixed Charges (6)

21.1	List of Subsidiaries (7)

23.1	Independent Auditors’ Consent

23.2	Explanation concerning absence of current written consent of Arthur Andersen LLP

24.1	Power of Attorney (see signature page)

(1)	Incorporated by reference to Republic’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995

(2)	Incorporated by reference to Republic’s Amendment No. 1 to Registration Statement on Form S-2 File No. 333-32151, filed October 31, 1997

(3)	Incorporated by reference to Republic’s Registration Statement on Form S-8, filed March 3, 1999

(4)	Incorporated by reference to Republic’s Registration Statement on Form S-2, File Nos. 333-28213 and 333-2813-01, filed May 30, 1997

(5)	Incorporated by reference to Republic’s Registration Statement on Form S-3, filed November 18, 1999

(6)	Incorporated by reference to Republic’s Registration Statement on Form S-3, File No. 333-101672, filed December 5, 2002

(7)	Incorporated by reference to Republic’s Annual Report on Form 10-K/A filed April 13, 1998