Form 10-Q
period 2003-03-31
REPUBLIC BANCSHARES INC
filed 2003-05-09
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2003

Commission file number 0-27652

REPUBLIC BANCSHARES, INC.

(Exact Name of Registrant As Specified In Its Charter)

FLORIDA	59-3347653
(State of incorporation)	(IRS Employer Identification No.)

111 2nd Avenue N.E., St. Petersburg, FL	33701
(Address of Principal Office)	(Zip Code)

(727) 823-7300

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes  ☒  No  ☐

At May 1, 2003, 11,448,049 shares of the registrant’s $2.00 par value common stock were outstanding.

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

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact our future earnings, include many factors that are beyond our ability to control or estimate precisely. Some factors include: the adequacy of our loan loss allowance; the potential effect on results of operations from an unfavorable outcome from several pending legal contingencies; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein.

i

REPUBLIC BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS – March 31, 2003 and December 31, 2002

($ in thousands, except share data; unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$56,064	$51,162
Interest bearing deposits in banks	14,476	14,061
Federal funds sold	6,616	11,588

Cash and cash equivalents	77,156	76,811
Securities:
Available for sale	856,372	820,108
Trading	7,777	7,815
FHLB stock	15,786	15,261
Loans held for sale	38,438	37,416
Loans	1,506,201	1,475,869
Allowance for loan losses	(27,795)	(27,987)

Net loans	1,478,406	1,447,882
Premises and equipment, net	38,485	38,508
Other real estate owned, net	17,035	16,787
Accrued interest receivable	10,052	10,622
Goodwill	2,726	2,726
Premium on deposits	14,938	15,630
Other assets	34,873	36,783

Total assets	$2,592,044	$2,526,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$187,115	$162,716
Interest checking	212,651	204,743
Money market	397,015	393,823
Savings	189,968	180,435
Time deposits	1,170,686	1,127,999

Total deposits	2,157,435	2,069,716
Securities sold under agreements to repurchase and other borrowings	36,193	30,913
FHLB advances	147,238	172,240
Convertible subordinated debt	29,344	29,332
Other liabilities	10,810	11,714

Total liabilities	2,381,020	2,313,915

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par; 20,000,000 shares authorized; 11,430,459 and 11,398,059 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively.)	22,861	22,796
Capital surplus	130,272	129,860
Retained earnings	23,896	22,418
Accumulated other comprehensive income	5,245	8,610

Total stockholders’ equity	182,274	183,684

Total liabilities and stockholders’ equity	$2,592,044	$2,526,349

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share data; unaudited)

	For the Three Months Ended March 31,
	2003	2002
INTEREST INCOME:
Loans	$23,525	$25,638
Securities	8,402	11,114
Federal funds sold & other investments	217	299

Total interest income	32,144	37,051
INTEREST EXPENSE:
Deposits	11,745	17,102
Securities sold under agreement to repurchase & other borrowings	79	127
FHLB advances	707	418
Holding company debt	537	536

Total interest expense	13,068	18,183

NET INTEREST INCOME	19,076	18,868
PROVISION FOR LOAN LOSSES	648	1,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,428	17,768
NONINTEREST INCOME:
Service charges on deposit accounts	1,553	1,606
Loan service fees	(301)	(61)
Other loan fee income	512	568
Gains on loans & securities, net	2,440	517
Other operating income	393	637

Total noninterest income	4,597	3,267
NONINTEREST EXPENSES:
Salaries and employee benefits	10,010	9,965
Net occupancy expense	3,371	3,082
Advertising and marketing	112	189
Data & item processing fees and services	1,577	1,613
Loan collection costs	97	270
Other operating expenses	2,824	2,591
ORE expense, net	549	(61)
Amortization of premium on deposits	692	692

Total noninterest expenses	19,232	18,341
Income before income taxes & minority interest	3,793	2,694
Income tax expense	1,436	1,027

Income before minority interest	2,357	1,667
Minority interest in income from subsidiary trust, net of tax	(421)	(421)

NET INCOME	$1,936	$1,246

PER SHARE DATA:
Net income per common share – basic	$0.17	$0.11

Net income per common & common equivalent share – diluted	$0.17	$0.11

Weighted average common shares outstanding – basic	11,418,455	11,336,944

Weighted average common & common equivalent shares outstanding – diluted	11,523,480	11,373,337

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

THE THREE MONTHS ENDED MARCH 31, 2003

($ in thousands, except share data; unaudited)

	Common Stock		Capital	Retained	Gain/(Loss) on Available for Sale
	Shares Issued	Amount	Surplus	Earnings	Securities	Total
Balance, December 31, 2001	11,335,339	$22,671	$129,056	$17,639	$2,671	$172,037
Net income	—	—	—	4,779	—	4,779
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	5,939	5,939
Exercise of stock options	62,720	125	701	—	—	826
Other, net	—	—	103	—	—	103

Balance, December 31, 2002	11,398,059	22,796	129,860	22,418	8,610	183,684
Net income	—	—	—	1,936	—	1,936
Changes in fair value of available for sale securities net of tax effect	—	—	—	—	(3,365)	(3,365)
Dividends paid	—	—	—	(458)	—	(458)
Exercise of stock options	32,400	65	412	—	—	477

Balance, March 31, 2003	11,430,459	$22,861	$130,272	$23,896	$5,245	$182,274

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands; unaudited)

	For the Three Months Ended March 31,
	2003	2002
Net income	$1,936	$1,246
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	(2,477)	(3,523)
Less reclassification adjustment for gains realized in net income (loss), net of taxes	(888)	(134)

Net unrealized gains (losses)	(3,365)	(3,657)

Comprehensive income (loss)	$(1,429)	$(2,411)

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	For the Three Months Ended March 31,
	2003	2002
OPERATING ACTIVITIES:
Net income	$1,936	$1,246
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for loan losses	648	1,100
Depreciation of property and equipment and amortization of premium on deposits	2,058	2,035
Amortization of loan premiums / discounts & MSRs	(807)	(321)
(Gain) on sale of loans and securities, net	(2,440)	(88)
Loss (gain) on sale of other real estate owned	47	(193)
(Gain) on disposal of premises and equipment	(15)	(7)
Deferred income tax provision	2,095	2,860
Net decrease (increase) in other assets	927	(3,582)
Net (decrease) in other liabilities	(904)	(3,182)

Net cash provided by (used in) operating activities	3,545	(132)

INVESTING ACTIVITIES:
Net (increase) in loans	(31,820)	(48,056)
Proceeds from sales and maturities of securities	153,672	71,268
Principal repayment on securities	29,144	83,268
Purchase of securities available for sale	(221,062)	(178,469)
(Purchase) of FHLB stock	(525)	(2,093)
(Purchase) of premises & equipment, net	(1,368)	(70)
Proceeds from sale of other real estate owned	640	2,652

Net cash used in investing activities	(71,319)	(71,500)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	87,738	(1,129)
Net increase in repurchase agreements	5,363	5,432
Proceeds (repayments) from FHLB advances, net	(25,001)	54,997
Proceeds from issuance of common stock	477	121
Dividends on common stock	(458)	—

Net cash provided by financing activities	68,119	59,421

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	345	(12,211)
CASH & CASH EQUIVALENTS, beginning of period	76,811	92,123

CASH & CASH EQUIVALENTS, end of period	$77,156	$79,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$8,914	$12,046
Cash paid during the period for income taxes	549	21

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank”, including its subsidiary Republic Insurance Agency) and RBI Capital Trust I (“RBI”), are in conformity with accounting principles generally accepted in the United States of America and prevailing practices within the financial services industry.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

Our consolidated financial statements include the accounts of the Company, RBI, and the Bank. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank and its’ wholly-owned subsidiaries. The Bank’s primary source of revenue is derived from net interest income on earning assets and from fees and charges on loans and deposits.

These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Form 10-K for the year ended December 31, 2002. The results for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the March 2003 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

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

Intangible assets subject to amortization are comprised of premium on deposits and mortgage servicing rights, including the excess servicing interest-only strips and unearned income from sale of servicing rights. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for the three months ended March 31, 2003 and each of the five succeeding years ($ in thousands):

	Premium on Deposits		Mortgage Servicing Rights Net Carrying Value
	Gross Carrying Amount	Accumulated Amortization
	$27,673	$(12,735)	$5,892

Estimated amortization:
For the nine months ending December 31, 2003		$2,075	$1,300
For the years ending December 31:
2004		2,767	1,449
2005		2,767	1,104
2006		2,767	844
2007		2,767	651
2008		1,795	450

SFAS No. 147 – Acquisitions of Certain Financial Institutions (an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9)

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions (an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9)”. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72 and FASB Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB statements No. 141 and 142. The provisions of SFAS No. 147 are effective for acquisitions with an acquisition date on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material effect upon the Company’s financial position or results of operations.

FASB Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material effect upon the Company’s results of operations or financial position.

FASB Interpretation No. 46 – Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. Interpretation 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of Interpretation 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation 46 did not have a material effect upon the Company’s results of operations of financial position.

SFAS No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)”. This standard amends the transition and disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for recognizing expense associated with the granting of stock options. In addition, SFAS No. 148 improves the disclosure about the pro forma effects of using the fair value based method of accounting for stock based compensation for all companies, regardless of the accounting method used. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 31, 2002. The Company has not yet determined the timing or the selection of one of the alternate methods for expensing the value of stock options.

2. EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the convertible subordinated debentures had been converted to common stock earlier in the year or the issue date (i.e., the if converted method.) Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

The Company did not grant any stock options during the period ended March 31, 2003 and, as such, there was no expense associated with stock option activity included in results of operations.

The table below reconciles the calculation of the diluted and basic earnings per share for 2003 and 2002 ($ in thousands, except share data):

	For the Three Months Ended March 31,
	2003			2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Earnings Per Share
Net income attributable to common stockholders	$1,936	11,418,455	—	$1,246	11,336,944	—
Basic earnings per share			$0.17			$0.11
Options exercised during the period-incremental effect prior to exercise		3,439				—
Weighted average options outstanding (1)	—	101,586	—	—	36,393	—

Diluted earnings per share	$1,936	11,523,480	$0.17	$1,246	11,373,337	$0.11

(1) For the period ended March 31, 2003 and 2002, respectively, there were 711,800 and 579,460 of stock options and 1,794,861 and 1,794,861 shares from conversion of convertible subordinated debentures which were anti-dilutive.

3. SECURITIES

Our securities totaled $864.2 million at March 31, 2003 and were comprised primarily of mortgage-backed securities (“MBS”) with a lesser amount of U.S. Treasury and federal agency securities and revenue bonds. Included were $856.4 million of securities classified as available for sale and $7.8 million of securities classified as trading assets. The market values assigned to the securities classified as available for sale were determined using market quotations at March 31, 2003.

Included in the trading asset category were $6.4 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans in 1997 and 1998 (the “Residuals”) and $1.4 million of excess servicing interest-only strips on mortgage servicing rights. These trading assets were valued using a present value of cash flows technique. The Residuals are valued in much the same way as are the excess servicing interest-only strips on pools of first lien mortgage loans but also carry an additional element of credit risk. High LTV loans are mortgage loans underwritten to borrowers primarily for debt consolidation purposes where the combined loan-to-value ratio generally exceeds 100%. These loans have performed with an annual loss rate significantly in excess of loss rates for first lien mortgage loans. The market for High LTV-related assets is illiquid and there are no readily observable market prices that can be relied on to value these trading assets. The three key assumptions used in the valuation are the discount rate, the expected loss ratio and the expected prepayment speed. These assets are valued at least quarterly with any valuation adjustment reflected as a trading gain or loss included in “Gains on loans and securities, net” in the statement of operations.

The key assumptions used and the resultant valuations of the residuals and excess servicing interest-only strips on mortgage servicing rights at March 31, 2003 were as follows ($ in thousands):

	December 1997 Securitization (“1997-1”)	June 1998 Securitization (“1998-1”)	Excess Servicing Interest-only Strips
Collateral amount	$13,334	$67,452	$162,536
Discount rate	15.00%	20.00%	8.00%
Wtd. avg. remaining life (years)	2.13	2.29	2.08
Cumulative lifetime default rate(1)	16.87%	15.63%	N/A
Prepayment speed	38.00%	36.00%	35.00%
Market value	2,662	3,751	1,364

(1) Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

4. LOANS

Loans at March 31, 2003 and December 31, 2002, are summarized as follows ($ in thousands):

	March 31, 2003	December 31, 2002
Real estate mortgage loans:
One-to-four family residential	$385,361	$382,366
Subprime mortgages	29,276	33,672
Multifamily residential	39,396	38,750
Warehouse lines of credit	118	118
Commercial real estate	568,621	551,934

Mortgage loans secured by first liens held in portfolio	1,022,772	1,006,840
Commercial (business) loans	150,851	145,634
Home equity loans	295,646	285,256
High LTV Loans	19,606	21,393
Consumer loans	18,398	18,097

Total gross portfolio loans	1,507,273	1,477,220
Less-allowance for loan losses	(27,795)	(27,987)
Less-premiums and unearned discounts on loans purchased	(505)	(537)
Less-unamortized loan fees, net	(567)	(814)

Total net loans held for portfolio	1,478,406	1,447,882
Residential loans held for sale	38,438	37,416

Net loans held for portfolio & loans held for sale	$1,516,844	$1,485,298

Mortgage loans serviced for others as of March 31, 2003 and December 31, 2002, were $410.8 million and $462.4 million, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $5.9 million and $6.8 million at March 31, 2003 and December 31, 2002, respectively. Loans on which interest was not being accrued at March 31, 2003 and December 31, 2002, totaled approximately $21.4 million and $22.2 million, respectively. Loans past due 90 days or more and still accruing interest at March 31, 2003 and December 31, 2002, totaled $2,000 and $18,000, respectively.

At March 31, 2003, the composition of our loan portfolio, including loans held for sale, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

Based on Amounts	In Florida	Outside of Florida	Total Portfolio
Real estate mortgage loans:
One-to-four family residential	$354,953	$68,846	$423,799
Subprime mortgages	8,250	21,026	29,276
Multifamily residential	33,244	6,152	39,396
Warehouse lines of credit	118	—	118
Commercial real estate	552,375	16,246	568,621

Mortgage loans secured by 1st liens	948,940	112,270	1,061,210
Commercial (business) loans	147,817	3,034	150,851
Home equity loans	284,736	10,910	295,646
High LTV loans	2,121	17,485	19,606
Consumer loans	17,849	549	18,398

Total loans held in portfolio	$1,401,463	$144,248	$1,545,711

As a Percent of Total Loans	In Florida	Outside of Florida
Real estate mortgage loans:
One-to-four family residential	83.8%	16.2%
Subprime mortgages	28.2	71.8
Multifamily residential	84.4	15.6
Warehouse lines of credit	100.0	—
Commercial real estate	97.1	2.9

Mortgage loans secured by 1st liens	89.4	10.6
Commercial (business) loans	98.0	2.0
Home equity loans	96.3	3.7
High LTV loans	7.7	89.3
Consumer loans	97.3	3.0

Total loans held in portfolio	90.7%	9.3%

5. ALLOWANCE FOR LOAN LOSSES

In the evaluation of the allowance for loan losses, management segments the loan portfolio into common risk categories and, within those risk categories, between loans of a homogenous nature and loans whose characteristics are non-homogenous. Homogenous types of loans include performing and nonperforming loans secured by first liens on residential properties, home equity loans and other types of consumer loans. Also, included in this category are performing commercial (business) and commercial real estate loans with a total relationship balance of less than $500,000. Each individual grouping of homogenous loans is evaluated for impairment through the assignment of a risk factor to assess the exposure to future loan losses. The loss factors used for these homogenous groupings of loans are based on historical loss statistics and trends in delinquencies, previous and current underwriting standards, loan concentrations in geographic areas or specific industries and loan policies and procedures that may affect future loan collections.

Non-homogenous loans include commercial (business) and commercial real estate loans with a relationship balance of $500,000 or more that are either nonperforming or, are performing and classified as “substandard” or “doubtful” as to repayment. These loans are evaluated individually for impairment based on our expectation of future cash flows from either sale of collateral or recovery of amounts from the borrower.

The loss estimates for the homogenous and non-homogenous loans are consolidated to prepare a comprehensive loss estimate of the entire portfolio.

The allowance for loan losses amounted to $28.0 million and $28.0 million at March 31, 2003 and December 31, 2002, respectively. Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Three Months Ended March 31,
	2003	2002
Balance, beginning of period	$27,987	$31,997
Provision for loan losses	648	1,100
Loans charged-off	(1,267)	(3,473)
Recoveries of loans charged-off	427	624

Net charge-offs	(840)	(2,849)

Balance, end of period	$27,795	$30,248

6. RELATED PARTY TRANSACTIONS

Related Party Transactions with Mr. William R. Hough

Mr. William R. Hough is the Chairman of the Board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. For the three months ended March 31, 2003, we purchased $175.9 million and sold $75.5 million of mortgage-backed securities through WRHC. We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent but there were no purchases of this type during 2003.

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

7. DIVIDEND PAYMENTS, HOLDING COMPANY CASHFLOW AND DEBT SERVICE

On March 25, 2003, the board of directors of the Company declared a cash dividend in the amount of $0.04 per share payable on April 21, 2003 to common stockholders of record at April 7, 2003. On April 29, 2003 the board of directors of the Bank declared a $2.0 million cash dividend payable to the Company on that date.

At the Bank level, Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of March 31, 2003, the Bank had a net surplus for dividend payment purposes of $3.4 million ($1.4 million after deducting the April 29, 2003 cash dividend to the Company). On March 31, 2003 (after deducting the cash used for the dividend payment to common stockholders), the Company had unrestricted cash to be used for debt service totaling $9.4 million ($11.4 million including the April 29, 2003 cash dividend to the Company). The Company’s annual debt service requirement is approximately $4.7 million.

8. LEGAL PROCEEDINGS

We are subject to various legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, in the aggregate, would have a material adverse effect on our financial position or results of operations. For detailed information on our legal proceedings, please refer to Part II, Item 1 of our report on Form 10-Q for the quarter ended March 31, 2003.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands, except share data; unaudited)

	Quarters Ended
	Mar. 2003	Dec. 2002	Sept. 2002	June 2002	Mar. 2002
RESULTS OF OPERATIONS:
Interest income	$32,144	$33,845	$35,911	$36,438	$37,051
Interest expense	13,068	14,698	15,753	16,599	18,183

Net interest income	19,076	19,147	20,158	19,839	18,868
Loan loss provision	648	600	1,650	2,000	1,100

Net interest income after loan loss provision	18,428	18,547	18,508	17,839	17,768
Noninterest income	4,597	3,207	4,107	3,295	3,267
Noninterest expense	19,232	20,239	19,215	18,212	18,341

Income before income taxes
and minority interest	3,793	1,515	3,400	2,922	2,694
Income tax expense	1,436	570	1,373	1,098	1,027
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income (loss)	$1,936	$524	$1,606	$1,403	$1,246

Earnings (loss) per share – diluted	$0.17	$0.05	$0.14	$0.13	$0.11
Weighted average shares outstanding – diluted	11,523,480	11,506,790	11,501,214	13,278,763	11,373,337

BALANCE SHEET DATA (at period-end):
Total assets	$2,592,044	$2,526,349	$2,511,182	$2,477,432	$2,513,164
Securities	864,149	827,923	814,663	822,019	852,659
Loans(including loans held for sale)	1,544,639	1,513,285	1,482,078	1,454,161	1,449,688
Nonperforming assets	38,420	39,010	42,175	42,356	55,899
Allowance for loan losses	27,795	27,987	31,595	30,617	30,248
Deposits	2,157,435	2,069,716	2,148,974	2,058,900	2,129,196
Stockholders’ equity	182,274	183,684	180,646	179,029	169,747
Book value per share (dollars)	15.95	16.12	15.85	15.73	14.96
Tangible book value per share (dollars)	14.89	15.02	14.72	14.56	13.75

SELECTED OPERATING RATIOS:
Return on average assets	0.31%	0.08%	0.26%	0.23%	0.20%
Return on average equity	4.32	1.15	3.57	3.26	2.95
Net interest margin	3.17	3.20	3.47	3.40	3.23
Operating efficiency ratio	76.00	85.60	70.88	77.59	80.01
Loan loss allowance to portfolio loans	1.85	1.90	2.15	2.11	2.09
Loan loss allowance to nonperforming loans	129.97	125.94	137.10	143.16	124.89

CAPITAL RATIOS:
Equity to assets	7.03	7.27	7.20	7.23	6.75
Equity & minority interest to assets	8.14	8.41	8.34	8.39	7.90
Regulatory ratios – Bank:
Tier 1 (leverage)	8.22	8.17	8.28	8.04	8.09
Tier 1 to risk assets	12.61	12.81	13.07	13.09	13.00
Total capital	13.89	14.09	14.35	14.37	14.28
Regulatory ratios – Company:
Tier 1 (leverage)	7.41	7.37	7.49	7.27	7.34
Tier 1 to risk-assets	11.36	11.58	11.84	11.79	11.81
Total capital	14.43	14.70	15.02	15.00	15.00

OTHER DATA (at period-end):
Number of branch banking offices	70	71	72	72	70
Number of full-time equivalent employees	864	858	850	841	885

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	Mar. 2003	Dec. 2002	Sept. 2002	June 2002	Mar. 2002
SELECTED AVERAGE BALANCES & YIELDS/COSTS
Average balances:
Assets:
Loans:
Residential	$438,956	$453,154	$449,063	$451,185	$465,027
Commercial real estate	588,138	584,913	567,976	559,326	554,151
Commercial (business)	161,213	158,452	125,572	124,798	129,291
Consumer & other	328,847	322,978	321,153	315,278	290,910

Total loans	1,517,154	1,519,497	1,463,764	1,450,587	1,439,379
Securities	814,540	791,639	785,762	833,513	830,416
Other earning assets	38,856	41,600	41,694	37,057	48,252
Other assets	163,685	164,129	166,832	173,729	162,937

Total assets	$2,534,235	$2,516,865	$2,458,052	$2,494,886	$2,480,984

Liabilities & Equity:
Non-interest bearing deposits	$166,851	$160,293	$152,876	$146,724	$142,040
Interest-bearing deposits	1,912,701	1,948,339	1,965,797	1,933,900	1,996,464

Total deposits	2,079,552	2,108,632	2,118,673	2,080,624	2,138,504
Borrowings	232,799	188,657	119,555	203,599	131,118
Other liabilities	40,148	39,626	40,477	37,968	40,012

Total liabilities	2,352,499	2,336,915	2,278,705	2,322,191	2,309,634
Total equity	181,736	179,950	179,347	172,695	171,350

Total liabilities & equity	$2,534,235	$2,516,865	$2,458,052	$2,494,886	$2,480,984

Average yields/costs:
Earning assets	5.40%	5.68%	6.19%	6.27%	6.41%
Loans	6.17	6.40	6.82	6.99	7.16
Securities	4.13	4.47	5.21	5.14	5.35
Deposits	2.49	2.74	2.97	3.14	3.47
Other interest-bearing liabilities	2.29	2.60	3.39	2.83	3.32
Total interest-bearing liabilities	2.47%	2.73%	3.00%	3.11%	3.46%
NONPERFORMING ASSETS:
Nonperforming loans:
Residential first lien	$9,260	$9,739	$10,351	$7,965	$10,638
Warehouse lines of credit	118	118	152	152	700
Commercial real estate and multifamily	8,516	8,848	8,822	10,827	10,070
Commercial (business)	2,292	2,196	2,396	1,098	960
Home equity and consumer	737	931	800	732	848
High LTV	462	391	525	612	1,004

Total nonperforming loans (1)	21,385	22,223	23,046	21,386	24,220
Other real estate:
Residential	1,777	1,595	1,290	2,033	812
Commercial	15,258	15,192	17,839	18,937	30,867

Total ORE	17,035	16,787	19,129	20,970	31,679

Total nonperforming assets	$38,420	$39,010	$42,175	$42,356	$55,899

(1) Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	Mar. 2003	Dec. 2002	Sept. 2002	June 2002	Mar. 2002
Loan loss allowance activity
Allowance for loan losses at beginning of period	$27,987	$31,595	$30,617	$30,248	$31,997
Loan discount (net) allocated to/ (from) purchased portfolios	—	—	—	—	—
Provision for loan losses	648	600	1,650	2,000	1,100
Net (charge-offs) recoveries:
Residential first lien	4	35	(59)	(128)	29
Warehouse lines of credit	—	—	—	—	—
Nonconforming first lien mortgages	(1)	—	(70)	(93)	(46)
Commercial real estate/multifamily	—	(3,579)	25	(48)	(2,389)
Commercial (business)	(481)	(260)	(25)	(263)	(153)
Home equity	19	50	69	(157)	(95)
Consumer	(13)	(9)	(8)	(34)	(26)
Other	(31)	(48)	(507)	(858)	(41)
High LTV	(337)	(397)	(97)	(50)	(128)

Net charge-offs	(840)	(4,208)	(672)	(1,631)	(2,849)

Allowance for loan losses at end of period	$27,795	$27,987	$31,595	$30,617	$30,248

Net charge-offs (recoveries) to average loans-annualized:
Residential first lien	—%	(0.03)%	0.06%	0.13%	(0.03)%
Warehouse lines of credit	—	—	—	—	—
Nonconforming first lien mortgages	0.01	—	0.73	0.87	0.38
Commercial real estate/multifamily	—	2.45	(0.02)	0.03	1.72
Commercial (business)	1.19	0.66	0.08	0.84	0.48
Home equity	(0.06)	(8.17)	(0.10)	4.18	0.16
Consumer and other	0.28	0.19	0.16	0.68	0.49
High LTV	6.74	7.17	8.42	12.98	1.79

Net charge-offs to average loans	0.22%	1.11%	0.18%	0.45%	0.79%

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our critical accounting policies, balance sheets, statements of operations, off-balance sheet arrangements and aggregate contractual obligations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

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

Fair Value. Certain financial instruments are recorded at fair value, or, in the case of loan servicing rights and loans held for sale, at the lower of amortized cost or fair value. Unrealized gains and losses may be reflected in results of operations or as an adjustment to equity accounts as applicable. The preferred method of determining fair value is through use of listed market prices, where possible, and we utilize those market quotes whenever available. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, our estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value. The amount of assets on our balance sheet valued using pricing models comprises less than 1% of total assets but the fluctuation in fair value caused by relatively minor changes in the underlying assumptions could result in a material change in the results of operations. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities”.

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

Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3 to the Consolidated Financial Statements—Securities”.

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses which is made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses represents Republic’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 2 and Note 6 in the notes to our consolidated financial statements included elsewhere herein. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. Our provision for loan losses in future periods may differ from provision recorded for the first quarter of 2003.

Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide a valuation allowance, if required. Our deferred tax asset at March 31, 2003, totaled $17.5 million. The Company adopted the actual charge off method for recording loan loss provisions on our federal and state tax returns several years ago. Our allowance for loan losses, which totaled $28.0 million at March 31, 2003, has resulted to a charge against earnings for financial reporting purposes but not for income tax purposes. This factor accounted for 59.8% of our deferred tax asset.

Comparison of Balance Sheets at March 31, 2003 and December 31, 2002

Overview

At March 31, 2003, we had total assets of $2.6 billion, stockholders’ equity of $182.3 million and a stated book value per share of $15.95. At year-end 2002 total assets were $2.5 billion, stockholder’s equity was $183.7 million and stated book value was $16.12. The decline in total equity and book value per share was the result of a $3.4 million or $0.29 per share decline in other comprehensive income, caused by a decline in the market value of the Company’s securities accounted for as available for sale. Loans, net of allowances for loan losses, were $1.5 billion at March 31, 2003, an increase of $30.5 million from December 31, 2002, while total deposits were $2.2 billion, an increase of $87.7 million from year-end 2002.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $864.2 million at March 31, 2003 as compared to $827.9 million at the end of last year. At March 31, 2003, $856.4 million of securities were classified as available for sale, none were in the held to maturity category and $7.8 million of securities were trading assets. These trading assets consisted of $6.4 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $1.4 million in the excess interest-only spread on mortgage servicing rights.

Average total securities for the first three months of 2003 were $814.5 million, down $15.9 million, or 1.9%, from the average during the first three months of 2002. Purchases of new securities in 2003 to replace securities sold and portfolio amortization totaled $221.2 million for the first three months of 2003. The annualized yield on average total securities for the first three months of 2003 was 4.13%, a decrease of 122 basis points from the yield earned in the first three months of 2002. This decline was primarily the result of three factors, including (1) an increase in prepayments to mortgage securities which caused an increase in the amortization of the premiums paid to purchase those securities, (2) purchases of new securities at yields below the portfolio average and, (3) downward repricing of adjustable rate securities.

Loans

Our loan portfolio grew at an average annualized rate of 8.4% in the first three months of 2003. Total loans (including loans held for sale) increased by $32.0 million from year-end 2002 to $1.5 billion at March 31, 2003. Our portfolio of Florida loans grew by $58.3 million or an average annualized rate of 17.4% while the portfolio of loans outside Florida declined by $25.9 million or an average annualized rate of 60.9%. At March 31, 2003, Florida loans comprised 90.7% of the loan portfolio, up from 88.8% at year-end 2002. Loans outside Florida have decreased to 9.3% of the portfolio from 11.2% at December 31, 2002. Management discontinued originating new loans outside Florida in 2000 as part of its strategy to reduce credit risk in the loan portfolio.

By category, commercial business loans increased $5.2 million to $150.9 million and now comprise 10.0% of total loans and commercial real estate loans increased $16.7 million to $568.6 million or 37.7% of total loans. Home equity loans, the Company’s principal consumer lending product, increased $10.4 million to $295.6 million or 19.6% of total loans. Residential loans decreased $1.4 million, primarily from repayments of subprime loans. Most new originations of residential loans during the first quarter of 2003 were fixed rate, all of which are sold to investors.

The annualized yields on residential loans, commercial and commercial real estate loans, and consumer loans for the first three months of 2003 were 6.33%, 6.16%, and 5.97%, respectively, resulting in an annualized yield on the total loan portfolio of 6.17%. The yields on those same categories in the first three months of 2002 were 7.32%, 7.00%, and 7.25%, respectively, resulting in an annualized yield on the total loan portfolio for 2002 of 7.15%. This reflects a decrease of 98 basis points on the annualized yield on the total loan portfolio during the first three months of 2003 compared to the same period in 2002. The decrease in yield resulted primarily from the lower overall interest rate environment. Approximately 65.4% of our loan portfolio is indexed to the prime, LIBOR and Treasury interest rates. The average prime interest rate was 4.25% during the first three months of 2003 compared to 4.75% for the same period of 2002, a decrease of 50 basis points. Short term LIBOR and Treasury rates declined by approximately 65 basis points over the same periods.

Allowance for Loan Losses

The allowance for loan losses amounted to $27.8 million (1.8% of portfolio loans) at March 31, 2003, compared with $28.0 million (1.9% of portfolio loans) at December 31, 2002. Activity to the allowance in 2003 included provisions for loan losses of $648,000 and net loan charge-offs of $840,000. At March 31, 2003, the ratio of the allowance for loan losses to nonperforming loans was 130.0% compared to 125.9% at the end of 2002.

Nonperforming Assets

Nonperforming assets amounted to $38.4 million (1.5% of total assets) at March 31, 2003, compared with $39.0 million (1.5% of total assets) at December 31, 2002, a decrease of $590,000. Commercial real estate nonperformers declined by $332,000 and residential nonperformers declined by $479,000 while ORE balances increased $248,000 to $17.0 million during the three month period ending March 31, 2003. The Company’s largest nonperforming asset, a hotel in Wilmington, Delaware, comprises 32.0% of total nonperforming assets.

Deposits

Total deposits were $2.2 billion at March 31, 2003, an $87.7 million increase from the prior year-end. By category, money market and savings accounts increased by $12.7 million, checking accounts increased by $32.3 million, and time deposits increased by $42.7 million. As of March 31, 2003, the Company had 45.7% of deposits in the lower-costing core deposit categories of checking, savings and money market accounts compared to 45.5% as of December 31, 2002.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on the Bank’s mortgage loan portfolio, decreased by $25.0 million from $172.2 million at the end of 2002 to $147.2 million at March 31, 2003. These borrowings had the following rate and maturity characteristics as of March 31, 2003 ($ in thousands):

	Amount	Weighted Average Rate
Maturing in:
30 days or less – variable	$135,000	1.57%
2-12 months – fixed	5,000	3.78
Over 1 year – fixed	7,238	5.22

Total	$147,238	1.83%

At March 31, 2003, the Bank had total credit line availability with the FHLB equal to 20% of its total assets or $518.4 million of which $147.2 million had been used.

Stockholders’ Equity

Stockholders’ equity was $182.3 million at March 31, 2003, or 7.0% of total assets, compared to $183.7 million or 7.3% of total assets at December 31, 2002. The number of common shares outstanding at March 31, 2003 was 11,430,459. The market value of the available for sale segment of the securities portfolio during the first three months of 2003 decreased relative to the value at the end of 2002, which resulted in a $3.4 million after-tax valuation decrease on securities classified as available-for-sale.

At March 31, 2003, the Bank’s tier 1 (leverage) capital ratio was 8.22%, its tier 1 (risk-based) capital ratio was 12.61%, and its total risk-based capital ratio was 13.89%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at March 31, 2003, were 7.41%, 11.36%, and 14.43%, respectively.

Comparison of Results of Operations for the Three Months Ended March 31, 2003 and 2002

Overview

Net income for the first quarter of 2003, was $1.9 million, or $0.17 per share, (on a diluted basis) compared with income of $1.2 million, or $0.11 per share on the same basis, for the same period in 2002.

Analysis of Net Interest Income (see table on page 21)

Net interest income for the three months ended March 31, 2003, was $19.1 million compared with $18.9 million for the same period last year, a $208,000 or 1.1% increase. Net interest margin in the first quarter of 2003 was 3.17% compared to 3.23% a year ago, a decline of six basis points. Average asset yield decreased by 101 basis points from 6.41% for the same period in 2002 to 5.40% for 2003. The average cost of interest-bearing liabilities decreased by 99 basis points compared to the same period a year ago from 3.46% to 2.47%. The decline in net interest margin was largely caused by an acceleration in mortgage prepayments and continued reductions in the indices used for many short-term earning assets.

Noninterest Income

Noninterest income for the three months ended March 31, 2003, was $4.6 million compared with $3.3 million for the same period in 2002, an increase of $1.3 million. The Company’s residential mortgage operation generated $932,000 in gains on the sale of newly-originated fixed rate loans, a $629,000 or 207.0% increase over last year and gains on the sale of mortgage securities increased by $1.1 million.

The following table reflects the components of noninterest income for the three months ended March 31, 2003 and 2002 ($ in thousands; unaudited):

	For the Three Months Ended March 31,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$1,553	$1,606	$(53)
Loan service fees	(301)	(61)	(240)
Other loan fee income	512	568	(56)
Gains on sale of loans, net	932	303	629
Gains on sale of securities, net	1,423	214	1,209
Market adjustment on trading assets	85	—	85
Other income	393	637	(244)

Total noninterest income	$4,597	$3,267	$1,330

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended March 31, 2003 and 2002 ($ in thousands; unaudited):

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,517,154	$23,525	6.17%	$1,439,379	$25,638	7.16%
Securities	814,540	8,402	4.13	830,416	11,114	5.35
Interest bearing deposits in banks	14,429	21	0.58	14,703	36	0.98
FHLB stock	15,307	170	4.50	13,307	189	5.76
Federal funds sold	9,120	27	1.17	20,242	75	1.48

Total interest earning assets	2,370,550	32,145	5.40	2,318,047	37,052	6.41
Noninterest earning assets	163,685			162,937

Total assets	$2,534,235			$2,480,984

Interest bearing liabilities:
Interest checking	$205,494	190	0.37	$187,510	181	0.39
Money market	396,642	1,363	1.39	409,524	2,160	2.14
Savings	185,716	535	1.17	189,056	887	1.90
Time deposits	1,124,849	9,657	3.48	1,210,374	13,874	4.65
FHLB advances	169,684	707	1.69	63,694	418	2.66
Subordinated debt	29,335	537	7.32	29,292	536	7.32
Other borrowings	33,780	79	0.94	38,132	127	1.36

Total interest bearing liabilities	2,145,500	13,068	2.47	2,127,582	18,183	3.46

Noninterest bearing liabilities	206,999			182,052
Stockholders’ equity	181,736			171,350

Total liabilities and equity	$2,534,235			$2,480,984

Net interest income/net interest spread		$19,077	2.93%		$18,869	2.95%

Net interest margin			3.17%			3.23%

	Increase (Decrease) Due to
	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$1,391	$(3,504)	$(2,113)
Securities	(452)	(2,260)	(2,712)
Interest bearing deposits in banks	(1)	(14)	(15)
FHLB stock	26	(45)	(19)
Federal funds sold	(35)	(13)	(48)

Total change in interest income	929	(5,836)	(4,907)
Interest bearing liabilities:
Interest checking	17	(8)	9
Money market	(65)	(732)	(797)
Savings	(16)	(336)	(352)
Time deposits	(280)	(3,937)	(4,217)
FHLB advances	327	(38)	289
Subordinated debt	1	—	1
Other borrowings	(4)	(44)	(48)

Total change in interest expense	(20)	(5,095)	(5,115)

Total change in net interest income	$949	$(741)	$208

Noninterest Expenses

Total noninterest expenses for the first quarter of 2003 were $19.2 million compared with $18.3 million for the same period last year, an increase of $891,000. The $610,000 increase in the ORE expense line item was primarily due to costs incurred and expense accruals associated with our largest nonperforming real estate property, a hotel in Wilmington, Delaware. Savings from the Company’s ongoing Profit Improvement Program reduced the impact of cost increases in other areas, including rising medical, property & casualty and liability insurance. Cost savings have been realized in compensation related areas and occupancy, primarily from the closure of underperforming branch offices and reduced staffing in the administrative areas of the Company.

The following table reflects the components of noninterest expenses for the three months ended March 31, 2003 and 2002 ($ in thousands; unaudited):

	For the Three Months Ended March 31,
	2003	2002	Increase (Decrease)
Salaries and benefits	$10,010	$9,965	$45
Net occupancy expense	3,371	3,082	289
Advertising and marketing	112	189	(77)
Data processing fees and services	1,577	1,613	(36)
Loan collection costs	97	270	(173)
Other operating expense	2,824	2,591	233

Total operating expenses	17,991	17,710	281
ORE expense, net of ORE income	549	(61)	610
Amortization of goodwill & premium on deposits	692	692	—

Total noninterest expense	$19,232	$18,341	$891

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. The Asset / Liability Management Committee (“ALCO”) meets at least quarterly to monitor interest rate risk in the loan, investment and liability portfolios.

Management uses simulation software to measure asset and liability duration and the sensitivity of projected net interest income to changes in interest rates. The simulation process takes into account the current contractual agreements with customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions in the future. Also considered are the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with projected prepayments and new business volumes. At March 31, 2003, the duration of our assets was 1.76 years while the duration of our liabilities and equity was 2.08 years.

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

The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12-month period, was as follows:

If interest rates:	Change-%
Increase 100 basis points	(1.03)%
Increase 200 basis points	(2.32)
Decrease 100 basis points	(0.99)
Decrease 200 basis points	(4.20)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Control

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Trustee for Atlantic International Mortgage Co. v. Republic Bank:

The Bank was named as a defendant in a complaint filed on November 20, 2002, in the United States Bankruptcy Court for the Middle District of Florida, in Tampa. The plaintiff is the trustee of three affiliated entities (the “Debtors”) that were part of a now-discontinued mortgage warehouse lending program. The Debtors have filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 21, 2000. Prior to filing for such relief, the Debtors, through lines of credit and other forms of indebtedness, borrowed amounts in excess of $11 million from the Bank. The Bankruptcy Code provides that certain transfers of property by a debtor may be avoided if such transfers were made within the 90 days prior to the Bankruptcy filing and the transfer provides the creditor more than it would have received under Chapter 7 of the Bankruptcy Code. The plaintiff alleges that the Bank received payments in or obtained an interest in approximately $3.5 million of funds and real estate collateral that were avoidable pursuant to the Bankruptcy Code because such events occurred within the 90 day preference period or were received after filing for bankruptcy but not authorized pursuant to the Bankruptcy Code. As a result, the plaintiff has requested that the foregoing transfer from the Debtors to the Bank be avoided, that the Bank return such payments and collateral, and any other relief that is appropriate.

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

James Baker, et al v. Republic Bank:

The Bank was notified on February 21, 2003 that it had been named as one of 35 investor defendants in a class action lawsuit filed on behalf of several Missouri residential real estate owners or borrowers. The plaintiffs obtained second mortgage High LTV Loans from Century Financial, Inc. (“Century”), during the 1997-1998 timeframe. During this period, Republic purchased 112 loans from Century totaling approximately $5.4 million. The plaintiffs allege that Century charged illegal loan origination fees and closing costs in violation of the Missouri Second Mortgage Loans Act. Under the purchase agreement with Century, all fees and costs collected by Century were retained by them. The plaintiffs are seeking both actual and punitive damages. At this time, all proceedings have been stayed by the Missouri Supreme Court pending the resolution of appeals on statute of limitations issues filed by other parties involved in the lawsuit. The Bank has not at this point reached any conclusion regarding the validity of such lawsuit or the outcome of the appeals process.

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

We are subject to various other legal proceedings in the ordinary course of business. Based on information presently available, we do not believe that the ultimate outcome in such proceedings, individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 6. Exhibits and Report on Form 8-K

(a)	Exhibits:

3.1 –	Amended and Restated Articles of Incorporation of Registrant (1)

3.2 –	By-Laws of Registrant (1)

4.1 –	Specimen Common Stock Certificate (1)

10.1 –	First Central Tower Lease

99.1 –

Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2 –

Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.

(b)	The following reports on Form 8-K were filed as follows:

(1)	Report on Form 8-K dated and filed April 24, 2003. – Disclosed the issuance of a Press Release relating to the Company’s earnings for the quarter ended March 31, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date:	May 9, 2003	By:	/s/ WILLIAM R. KLICH
William R. Klich President and Chief Executive Officer (principal executive officer)

Date:	May 9, 2003	By:	/s/ WILLIAM R. FALZONE
William R. Falzone Treasurer (principal financial and accounting officer)

SECTION 302 CERTIFICATION

I, William R. Klich, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ WILLIAM R. KLICH
William R. Klich Chief Executive Officer

SECTION 302 CERTIFICATION

I, William R. Falzone, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Republic Bancshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 9, 2003	By:	/s/ WILLIAM R. FALZONE
William R. Falzone E.V.P. and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1 –	Amended and Restated Articles of Incorporation of Registrant (1)

3.2 –	By-Laws of Registrant (1)

4.1 –	Specimen Common Stock Certificate (1)

10.1 –	First Central Tower Lease

99.1 –

Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

99.2 –

Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.