Form 10-Q
period 2003-06-30
REPUBLIC BANCSHARES INC
filed 2003-08-07
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2003

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

Yes  ☒    No  ☐

At July 31, 2003, 13,253,863 shares of the registrant’s $2.00 par value common stock were outstanding.

REPUBLIC BANCSHARES, INC.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

Statements contained in this Quarterly Report on Form 10-Q (other than the financial statements and statements of historical fact), including, without limitation, statements as to our expectations and beliefs presented under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements. Forward-looking statements are made based upon our expectations and beliefs concerning events, many of which, by their nature are inherently uncertain and outside of our control and include such statements as “anticipated benefits from cost reductions”. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact our future earnings, include many factors that are beyond our ability to control or estimate precisely. Some factors include: the adequacy of our loan loss allowance; the outcome of our pending claim on our Financial Institutions Bond; our ability to achieve fee income growth; the potential effect on results of operations from an unfavorable outcome from several pending legal contingencies; the market demand and acceptance of our loan and deposit products; the impact of competitive products; fluctuations in operating results; retaining key personnel; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in our quarterly report, we do not intend to review or revise any particular forward-looking statement referenced herein.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—June 30, 2003 and December 31, 2002

($ in thousands, except share data; unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$58,797	$51,162
Interest bearing deposits in banks	16,915	14,061
Federal funds sold	26,995	11,588

Cash and cash equivalents	102,707	76,811
Securities:
Available for sale	900,838	820,108
Trading	7,611	7,815
FHLB stock	15,786	15,261
Loans held for sale	42,861	37,416

Loans	1,580,377	1,475,869
Allowance for loan losses	(27,279)	(27,987)

Net loans	1,553,098	1,447,882

Premises and equipment, net	37,961	38,508
Other real estate owned, net	2,055	16,787
Accrued interest receivable	10,091	10,622
Goodwill	2,726	2,726
Premium on deposits	14,246	15,630
Other assets	44,975	36,783

Total assets	$2,734,955	$2,526,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$191,025	$162,716
Interest checking	217,160	204,743
Money market	389,939	393,823
Savings	178,579	180,435
Time deposits	1,200,702	1,127,999

Total deposits	2,177,405	2,069,716
Securities sold under agreements to repurchase and other borrowings	41,600	30,913
FHLB advances	262,236	172,240
Convertible subordinated debt	14,735	29,332
Other liabilities	9,907	11,714

Total liabilities	2,505,883	2,313,915

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par; 20,000,000 shares authorized; 12,419,033 and 11,398,059 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.)	24,838	22,796
Capital surplus	143,357	129,860
Retained earnings	25,460	22,418
Accumulated other comprehensive income	6,667	8,610

Total stockholders’ equity	200,322	183,684

Total liabilities and stockholders’ equity	$2,734,955	$2,526,349

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share data; unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$23,239	$25,446	$46,764	$51,083
Securities	8,931	10,718	17,333	21,833
Federal funds sold & other investments	225	274	442	574

Total interest income	32,395	36,438	64,539	73,490

INTEREST EXPENSE:
Deposits	11,661	15,163	23,406	32,264
Securities sold under agreement to repurchase & other borrowings	86	123	165	251
FHLB advances	1,019	777	1,726	1,196
Holding company debt	484	536	1,021	1,072

Total interest expense	13,250	16,599	26,318	34,783

NET INTEREST INCOME	19,145	19,839	38,221	38,707

PROVISION FOR LOAN LOSSES	200	2,000	848	3,100

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,945	17,839	37,373	35,607

NONINTEREST INCOME:
Service charges on deposit accounts	1,699	1,569	3,252	3,174
Loan service fees, net	(901)	24	(1,202)	(37)
Other loan fee income	547	754	1,059	1,322
Gains on loans & securities, net	2,601	440	5,041	957
Other operating income	326	508	719	1,146

Total noninterest income	4,272	3,295	8,869	6,562

NONINTEREST EXPENSES:
Salaries and employee benefits	9,787	9,618	19,797	19,583
Net occupancy expense	3,451	3,231	6,822	6,313
Advertising and marketing	171	280	283	469
Data & item processing fees and services	1,618	1,491	3,195	3,104
Loan collection costs	32	644	129	914
Other operating expenses	2,909	2,685	5,733	5,275
ORE expense (income), net	1,576	(429)	2,125	(490)
Amortization of premium on deposits	692	692	1,384	1,384

Total noninterest expense	20,236	18,212	39,468	36,552

Income before income taxes & minority interest	2,981	2,922	6,774	5,617
Income tax expense	(997)	(1,098)	(2,433)	(2,126)

Income before minority interest	1,984	2,824	4,341	3,491
Minority interest in income from subsidiary trust, net of tax	(421)	(421)	(842)	(842)

NET INCOME	$1,563	$1,403	$3,499	$2,649

PER SHARE DATA:
Net income per common share—basic	$0.13	$0.13	$0.30	$0.24

Net income per common & common equivalent share—diluted	$0.13	$0.13	$0.30	$0.24

Weighted average common shares outstanding-basic	11,646,005	11,368,532	11,532,858	11,352,825

Weighted average common & common equivalent shares outstanding—diluted	11,799,472	13,278,763	11,662,076	12,390,368

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

THE SIX MONTHS ENDED JUNE 30, 2003

($ in thousands, except share data; unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Gain/ (Loss) on Available for Sale Securities	Total
	Shares Issued	Amount
Balance, December 31, 2001	11,335,339	$22,671	$129,056	$17,639	$2,671	$172,037
Net income	—	—	—	4,779	—	4,779
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	5,939	5,939
Exercise of stock options	62,720	125	701	—	—	826
Other, net	—	—	103	—	—	103

Balance, December 31, 2002	11,398,059	22,796	129,860	22,418	8,610	183,684
Net income	—	—	—	3,499	—	3,499
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	(1,943)	(1,943)
Conversion of subordinated debt	962,084	1,924	12,694	—	—	14,618
Dividends paid	—	—	—	(457)	—	(457)
Exercise of stock options	58,890	118	803	—	—	921

Balance, June 30, 2003	12,419,033	$24,838	$143,357	$25,460	$6,667	$200,322

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands; unaudited)

	For the Three Months Ended June 30,		For the Six Months E nded June 30,
	2003	2002	2003	2002
Net income	$1,563	$1,403	$3,499	$2,649
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	2,395	7,528	(82)	4,155
Less reclassification adjustment for gains realized in net income (loss), net of taxes	(973)	(114)	(1,861)	(398)

Net unrealized gains (losses)	1,422	7,414	(1,943)	3,757

Comprehensive income (loss)	$2,985	$8,817	$1,556	$6,406

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	For the Six Months Ended June 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$3,499	$2,649
Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for loan losses & ORE allowance	1,139	3,100
Depreciation of property and equipment and amortization of premium on deposits	4,032	4,073
Amortization of loan premiums / discounts & MSRs	(636)	(1,405)
Gain on sale of loans and securities, net	(5,041)	(301)
Loss(Gain) on sale of other real estate owned	1,340	(957)
Gain on disposal of premises and equipment	(119)	(16)
Deferred income tax provision(benefit)	1,923	(2,695)
Net (increase) decrease in other assets	(11,431)	1,088
Net (decrease) increase in other liabilities	(1,807)	205

Net cash provided by (used in) operating activities	(7,101)	5,135

INVESTING ACTIVITIES:
Net increase in loans	(110,137)	(57,030)
Proceeds from sales and maturities of securities	220,799	97,094
Principal repayment on securities	210,233	176,029
Purchase of securities available for sale	(508,524)	(253,191)
Purchase of FHLB stock	(525)	(2,093)
Purchase of premises & equipment, net	(1,898)	(2,004)
Proceeds from sale of other real estate	14,175	17,588

Net cash used in investing activities	(175,877)	(23,607)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	107,727	(71,406)
Net increase in repurchase agreements	10,853	2,317
Net decrease in capital lease	(166)	—
Proceeds from FHLB advances, net	89,996	79,995
Proceeds from issuance of common stock	921	586
Dividends on common stock	(457)	—

Net cash provided by financing activities	208,874	11,492

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	25,896	(6,980)
CASH & CASH EQUIVALENTS, beginning of period	76,811	92,123

CASH & CASH EQUIVALENTS, end of period	$102,707	$85,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$22,337	$29,148
Cash paid during the period for income taxes	1,995	41
Non-cash transactions:
Conversion of subordinated debt to common stock	14,618	—

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank” including its subsidiaries Republic Insurance Agency and Republic SPE II, Inc.) and RBI Capital Trust I (“RBI”), are in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principals”) and prevailing practices within the financial services industry.

The preparation of financial statements, in conformity with generally accepted accounting principles, requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. Such estimates are subject to change in the future as additional information becomes available or previously existing circumstances are modified.

Our consolidated financial statements include the accounts of the Company, RBI, and the Bank. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank and its’ wholly-owned subsidiaries. The Bank’s primary source of revenue is derived from net interest income on earning assets and from fees and charges on loans and deposits.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the June 2003 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Recent Accounting Pronouncements

Statement of Financial Accounting Standard (“SFAS”) No. 141—Business Combinations and SFAS No. 142—Goodwill and Other Intangible Assets

On July 20, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets but not those acquired in a business combination. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. It also provides for the continued amortization of intangible assets that have finite useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect upon our financial position or results of operations.

Intangible assets subject to amortization are comprised of premium on deposits and mortgage servicing rights, including the excess servicing interest-only strips and unearned income from sale of servicing rights. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for the six months ended June 30, 2003 and each of the five succeeding years ($ in thousands):

	Premium on Deposits
	Gross Carrying Amount	Accumulated Amortization	Mortgage Servicing Rights Net Carrying Value
At June 30, 2003:	$27,673	$(13,427)	$4,987

Estimated amortization:

For the six months ending December 31, 2003		$1,384	$867
For the years ending December 31:
2004		2,767	1,449
2005		2,767	1,104
2006		2,767	844
2007		2,767	651
2008		1,795	450

SFAS No. 147—Acquisitions of Certain Financial Institutions (an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9)

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

FASB Interpretation No. 45—Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation 45 changes the accounting for and the disclosure of guarantees. Interpretation 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation 45 did not have a material effect upon our results of operations or financial position.

FASB Interpretation No. 46—Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. Interpretation No. 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of Interpretation No. 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation No. 46 did not have a material effect upon our results of operations or financial position.

SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure (an amendment of FASB Statement No. 123)”. This Standard amends the transition and disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for recognizing expense associated with the granting of stock options. In addition, SFAS No. 148 improves the disclosure about the pro forma effects of using the fair value based method of accounting for stock based compensation for all companies, regardless of the accounting method used. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 31, 2002. We have not yet determined the timing or the selection of one of the alternate methods for expensing the value of stock options.

SFAS No. 150—Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how a company classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity. Financial instruments that meet the criteria of SFAS No. 150 are required to be presented as liabilities and will not be presented between the liabilities section and the equity section of the balance sheet. This Statement is effective immediately for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We will adopt and implement SFAS No. 150 in the third quarter of 2003. Our consolidated balance sheet will be revised to reclassify our Company-obligated mandatorily redeemable preferred securities of our subsidiary trust as a liability and our consolidated statement of operations will be revised to reclassify the minority interest in income from subsidiary trust as interest expense. The liability will be carried on the balance sheet at its fair value which is equal to the carrying amount. The Federal Reserve Board, the primary regulatory agency for bank holding companies, has determined that, as of June 30, 2003, the minority interest should continue to be counted as part of tier 1 capital but the Federal Reserve Board has not yet issued instructions for future periods.

2. EARNINGS PER SHARE

Diluted earnings per common and common equivalent shares have been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method) and the convertible subordinated debentures had been converted to common stock earlier in the year or the issue date (i.e., the if converted method). Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year.

We did not grant any stock options during the six-month period ended June 30, 2003 and, as such, there was no expense associated with stock option activity included in results of operations.

The table below reconciles the calculation of the diluted and basic earnings per share for 2003 and 2002 ($ in thousands, except share data):

	For the Three Months Ended June 30,
	2003			2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Earnings Per Share
Net income attributable to common stockholders	$1,563	—	—	$1,403	—	—
Basic earnings per share	—	11,646,005	$0.13	—	11,368,532	$0.13
Options exercised during the period-incremental effect prior to exercise	—	2,998	—	—	2,650	—
Weighted average options outstanding (1)	—	150,469	—	—	112,719	—
Convertible subordinated debentures	—	—	—	334	1,794,862	—

Diluted earnings per share	$1,563	11,799,472	$0.13	$1,737	13,278,763	$0.13

	For the Six Months Ended June 30,
	2003			2002
	Earnings Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Per Share
Net income attributable to common stockholders	$3,499	—	—	$2,649	—	—
Basic earnings per share		11,532,858	$0.30		11,352,825	$0.24
Options exercised during the period-incremental effect prior to exercise	—	5,212	—	—	2,838	—
Weighted average options outstanding (1)	—	124,006	—	—	73,176	—
Convertible subordinated debentures	—	—	—	334	961,529	—

Diluted earnings per share	$3,499	11,662,076	$0.30	$3,328	12,390,368	$0.24

(1)	For the three month period ended June 30, 2003 and 2002, respectively, there were 675,420 and 86,440 of stock options and 832,778 and 1,794,861 shares from conversion of convertible subordinated debentures, which were antidilutive. For the six month period ended June 30, 2003 and 2002, respectively, there were 675,420 and 166,440 of stock options and 832,778 and 833,332 shares from conversion of convertible subordinated debentures, which were anti-dilutive.

3. SECURITIES

Our securities totaled $908.4 million at June 30, 2003 and were comprised of $875.7 million of mortgage-backed securities (“MBS”), $14.6 million of corporate bonds, $9.3 million of asset-backed securities and $1.4 million of revenue bonds. Included were $900.8 million of securities classified as available for sale and $7.6 million of securities classified as trading assets. The market values assigned to the securities classified as available for sale were determined using market quotations at June 30, 2003.

Included in the trading asset category were $6.8 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans (as defined below) in 1997 and 1998 (the “Residuals”) and $804,000 of excess servicing interest-only strips on mortgage servicing rights. These trading assets were valued using a present value of cash flows technique. The Residuals are valued in much the same way as are the excess servicing interest-only strips on pools of first lien mortgage loans but also carry an additional element of credit risk because the collateral is comprised of mortgages with second liens and relatively high combined loan-to-value ratios (“High LTV Loans”). These High LTV loans were underwritten to borrowers primarily for debt consolidation purposes where the combined loan-to-value ratio generally exceeded 100%. These loans have performed with an annual loss rate significantly in excess of loss rates for first lien mortgage loans. The market for High LTV-related assets is illiquid and there are no readily observable market prices that can be relied on to value these trading assets. The three key assumptions used in the valuation are the discount rate, the expected loss ratio and the expected prepayment speed. These assets are valued at least quarterly with any valuation adjustment reflected as a trading gain or loss included in “Gains on loans and securities, net” in the statement of operations.

The key assumptions used and the resultant valuations of the residuals and excess servicing interest-only strips on mortgage servicing rights at June 30, 2003 were as follows ($ in thousands):

	December 1997 Securitization (“1997-1”)	June 1998 Securitization (“1998-1”)	Excess Servicing Interest-only Strips
Collateral amount	$11,109	$57,870	$133,166
Discount rate	15.00%	20.00%	8.00%
Wtd. avg. remaining life (years)	2.35	2.21	1.50
Cumulative lifetime default rate (1)	16.24%	15.74%	N/A
Prepayment speed	35.00%	37.00%	36.00%
Fair value	$2,799	$4,008	$804

(1) Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

4. LOANS

Loans at June 30, 2003 and December 31, 2002, are summarized as follows ($ in thousands):

	June 30, 2003	December 31, 2002
Real estate mortgage loans:
One-to-four family residential	$391,065	$382,366
Subprime mortgages	26,806	33,672
Multifamily residential	39,638	38,750
Warehouse lines of credit	118	118
Commercial real estate	601,740	551,934

Mortgage loans secured by first liens held in portfolio	1,059,367	1,006,840
Commercial (business) loans	149,924	145,634
Home equity loans	335,796	285,256
High LTV Loans	17,671	21,393
Consumer loans	18,285	18,097

Total gross portfolio loans	1,581,043	1,477,220
Less-allowance for loan losses	(27,279)	(27,987)
Less-premiums and unearned discounts on loans purchased	(477)	(537)
Less-unamortized loan fees, net	(189)	(814)

Total net loans held for portfolio	1,553,098	1,447,882
Residential loans held for sale	42,861	37,416

Net loans held for portfolio & loans held for sale	$1,595,959	$1,485,298

Mortgage loans serviced for others as of June 30, 2003 and December 31, 2002, were $347.9 million and $462.4 million, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $5.0 million and $6.8 million at June 30, 2003 and December 31, 2002, respectively. Loans on which interest was not being accrued at June 30, 2003 and December 31, 2002, totaled approximately $19.7 million and $22.2 million, respectively. There were no loans past due 90 days or more and still accruing interest at June 30, 2003 and $18,000 at December 31, 2002.

At June 30, 2003, the composition of our loan portfolio, including loans held for sale, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

Based on Amounts	In Florida	Outside of Florida	Total Portfolio
Real estate mortgage loans:
One-to-four family residential	$376,200	$58,280	$434,480
Subprime mortgages	7,358	19,448	26,806
Multifamily residential	33,575	6,063	39,638
Warehouse lines of credit	118	—	118
Commercial real estate	582,030	16,171	598,201

Mortgage loans secured by 1st liens	999,281	99,962	1,099,243
Commercial (business) loans	148,380	1,136	149,516
Home equity loans	325,958	13,113	339,071
High LTV loans	1,180	15,940	17,120
Consumer loans	17,741	547	18,288

Total loans held in portfolio	$1,492,540	$130,698	$1,623,238

As a Percent of Total Loans	In Florida	Outside of Florida
Real estate mortgage loans:
One-to-four family residential	86.6%	13.4%
Subprime mortgages	27.4	72.6
Multifamily residential	84.7	15.3
Warehouse lines of credit	100.0	—
Commercial real estate	97.3	2.7

Mortgage loans secured by 1st liens	90.9	9.1
Commercial (business) loans	99.2	0.8
Home equity loans	96.1	3.9
High LTV loans	6.9	93.1
Consumer loans	97.0	3.0

Total loans held in portfolio	91.9%	8.1%

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

Non-homogenous loans include commercial (business) and commercial real estate loans with a relationship balance of $500,000 or more that are either nonperforming or, are performing and classified as “substandard” or “doubtful” as to repayment. These loans are evaluated individually for impairment based on our expectation of future cash flows from either the sale of collateral or recovery of amounts from the borrower.

The loss estimates for the homogenous and non-homogenous loans are consolidated to prepare a comprehensive loss estimate of the entire portfolio.

The allowance for loan losses amounted to $27.3 million and $28.0 million at June 30, 2003 and December 31, 2002, respectively. Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Six Months Ended June 30,
	2003	2002
Balance, beginning of period	$27,987	$31,997
Provision for loan losses	848	3,100
Loans charged-off	(2,341)	(5,379)
Recoveries of loans charged-off	785	899

Net charge-offs	(1,556)	(4,480)

Balance, end of period	$27,279	$30,617

6. RELATED PARTY TRANSACTIONS

Related Party Transactions with Mr. William R. Hough

Mr. William R. Hough is the Chairman of the Board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. For the six months ended June 30, 2003, we purchased $343.7 million and sold $200.3 million of mortgage-backed securities through WRHC. Purchases and sales of securities with WRHC were reviewed to ensure that prices paid or received were comparable to similar transactions with unaffiliated third parties. We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent but there were no purchases of this type during 2003.

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

7. CONVERTIBLE SUBORDINATED DEBENTURES

In May 2003, pursuant to the terms of the indenture, we issued a redemption notice for our $15.0 million of 7% convertible subordinated debentures due 2011. All of the holders of those debentures elected to convert their securities into our $2.00 par value common stock rather than have the debentures redeemed for cash. By June 17, 2003, the end of the period allowable for conversion of the 2011 debentures, the Company had issued 961,529 shares of its common stock to the holders. In June, 2003, we issued a similar redemption notice to the holders of our $15.0 million of 7% convertible debentures due 2014. All of the holders of those securities also elected to convert their debentures into our common stock. By July 28, 2003, the end of the period allowable for conversion of the 2014 debentures, we had issued 833,311 shares to the holders.

8. DIVIDEND PAYMENTS, HOLDING COMPANY CASHFLOW AND DEBT SERVICE

On March 25, 2003, the Company’s board of directors declared a cash dividend in the amount of $0.04 per share payable on April 21, 2003 to common stockholders of record at April 7, 2003. On April 29, 2003, the board of directors of the Bank declared a $2.0 million cash dividend payable to the Company on that date and on July 15, 2003 the board of directors of the Bank declared a $3.0 million cash dividend payable to the Company on that date.

At the Bank level, Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of June 30, 2003, the Bank had a net surplus for dividend payment purposes of $3.6 million. On June 30, 2003, the Company had unrestricted cash to be used for debt service totaling $8.8 million. The Company’s annual debt service requirement after taking into consideration the redemption or conversion of the Company’s convertible subordinated debentures due 2011 and 2014, is approximately $2.6 million.

9. LEGAL PROCEEDINGS

For detailed information on our legal proceedings, please refer to Part II, Item 1. of our report on Form 10-Q for the quarter ended June 30, 2003.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands, except share data; unaudited)

	Quarters Ended
	June 2003	Mar. 2003	Dec. 2002	Sept. 2002	June 2002
RESULTS OF OPERATIONS:
Interest income	$32,395	$32,144	$33,845	$35,911	$36,438
Interest expense	13,250	13,068	14,698	15,753	16,599

Net interest income	19,145	19,076	19,147	20,158	19,839
Loan loss provision	200	648	600	1,650	2,000

Net interest income after loan loss provision	18,945	18,428	18,547	18,508	17,839
Noninterest income	4,272	4,597	3,207	4,107	3,295
Noninterest expense	20,236	19,232	20,239	19,215	18,212

Income before income taxes and minority interest	2,981	3,793	1,515	3,400	2,922
Income tax expense	997	1,436	570	1,373	1,098
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income (loss)	$1,563	$1,936	$524	$1,606	$1,403

Earnings (loss) per share—diluted	$0.13	$0.17	$0.05	$0.14	$0.13
Weighted average shares outstanding—diluted	11,799,472	11,523,480	11,506,790	11,501,214	13,278,763

BALANCE SHEET DATA (at period-end):
Total assets	$2,734,955	$2,592,044	$2,526,349	$2,511,182	$2,477,432
Securities	908,449	864,149	827,923	814,663	822,019
Loans (including loans held for sale)	1,623,238	1,544,639	1,513,285	1,482,078	1,454,161
Nonperforming assets	21,785	38,420	39,010	42,175	42,356
Allowance for loan losses	27,279	27,795	27,987	31,595	30,617
Deposits	2,177,405	2,157,435	2,069,716	2,148,974	2,058,900
Stockholders’ equity	200,322	182,274	183,684	180,646	179,029
Book value per share (dollars)	16.13	15.95	16.12	15.85	15.73
Tangible book value per share (dollars)	15.19	14.89	15.02	14.72	14.56

SELECTED OPERATING RATIOS:
Return on average assets	0.23%	0.31%	0.08%	0.26%	0.23%
Return on average equity	3.38	4.32	1.15	3.57	3.26
Net interest margin	2.97	3.17	3.20	3.47	3.40
Operating efficiency ratio	75.49	76.00	85.60	70.88	77.59
Loan loss allowance to portfolio loans	1.73	1.85	1.90	2.15	2.11
Loan loss allowance to nonperforming loans	138.26	129.97	125.94	137.10	143.16

CAPITAL RATIOS:
Equity to assets	7.32	7.03	7.27	7.20	7.23
Equity & minority interest to assets	8.38	8.14	8.41	8.34	8.39
Regulatory ratios—Bank:
Tier 1 (leverage)	7.82	8.22	8.17	8.28	8.04
Tier 1 to risk assets	12.06	12.61	12.81	13.07	13.09
Total capital	13.34	13.89	14.09	14.35	14.37
Regulatory ratios—Company:
Tier 1 (leverage)	7.66	7.41	7.37	7.49	7.27
Tier 1 to risk-assets	11.83	11.36	11.58	11.84	11.79
Total capital	13.96	14.43	14.70	15.02	15.00

OTHER DATA (at period-end):
Number of branch banking offices	72	70	71	72	72
Number of full-time equivalent employees	866	864	858	850	841

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	June 2003	Mar. 2003	Dec. 2002	Sept. 2002	June 2002
SELECTED AVERAGE BALANCES & YIELDS/COSTS
Average balances:
Assets:
Loans:
Residential	$451,876	$438,956	$453,154	$449,063	$451,185
Commercial real estate	609,597	588,138	584,913	567,976	559,326
Commercial (business)	163,925	161,213	158,452	125,572	124,798
Consumer & other	355,226	328,847	322,978	321,153	315,278

Total loans	1,580,624	1,517,154	1,519,497	1,463,764	1,450,587
Securities	895,590	814,540	791,639	785,762	833,513
Other earning assets	45,848	38,856	41,600	41,694	37,057
Other assets	160,131	163,685	164,129	166,832	173,729

Total assets	$2,682,193	$2,534,235	$2,516,865	$2,458,052	$2,494,886

Liabilities & Equity:
Non-interest bearing deposits	$185,028	$166,851	$160,293	$152,876	$146,724
Interest-bearing deposits	1,966,113	1,912,701	1,948,339	1,965,797	1,933,900

Total deposits	2,151,141	2,079,552	2,108,632	2,118,673	2,080,624
Borrowings	309,602	232,799	188,657	119,555	203,599
Other liabilities	35,785	40,148	39,626	40,477	37,968

Total liabilities	2,496,528	2,352,499	2,336,915	2,278,705	2,322,191
Total equity	185,665	181,736	179,950	179,347	172,695

Total liabilities & equity	$2,682,193	$2,534,235	$2,516,865	$2,458,052	$2,494,886

Average yields/costs:
Earning assets	5.08%	5.40%	5.68%	6.19%	6.27%
Loans	5.79	6.17	6.40	6.82	6.99
Securities	3.99	4.13	4.47	5.21	5.14
Deposits	2.38	2.49	2.74	2.97	3.14
Other interest-bearing liabilities	2.06	2.29	2.60	3.39	2.83
Total interest-bearing liabilities	2.33%	2.47%	2.73%	3.00%	3.11%

NONPERFORMING ASSETS:

Nonperforming loans:
Residential first lien	$7,987	$9,260	$9,739	$10,351	$7,965
Warehouse lines of credit	118	118	118	152	152
Commercial real estate and multifamily	8,440	8,516	8,848	8,822	10,827
Commercial (business)	1,925	2,292	2,196	2,396	1,098
Home equity and consumer	833	737	931	800	732
High LTV	427	462	391	525	612

Total nonperforming loans (1)	19,730	21,385	22,223	23,046	21,386

Other real estate:
Residential	1,730	1,777	1,595	1,290	2,033
Commercial	325	15,258	15,192	17,839	18,937

Total ORE	2,055	17,035	16,787	19,129	20,970

Total nonperforming assets	$21,785	$38,420	$39,010	$42,175	$42,356

(1)	Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	June 2003	Mar. 2003	Dec. 2002	Sept. 2002	June 2002
Loan loss allowance activity

Allowance for loan losses at beginning of period	$27,795	$27,987	$31,595	$30,617	$30,248
Loan discount (net) allocated to/(from) purchased portfolios	—	—	—	—	—
Provision for loan losses	200	648	600	1,650	2,000

Net (charge-offs) recoveries:

Residential first lien	124	4	35	(59)	(128)
Warehouse lines of credit	—	—	—	—	—
Nonconforming first lien mortgages	(53)	(1)	—	(70)	(93)
Commercial real estate/multifamily	17	—	(3,579)	25	(48)
Commercial (business)	(283)	(481)	(260)	(25)	(263)
Home equity	(19)	19	50	69	(157)
Consumer	(7)	(13)	(9)	(8)	(34)
Other	(33)	(31)	(48)	(97)	(50)
High LTV	(462)	(337)	(397)	(507)	(858)

Net charge-offs	(716)	(840)	(4,208)	(672)	(1,631)

Allowance for loan losses at end of period	$27,279	$27,795	$27,987	$31,595	$30,617

Net charge-offs (recoveries) to average loans-annualized:

Residential first lien	(0.12)%	—%	(0.03)%	0.06%	0.13%
Warehouse lines of credit	—	—	—	—	—
Nonconforming first lien mortgages	0.77	0.01	—	0.73	0.87
Commercial real estate/multifamily	(0.01)	—	2.45	(0.02)	0.03
Commercial (business)	0.69	1.19	0.66	0.08	0.84
Home equity	0.69	(0.06)	(8.17)	(0.10)	4.18
Consumer and other	0.15	0.28	0.19	0.16	0.68
High LTV	10.18	6.74	7.17	8.42	12.98

Net charge-offs to average loans	0.18%	0.22%	1.11%	0.18%	0.45%

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our critical accounting policies, balance sheets, statements of operations, off-balance sheet arrangements and aggregate contractual obligations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report.

Critical Accounting Policies

Financial Reporting Release No. 60, which was released by the Securities and Exchange Commission (“SEC”), advises all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The Notes to the Consolidated Financial Statements include a summary of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods we employ. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies, the following involve a higher degree of judgment and complexity. Our management has discussed these critical accounting estimates with the Audit Committee of the Board of Directors.

Fair Value. Certain financial instruments are recorded at fair value, or, in the case of loan servicing rights and loans held for sale, at the lower of amortized cost or fair value. Unrealized gains and losses may be reflected in results of operations or as an adjustment to equity accounts as applicable. The preferred method of determining fair value is through use of listed market prices, where possible, and we utilize those market quotes whenever available. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, our estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value. The amount of assets on our balance sheet valued using pricing models comprises less than one percent of total assets but the fluctuation in fair value caused by relatively minor changes in the underlying assumptions could result in a material change in the results of operations. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities” to the Consolidated Financial Statements.

Transfers of Financial Assets. From time to time we may engage in securitization activities. Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This is a replacement of the FASB Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. We recognize any interests in the transferred assets and any liabilities incurred in securitization transactions on the consolidated statements of financial condition at fair value.

Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities” to the Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is established through a charge to the provision for loan losses which is made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses represents our estimate of the probable losses that have occurred as of the date of the financial statements, as further described in “Note 1. Summary of Significant Accounting Policies” and “Note 5. Allowance for Loan Losses” in the notes to our consolidated financial statements included elsewhere in this report. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The actual loan losses ultimately incurred may differ from the provision estimate recorded for the first six months of 2003.

Income taxes. Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide a valuation allowance, if required. Our deferred tax asset at June 30, 2003, totaled $17.0 million. We adopted the actual charge off method for recording loan loss provisions on our federal and state tax returns several years ago. Our allowance for loan losses, which totaled $27.3 million at June 30, 2003, has resulted in a charge against earnings for financial reporting purposes but not for income tax purposes. This factor accounted for 60.2% of our deferred tax asset.

Comparison of Balance Sheets at June 30, 2003 and December 31, 2002

Overview

At June 30, 2003, we had total assets of $2.7 billion, stockholders’ equity of $200.3 million and a stated book value per share of $16.13. At year-end 2002 total assets were $2.5 billion, stockholder’s equity was $183.7 million and stated book value was $16.12. Loans, net of allowances for loan losses, were $1.6 billion at June 30, 2003, an increase of $105.2 million from December 31, 2002, while total deposits were $2.2 billion, an increase of $107.7 million from year-end 2002.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $908.4 million at June 30, 2003 as compared to $827.9 million at the end of last year. At June 30, 2003, $900.8 million of securities were classified as available for sale, none were in the held to maturity category and $7.6 million of securities were trading assets, an increase of $80.5 million The trading assets consisted of $6.8 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $804,000 in the excess interest-only spread on mortgage servicing rights.

Purchases of new securities in 2003 to replace securities sold and portfolio amortization totaled $508.5 million for the first six months of 2003. The annualized yield on average total securities for the first six months of 2003 was 4.06%, a decrease of 119 basis points from the yield earned in the first six months of 2002. This decline was primarily the result of three factors, including (1) an increase in prepayments to mortgage securities which caused an increase in the amortization of the premiums paid to purchase those securities, (2) purchases of new securities at yields below the portfolio average and, (3) downward repricing of adjustable rate securities.

Loans

Our loan portfolio grew at an average annualized rate of 14.5% in the first six months of 2003. Total loans (including loans held for sale) increased by $110.0 million from year-end 2002 to $1.6 billion at June 30, 2003. Our portfolio of Florida loans grew by $149.4 million or an average annualized rate of 22.2% while the portfolio of loans outside Florida declined by $39.4 million or an average annualized rate of 46.4%. At June 30, 2003, Florida loans comprised 91.9% of the loan portfolio, up from 88.8% at year-end 2002. Loans outside Florida have decreased to 8.1% of the portfolio from 11.2% at December 31, 2002. Management discontinued originating new loans outside Florida in 2000 as part of its strategy to reduce credit risk in the loan portfolio.

By category, commercial business loans increased $4.3 million to $149.9 million and now comprise 9.2% of total loans and commercial real estate loans increased $49.8 million to $601.7 million or 37.1% of total loans. Home equity loans, our principal consumer lending product, increased $50.5 million to $335.8 million or 20.7% of total loans and residential loans increased $1.8 million to $417.9 million or 25.7% of total loans. Most new originations of residential loans during the first six months of 2003 were fixed rate, all of which are sold to investors.

The annualized yields on residential loans, commercial and commercial real estate loans, and consumer loans for the first six months of 2003 were 6.11%, 6.01%, and 5.82%, respectively, resulting in an annualized yield on the total loan portfolio of 5.98%. The yields on those same categories in the first six months of 2002 were 7.14%, 7.03%, and 8.36%, respectively, resulting in an annualized yield on the total loan portfolio for 2002 of 7.07%. This reflects a decrease of 109 basis points on the annualized yield on the total loan portfolio during the first six months of 2003 compared to the same period in 2002. The decrease in yield resulted primarily from the lower overall interest rate environment. Approximately 64.4% of our loan portfolio is indexed to the prime, LIBOR and Treasury interest rates. The average prime interest rate was 4.25% during the first six months of 2003 compared to 4.75% for the same period of 2002, a decrease of 50 basis points. Short term LIBOR and Treasury rates declined by approximately 65 basis points over the same periods.

Allowance for Loan Losses

The allowance for loan losses amounted to $27.3 million (1.7% of portfolio loans) at June 30, 2003, compared with $28.0 million (1.9% of portfolio loans) at December 31, 2002. Activity to the allowance in 2003 included provisions for loan losses of $848,000 and net loan charge-offs of $1.6 million. At June 30, 2003, the ratio of the allowance for loan losses to nonperforming loans was 138.3% compared to 125.9% at the end of 2002.

Nonperforming Assets

Nonperforming assets amounted to $21.8 million (0.8% of total assets) at June 30, 2003, compared with $39.0 million (1.5% of total assets) at December 31, 2002, a decrease of $17.2 million. Commercial real estate nonperformers declined by $408,000 and residential nonperformers declined by $1.8 million. ORE balances decreased $14.7 million to $2.1 million during the six month period ending June 30, 2003, due primarily to the sale of our largest nonperforming asset, a hotel in Wilmington, Delaware, which comprised 31.8% of total nonperforming assets at December 31, 2002.

Deposits

Total deposits were $2.2 billion at June 30, 2003, a $107.7 million increase from the prior year-end. By category, money market and savings accounts decreased by $5.7 million, checking accounts increased by $40.7 million, and time deposits increased by $72.7 million. As of June 30, 2003, we had 44.9% of deposits in the lower-costing core deposit categories of checking, savings and money market accounts compared to 45.5% as of December 31, 2002.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on our mortgage loan portfolio, increased by $90.0 million from $172.2 million at the end of 2002 to $262.2 million at June 30, 2003. These borrowings had the following rate and maturity characteristics as of June 30, 2003 ($ in thousands):

	Amount	Weighted Average Rate
Maturing in:
30 days or less—variable	$195,000	1.50%
2-12 months—fixed	5,000	3.78
Over 1 year—fixed	62,236	2.14

Total	$262,236	1.70%

At June 30, 2003, we had a total credit line availability with the FHLB equal to 20% of our total assets or $547.0 million of which $262.2 million had been used.

Holding Company Senior Debt

In June 2003, we entered into a loan agreement with SunTrust Bank, N.A., wherein SunTrust extended a revolving line of credit to us in the amount of $10.0 million, maturing in one year. The purpose of the line of credit was to provide interim financing for the holding company, including the potential need for funding any 2011 or 2014 debentures tendered by the holder for redemption. Interest is payable quarterly based on the 90 day LIBOR rate plus 1.15%. Through June 30, 2003, we had not used this line of credit.

7% Convertible Subordinated Debentures Due 2011 and 2014

In May 2003, we issued a redemption notice for our 7% convertible subordinated debentures due 2011, however, all of the holders of those debentures elected to convert their securities into our $2.00 par value common stock at a conversion ratio of 64.1025 shares per $1,000 principal amount of the 2011 Debentures, a conversion price of $15.60 per share. By June 17, 2003, the end of the period allowable for conversion of the 2011 debentures, the Company had issued 961,529 shares of its common stock to the holders. In June, 2003, we issued a similar redemption notice to the holders of our $15.0 million of 7% convertible debentures due 2014. The holders of those securities also elected to convert their securities into our common stock at a conversion rate of 55.5556 shares per $1,000 principal amount of the 2014 Debentures, a conversion price of $18.00 per share. By July 28, 2003, the end of the period allowable for conversion of the 2014 debentures, we had issued 833,311 shares to the holders.

Stockholders’ Equity

Stockholders’ equity was $200.3 million at June 30, 2003, or 7.3% of total assets, compared to $183.7 million or 7.3% of total assets at December 31, 2002. The number of common shares outstanding at June 30, 2003 was 12,419,033. The market value of the available for sale segment of the securities portfolio during the first six months of 2003 decreased relative to the value at the end of 2002, which resulted in a $1.9 million after-tax valuation decrease on securities classified as available-for-sale.

At June 30, 2003, the Bank’s tier 1 (leverage) capital ratio was 7.82%, its tier 1 (risk-based) capital ratio was 12.06%, and its total risk-based capital ratio was 13.34%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at June 30, 2003, were 7.66%, 11.83%, and 13.96%, respectively.

Comparison of Results of Operations for the Three Months Ended June 30, 2003 and 2002

Overview

Net income for the quarter ended June 30, 2003 was $1.6 million, or $0.13 per share, (on a diluted basis) compared with income of $1.4 million, or $0.13 per share on the same basis, for the same period in 2002. Net income for the current quarter was reduced by $0.07 per share by a loss on sale of our former largest nonperforming asset, a hotel in Delaware.

Analysis of Net Interest Income (see table on page 23)

Net interest income for the three months ended June 30, 2003, was $19.1 million compared with $19.8 million for the same period last year, a $700,000 or 3.5% decrease. Net interest margin in the second quarter of 2003 was 2.97% compared to 3.40% a year ago, a decline of 43 basis points. The decline in net interest margin was largely caused by acceleration in mortgage prepayments and continued reductions in the indices used for many short-term earning assets. Prepayments to the mortgage securities and mortgage loan portfolios have been substantial during this period of refinancings and the runoff of higher-yielding assets has reduced the overall yield. In addition, our balance sheet is asset-sensitive for the first 120 days following a cut in short-term interest rates and the series of rate cuts in 2002 and 2003 have depressed asset yield faster than the corresponding reductions in funds costs.

Average asset yield decreased by 119 basis points from 6.27% for the same period in 2002 to 5.08% for 2003. The yield on the loan portfolio declined 120 basis points from 6.99% for the three months ended June 30, 2002 to 5.79% for the current quarter. Variable or adjustable rate loans comprised $1.1 billion or 64.4% of our loan portfolio at June 30, 2003 while fixed rate loans comprised $578.0 million or 35.6%. Our securities portfolio included investments totaling $713.7 million or 73.7% of total with variable or adjustable rate repricing features while fixed rate securities totaled $254.4 million or 26.3% of the portfolio. The average cost of interest-bearing liabilities decreased by 78 basis points compared to the same period a year ago from 3.11% to 2.33%. The average time deposit cost declined 103 basis points from 4.37% to 3.34% while money market and savings deposits declined in cost by 35 to 50 basis points, respectively. The average cost of borrowings from the FHLB declined from 2.26% to 1.66%.

Noninterest Income

Noninterest income for the three months ended June 30, 2003, was $4.3 million compared with $3.3 million for the same period in 2002, an increase of $1.0 million. Our residential mortgage operation generated $1.1 million in gains on the sale of newly-originated fixed rate loans, a $756,000 or 231.9% increase over last year, gains on the sale of securities increased by $1.4 million and deposit service fees increased by $130,000. Loan service fees declined by $925,000 due to the rapid increase in prepayments on mortgage-related assets and ancillary loan fee income declined by $207,000, primarily from a decline in prepayment fee income on commercial and commercial real estate loans.

The following table reflects the components of noninterest income for the three months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	For the Three Months Ended June 30,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$1,699	$1,569	$130
Loan service fees, net	(901)	24	(925)
Other loan fee income	547	754	(207)
Gains on sale of loans, net	1,082	326	756
Gain on sale of securities, net	1,519	114	1,405
Other income	326	508	(182)

Total noninterest income	$4,272	$3,295	$977

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	Three Months Ended June 30,
	2003			2002
Summary of Average Rates	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans	$1,580,624	$23,239	5.79%	$1,450,587	$25,446	6.99%
Securities	895,590	8,931	3.99	833,513	10,718	5.14
Interest bearing deposits in banks	15,286	22	0.58	14,168	32	0.90
FHLB stock	15,837	158	4.00	15,261	209	5.50
Federal funds sold	14,725	44	1.19	7,628	33	1.73

Total interest earning assets	2,522,062	32,394	5.08	2,321,157	36,438	6.27
Noninterest earning assets	160,131			173,729

Total assets	$2,682,193			$2,494,886

Interest bearing liabilities:
Interest checking	$211,851	$201	0.38%	$193,929	$183	0.38%
Money market	396,997	1,241	1.25	402,143	1,746	1.75
Savings	190,424	506	1.07	183,466	656	1.43
Time deposits	1,166,841	9,712	3.34	1,154,361	12,578	4.37
FHLB advances	246,412	1,019	1.66	138,016	777	2.26
Subordinated debt	26,157	484	7.40	29,303	536	7.32
Other borrowings	37,033	86	0.93	36,280	123	1.36

Total interest bearing liabilities	2,275,715	13,249	2.33	2,137,498	16,599	3.11

Noninterest bearing liabilities	220,813			184,693
Stockholders’ equity	185,665			172,695

Total liabilities and equity	$2,682,193			$2,494,886

Net interest income/net interest spread		$19,145	2.74%		$19,839	3.15%

Net interest margin			2.97%			3.40%

	Increase (Decrease) Due to
Changes in Net Interest Income	Volume	Rate	Total
Interest earning assets:
Loans	$1,875	$(4,082)	$(2,207)
Securities	499	(2,286)	(1,787)
Interest bearing deposits in banks	2	(12)	(10)
FHLB stock	8	(59)	(51)
Federal funds sold	24	(13)	11

Total change in interest income	2,408	(6,452)	(4,044)
Interest bearing liabilities:
Interest checking	17	1	18
Money market	(22)	(483)	(505)
Savings	23	(173)	(150)
Time deposits	698	(3,564)	(2,866)
FHLB advances	527	(285)	242
Subordinated debt	(58)	6	(52)
Other borrowings	10	(47)	(37)

Total change in interest expense	1,195	(4,545)	(3,350)

Total change in net interest income	$1,213	$(1,907)	$(694)

Noninterest Expense

Total noninterest expenses for the second quarter of 2003 were $20.2 million compared with $18.2 million for the same period last year, an increase of $2.0 million. The $2.0 million increase in the ORE expense line item was primarily due to costs incurred and expense accruals associated with our former largest nonperforming asset, a hotel in Wilmington, Delaware, which was sold on May 28, 2003. Savings from our ongoing Profit Improvement Program reduced the impact of cost increases in other areas, including increased staffing in the loan production areas and rising medical, property & casualty and liability insurance. Cost savings have been realized in compensation related areas and occupancy, primarily from the closure of underperforming branch offices and reduced staffing in the administrative areas.

The following table reflects the components of noninterest expenses for the three months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	For the Three Months Ended June 30,
	2003	2002	Increase (Decrease)
Salaries and benefits	$9,787	$9,618	$169
Net occupancy expense	3,451	3,231	220
Advertising and marketing	171	280	(109)
Data processing fees and services	1,618	1,491	127
Loan collection costs	32	644	(612)
Other operating expense	2,909	2,685	224
ORE expense, net of ORE income	1,576	(429)	2,005
Amortization of premium on deposits	692	692	—

Total noninterest expense	$20,236	$18,212	$2,024

Comparison of Results of Operations for the Six Months Ended June 30, 2003 and 2002

Overview

Net income for the six months ended June 30 2003, was $3.5 million, or $0.30 per share (on a diluted basis) compared with income of $2.6 million, or $0.24 per share on the same basis, for the same period in 2002.

Analysis of Net Interest Income (see table on page 26)

Net interest income for the six months ended June 30, 2003, was $38.2 million compared with $38.7 million for the same period last year, a $500,000 or 1.3% decrease. Net interest margin in the first six months of 2003 was 3.07% compared to 3.31% a year ago, a decline of 24 basis points. The decline in net interest margin was largely caused by acceleration in mortgage prepayments and continued reductions in the indices used for many short-term earning assets. Average asset yield decreased by 110 basis points from 6.34% for the same period in 2002 to 5.24 % for 2003. The yield on the loan portfolio declined by 108 basis points from 7.07% to 5.99% while the securities portfolio declined in yield by 120 basis points from 5.25% to 4.05%. The average cost of interest-bearing liabilities decreased by 89 basis points compared to the same period a year ago from 3.29% to 2.40%. The average cost of time deposits declined by 110 basis points from 4.51% a year ago to 3.41% for the six-month period this year. Money market and savings average costs declined by 50 to 60 basis points during this period.

Noninterest Income

Noninterest income for the six months ended June 30, 2003, was $8.9 million compared with $6.6 million for the same period in 2002, an increase of $2.3 million. Our residential mortgage operation generated $2.0 million in gains on the sale of newly-originated fixed rate loans, a $1.4 million or 220.3% increase over last year and gains on the sale of mortgage securities increased by $2.6 million.

The following table reflects the components of noninterest income for the six months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	For the Six Months Ended June 30,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$3,252	$3,174	$78
Loan service fees, net	(1,202)	(37)	(1,165)
Other loan fee income	1,059	1,322	(263)
Gains on sale of loans, net	2,015	629	1,386
Gain on sale of securities, net	3,026	398	2,628
Market adjustment on trading assets	—	(70)	70
Other income	719	1,146	(427)

Total noninterest income	$8,869	$6,562	$2,307

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the six months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	Six Months Ended June 30,
	2003			2002
Summary of Average Rates	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest earning assets:
Loans	$1,549,031	$46,764	5.99%	$1,445,059	$51,083	7.07%
Securities	855,065	17,333	4.05	831,965	21,833	5.25
Interest bearing deposits in banks	14,860	43	0.58	14,434	68	0.95
FHLB stock	15,574	328	4.24	14,289	398	5.62
Federal funds sold	11,938	71	1.18	13,900	108	1.55

Total interest earning assets	2,446,468	64,539	5.25	2,319,647	73,490	6.34
Noninterest earning assets	161,913			168,326

Total assets	$2,608,381			$2,487,973

Interest bearing liabilities:
Interest checking	$208,690	$390	0.38%	$190,737	$364	0.38%
Money market	396,820	2,604	1.32	405,813	3,906	1.94
Savings	188,083	1,042	1.12	186,246	1,542	1.67
Time deposits	1,145,961	19,370	3.41	1,182,213	26,452	4.51
FHLB advances	208,260	1,726	1.67	101,061	1,196	2.39
Subordinated debt	27,746	1,021	7.36	29,297	1,072	7.32
Other borrowings	35,416	164	0.93	37,201	251	1.36

Total interest bearing liabilities	2,210,976	26,317	2.40	2,132,568	34,783	3.29

Noninterest bearing liabilities	213,959			183,379
Stockholders’ equity	183,446			172,026

Total liabilities and equity	$2,608,381			$2,487,973

Net interest income/net interest spread		$38,222	2.85%		$38,707	3.05%

Net interest margin			3.08%			3.31%

	Increase (Decrease) Due to
Changes in Net Interest Income	Volume	Rate	Total
Interest earning assets:
Loans	$3,263	$(7,582)	$(4,319)
Securities	64	(4,564)	(4,500)
Interest bearing deposits in banks	2	(27)	(25)
FHLB stock	34	(104)	(70)
Federal funds sold	(34)	(23)	(37)

Total change in interest income	3,349	(12,300)	(8,951)
Interest bearing liabilities:
Interest checking	34	(8)	26
Money market	(85)	(1,217)	(1,302)
Savings	15	(515)	(500)
Time deposits	484	(7,566)	(7,082)
FHLB advances	922	(392)	530
Subordinated debt	(57)	6	(51)
Other borrowings	4	(91)	(87)

Total change in interest expense	1,317	(9,783)	(8,466)

Total change in net interest income	$2,032	$(2,517)	$(485)

Noninterest Expense

Total noninterest expenses for the first six months of 2003 were $39.5 million compared with $36.6 million for the same period last year, an increase of $2.9 million. The $2.6 million increase in the ORE expense line item was primarily due to costs incurred and expense accruals associated with a nonperforming real estate property, a hotel in Wilmington, Delaware, which was sold on May 28, 2003. Savings from our ongoing Profit Improvement Program reduced the impact of cost increases in other areas, including rising medical, property & casualty and liability insurance. Cost savings have been realized in compensation related areas and occupancy, primarily from the closure of our underperforming branch offices and reduced staffing in the administrative areas.

The following table reflects the components of noninterest expenses for the six months ended June 30, 2003 and 2002 ($ in thousands; unaudited):

	For the Six Months Ended June 30,
	2003	2002	Increase (Decrease)
Salaries and benefits	$19,797	$19,583	$214
Net occupancy expense	6,822	6,313	509
Advertising and marketing	283	469	(186)
Data processing fees and services	3,195	3,104	91
Loan collection costs	129	914	(785)
Other operating expense	5,733	5,275	458
ORE expense, net of ORE income	2,125	(490)	2,615
Amortization of premium on deposits	1,384	1,384	—

Total noninterest expense	$39,468	$36,552	$2,916

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. The Asset / Liability Management Committee (“ALCO”) meets at least quarterly to monitor interest rate risk in the loan, investment and liability portfolios.

Management uses simulation software to measure asset and liability duration and the sensitivity of projected net interest income to changes in interest rates. The simulation process takes into account the current contractual agreements with customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions in the future. Also considered are the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with projected prepayments and new business volumes. At June 30, 2003, the duration of our assets was 1.87 years while the duration of our liabilities and equity was 2.00 years. There were no contractual off-balance sheet arrangements at June 30, 2003.

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

The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12-month period, was as follows:

If interest rates:	Change-%
Increase 100 basis points	(0.21)%
Increase 200 basis points	(1.66)
Decrease 100 basis points	(3.87)
Decrease 200 basis points	(8.06)

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Treasurer and Principal Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and Treasurer concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting, and there have been no significant changes in our internal controls identified in connection with the evaluation that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and Treasurer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and Treasurer Certifications

Exhibits 31.1 and 31.2 are Certifications of the CEO and the Treasurer. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Trustee for Atlantic International Mortgage Co. v. Republic Bank:

The Bank was named as a defendant in a complaint filed on November 20, 2002, in the United States Bankruptcy Court for the Middle District of Florida, in Tampa. The plaintiff is the trustee of three affiliated entities (the “Debtors”) that were borrowers under a now-discontinued mortgage warehouse lending program. The Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 21, 2000. Shortly after the Debtors filed bankruptcy, the court appointed a Chapter 11 trustee who took control of the Debtor’s business and assets. Prior to filing for such relief, the Debtors, through lines of credit and other forms of indebtedness, borrowed amounts in excess of $11.0 million from the Bank. The Bankruptcy Code provides that certain transfers of property by a debtor may be avoided if such transfers were made within the 90 days prior to the Bankruptcy filing and the transfer provides the creditor more than it would have received under Chapter 7 of the Bankruptcy Code. The plaintiff alleges that the Bank received payments in or obtained an interest in approximately $3.5 million of funds and real estate collateral, or the value thereof, that were avoidable pursuant to the Bankruptcy Code because such events occurred within the 90 day preference period or were received after filing for bankruptcy but not authorized pursuant to the Bankruptcy Code. As a result, the plaintiff has requested that the foregoing transfer from the Debtors to the Bank be avoided, that the Bank return such payments and collateral, and any other relief that is appropriate.

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

James Baker, et al v. Republic Bank:

The Bank has been named as one of 35 investor defendants in a class action lawsuit filed on behalf of several Missouri residential real estate owners or borrowers. The plaintiffs obtained second mortgage High LTV Loans from Century Financial, Inc. (“Century”), during the 1997-1998 timeframe. During this period, Republic purchased from Century and, of those purchases, has identified 12 loans secured by properties in Missouri totaling approximately $690,000. The plaintiffs allege that Century charged illegal loan origination fees and closing costs in violation of the Missouri Second Mortgage Loans Act. Under the purchase agreement with Century, all fees and costs collected by Century were retained by them. The plaintiffs are seeking both actual and punitive damages.

The Bank has not at this point reached any conclusion regarding the merits of the lawsuit.

Peak Partners, L.P. v. Republic Bank:

The plaintiff in this case purchased certain mortgage-backed notes with a face amount of $7.5 million that were collateralized by High LTV Loans and issued by Keystone Owner Trust 1998-P2. The Bank is the servicer of record for the mortgages underlying the trust. The plaintiff later sold its investment for an amount higher than its purchase price. The plaintiff is alleging that a correction made to reporting of amounts remitted by the mortgage holders diminished the value of its investment and is seeking $500,000 in damages. The lawsuit, which includes claims for negligence, negligent misrepresentation and fraud, is pending in the United States District Court for the District of New Jersey-Trenton Vicinage. Discovery is continuing in this matter. The Bank believes the lawsuit to be without merit.

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

Item 6. Exhibits and Report on Form 8-K

(a	)	Exhibits:

		3.1 -	Amended and Restated Articles of Incorporation of Registrant (1)

		3.2 -	By-Laws of Registrant (1)

		4.1 -	Specimen Common Stock Certificate (1)

		31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification by the Treasurer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		32.1 -	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

		32.2 -	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.

(b)	The following reports on Form 8-K were filed as follows:

(1)	Report on Form 8-K dated and filed August 1, 2003.—Disclosed the issuance of a Press Release relating to the Company’s earnings for the quarter ended June 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: August 7, 2003	By:	/s/ William R. Klich
William R. Klich President and Chief Executive Officer (principal executive officer)

Date: August 7, 2003	By:	/s/ William R. Falzone
William R. Falzone Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1 -	Amended and Restated Articles of Incorporation of Registrant (1)

3.2 -	By-Laws of Registrant (1)

4.1 -	Specimen Common Stock Certificate (1)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to the Securities and Exchange Commission pursuant to the section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2 -	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.