Form 10-Q
period 2003-09-30
REPUBLIC BANCSHARES INC
filed 2003-11-14
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2003

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

Yes  ☒    No  ☐

At October 31, 2003, 13,270,893 shares of the registrant’s $2.00 par value common stock were outstanding.

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

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS – September 30, 2003 and December 31, 2002

($ in thousands, except share data; unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$71,306	$51,162
Interest bearing deposits in banks	2,073	14,061
Federal funds sold	15,997	11,588

Cash and cash equivalents	89,376	76,811

Securities:
Available for sale	931,115	820,108
Trading	8,350	7,815
FHLB stock	15,786	15,261
Loans held for sale	8,008	37,416
Loans	1,631,475	1,475,869
Allowance for loan losses	(23,241)	(27,987)

Net loans	1,608,234	1,447,882

Premises and equipment, net	37,614	38,508
Other real estate owned, net	1,832	16,787
Accrued interest receivable	9,826	10,622
Goodwill	2,726	2,726
Premium on deposits	13,554	15,630
Other assets	49,805	36,783

Total assets	$2,776,226	$2,526,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$198,052	$162,716
Interest checking	227,568	204,743
Money market	383,627	393,823
Savings	183,947	180,435
Time deposits	1,181,615	1,127,999

Total deposits	2,174,809	2,069,716
Securities sold under agreements to repurchase & other borrowings	43,663	30,913
FHLB advances	308,732	172,240
Convertible subordinated debt	—	29,332
Other liabilities	10,382	11,714

Total liabilities	2,537,586	2,313,915

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	28,750	28,750

Stockholders’ equity:
Common stock ($2.00 par; 20,000,000 shares authorized; 13,267,294 and 11,398,059 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively.)	26,535	22,796
Capital surplus	156,609	129,860
Retained earnings	30,403	22,418
Accumulated other comprehensive income (loss)	(3,657)	8,610

Total stockholders’ equity	209,890	183,684

Total liabilities and stockholders’ equity	$2,776,226	$2,526,349

The accompanying notes are an integral part of these consolidated financial statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share data; unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2003	2002	2003	2002
INTEREST INCOME:
Loans	$23,160	$25,400	$69,924	$76,483
Securities	7,733	10,234	25,066	32,067
Federal funds sold & other investments	182	277	624	851

Total interest income	31,075	35,911	95,614	109,401

INTEREST EXPENSE:
Deposits	10,879	14,733	34,284	46,998
Securities sold under agreement to repurchase & other borrowings	86	123	251	372
FHLB advances	1,033	361	2,759	1,556
Holding company debt	63	536	1,084	1,609

Total interest expense	12,061	15,753	38,378	50,535

NET INTEREST INCOME	19,014	20,158	57,236	58,866
PROVISION FOR (RECOVERY OF) LOAN LOSSES	(5,365)	1,650	(4,517)	4,750

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24,379	18,508	61,753	54,116

NONINTEREST INCOME:
Service charges on deposit accounts	1,766	1,550	5,019	4,724
Loan service fees, net	(276)	(630)	(1,478)	(666)
Other loan fee income	552	651	1,612	1,973
Gains on loans & securities, net	2,895	2,133	7,936	3,090
Other operating income	405	403	1,122	1,548

Total noninterest income	5,342	4,107	14,211	10,669

NONINTEREST EXPENSES:
Salaries and employee benefits	10,482	9,279	30,279	28,861
Net occupancy expense	3,960	3,254	10,782	9,567
Advertising and marketing	579	235	862	704
Data & item processing fees and services	1,618	1,587	4,813	4,691
Loan collection costs (recoveries)	256	(105)	385	809
Other operating expenses	3,393	2,950	8,836	8,228
ORE expense, net	180	1,323	2,596	833
Amortization of premium on deposits	692	692	2,075	2,075

Total noninterest expense	21,160	19,215	60,628	55,768
Income before income taxes & minority interest	8,561	3,400	15,336	9,017
Income tax expense	3,197	1,373	5,630	3,499

Income before minority interest	5,364	2,027	9,706	5,518
Minority interest in income from subsidiary trust, net of tax	(421)	(421)	(1,263)	(1,263)

NET INCOME	$4,943	$1,606	$8,443	$4,255

PER SHARE DATA:
Net income per common share – basic	$0.38	$0.14	$0.70	$0.37

Net income per common & common equivalent share – diluted	$0.37	$0.14	$0.69	$0.37

Weighted average common shares outstanding-basic	13,054,293	11,385,631	12,045,576	11,363,881

Weighted average common & common equivalent shares outstanding – diluted	13,265,744	11,501,214	12,207,253	11,452,070

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

THE NINE MONTHS ENDED SEPTEMBER 30, 2003

($ in thousands, except share data; unaudited)

	Common Stock				Gain/ (Loss) on Available for Sale Securities
	Shares Issued	Amount	Capital Surplus	Retained Earnings		Total
Balance, December 31, 2001	11,335,339	$22,671	$129,056	$17,639	$2,671	$172,037
Net income	—	—	—	4,779	—	4,779
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	5,939	5,939
Exercise of stock options	62,720	125	701	—	—	826
Other, net	—	—	103	—	—	103

Balance, December 31, 2002	11,398,059	22,796	129,860	22,418	8,610	183,684
Net income	—	—	—	8,443	—	8,443
Changes in fair value of available for sale securities, net of tax effect	—	—	—	—	(12,267)	(12,267)
Conversion of subordinated debt	1,794,835	3,590	25,763	—	—	29,353
Dividends paid	—	—	—	(458)	—	(458)
Exercise of stock options	74,400	149	986	—	—	1,135

Balance, September 30, 2003	13,267,294	$26,535	$156,609	$30,403	$(3,657)	$209,890

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands; unaudited)

	For the Three Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Net income	$4,943	$1,606	$8,443	$4,255
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) arising during the period, net of taxes	(9,988)	1,366	(10,070)	5,521
Less reclassification adjustment for gains realized in net income (loss), net of taxes	(336)	(1,592)	(2,197)	(1,990)

Net unrealized gains (losses)	(10,324)	(226)	(12,267)	3,531

Comprehensive income (loss)	$(5,381)	$1,380	$(3,824)	$7,786

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands; unaudited)

	For the Nine Months Ended Sept. 30,
	2003	2002
OPERATING ACTIVITIES:
Net income	$8,443	$4,255

Reconciliation of net income to net cash provided by (used in) operating activities:
Provision for (recovery of) loan losses & ORE allowance	(4,226)	4,850
Depreciation of property and equipment and amortization of premium on deposits	6,030	6,120
Amortization of loan premiums / discounts & MSRs	(1,932)	(840)
Gain on sale of loans and securities, net	(7,936)	(3,090)
Loss (gain) on sale of other real estate owned	1,454	(996)
Gain on disposal of premises and equipment	(182)	(16)
Deferred income tax provision (benefit)	8,645	(2,213)
Net increase in other assets	(17,955)	(3,775)
Net decrease in other liabilities	(1,332)	(947)

Net cash (used in) provided by operating activities	(8,991)	3,348

INVESTING ACTIVITIES:
Net increase in loans	(124,758)	(85,438)
Proceeds from sales and maturities of securities	258,221	181,183
Principal repayment on securities	340,230	627,706
Purchase of securities available for sale	(719,433)	(778,222)
Purchase of FHLB stock	(525)	(2,093)
Purchase of premises & equipment, net	(2,723)	(3,661)
Proceeds from sales of other real estate	15,476	19,931

Net cash used in investing activities	(233,512)	(40,594)

FINANCING ACTIVITIES:
Net increase in deposits	105,149	18,687
Net increase in repurchase agreements	13,000	520
Net decrease in capital lease	(250)	—
Proceeds from FHLB advances, net	136,492	24,992
Proceeds from issuance of common stock	1,135	823
Dividends on common stock	(458)	—

Net cash provided by financing activities	255,068	45,022

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	12,565	7,776
CASH & CASH EQUIVALENTS, beginning of period	76,811	92,123

CASH & CASH EQUIVALENTS, end of period	$89,376	$99,899

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$35,316	$44,904
Cash paid during the period for income taxes	2,416	1,329

Non-cash transactions:
Conversion of subordinated debt to common stock	29,353	—

The accompanying notes are an integral part of these consolidated statements.

REPUBLIC BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Organization

In the opinion of Republic Bancshares, Inc. and Subsidiaries (the “Company” or “Republic” or “We”), the accompanying consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2003 and December 31, 2002, and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows and stockholders’ equity for the nine months ended September 30, 2003 and 2002. The accounting and reporting policies of the Company and its wholly-owned subsidiaries, Republic Bank (the “Bank” including its subsidiaries Republic Insurance Agency and Republic SPE II, Inc.) and RBI Capital Trust I (“RBI”), are in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q, Article 10 of Regulation S-X and prevailing practices within the financial services industry. Accordingly, they do not include all of the footnotes and information required by generally accepted accounting principles.

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

Our consolidated financial statements include the accounts of Republic Bancshares, Inc., RBI, and the Bank. All significant intercompany accounts and transactions have been eliminated. Our primary source of income is from the Bank and its wholly-owned subsidiaries. The Bank’s primary source of revenue is derived from net interest income on earning assets and from fees and charges on loans and deposits.

These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results or operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the September 2003 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Interpretation No. 45 – Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Interpretation No. 45 changes the accounting for and the disclosure of guarantees. Interpretation No. 45 requires that guarantees meeting certain characteristics be initially recorded as a liability at fair value, in contrast to FASB No. 5 which requires recording a liability only when a loss is probable and reasonably estimable. The disclosure requirements of Interpretation No. 45 are effective for financial statements and annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions of Interpretation No. 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect upon our results of operations or financial position.

FASB Interpretation No. 46 – Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. Interpretation No. 46 expands the consolidation requirements of Accounting Research Bulletin (“ARB”) No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. The disclosure requirements of Interpretation No. 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of Interpretation No. 46 did not have a material effect upon our results of operations or financial position.

Statement of Financial Accounting Standard (“SFAS”) No. 148 – Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123)” was issued in December 2002 and was adopted by the Company on January 1, 2003. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the transition and disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company transitioned to the fair value based method of accounting for stock based employee compensation costs using the prospective method as of January 1, 2003. A $144,000 expense for stock options issued in 2003 was recorded in the third quarter of 2003 for the fair value of the options issued. Under the prospective method, all stock options granted before the adoption date will continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) unless these stock options are modified or settled subsequent to adoption.

In accordance with SFAS No. 148, the Company provides disclosures as if we had adopted the fair value based method of measuring all outstanding employee stock options in 2003 and 2002 as indicated in the following table. The disclosure requirement of SFAS No. 148 recognizes the impact of all outstanding employee stock options while the prospective method that the Company is following recognizes the impact of only newly issued employee stock options. The following table presents the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards issued prior to January 1, 2003 (prior to the Company’s adoption of SFAS 123) for the three months and nine months ended September 30, 2003 and 2002 ($ in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$4,943	$1,606	$8,443	$4,255
Add: Stock based employee compensation expense included in reported net income, net of related tax	144	—	144	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax	144	74	1,366	1,502

Pro forma net income	$4,943	$1,532	$7,221	$2,753

Earnings per share:
Basic – as reported	$0.38	$0.14	$0.70	$0.37

Basic – pro forma	$0.38	$0.13	$0.60	$0.24

Diluted – as reported	$0.37	$0.14	$0.69	$0.37

Diluted – pro forma	$0.37	$0.13	$0.59	$0.24

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Under the initial guidance from SFAS No. 150, financial instruments that met the criteria of SFAS No. 150 are required to be presented as liabilities rather than being presented between the liabilities section and the equity section of the balance sheet. This Statement was effective immediately for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. However, the FASB announced on October 29, 2003 that it had indefinitely deferred certain provisions of SFAS No. 150, including those provisions that would have required that the Company change the presentation of RBI’s issue of trust preferred securities on the Company’s consolidated balance sheet from the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust” to a liability designation. Also, our consolidated statements of operations for the three and nine month periods ending September 30, 2003 would have been changed to reflect the item captioned “Minority interest in income from subsidiary trust (net of tax)” as interest expense.

2.    EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common and common equivalent shares has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if the stock options had been exercised, at the average market price for the period, with the proceeds being used to buy shares from the market (i.e., the treasury stock method).

During the third quarter ended September 30, 2003, the Company exercised its right for mandatory redemption of $15.0 million of convertible subordinated debt, issuing 833,311 shares of common stock to the debenture holders and granted 82,100 stock options to its employees, vesting over a five year period. In the second quarter of 2003, the Company also issued a redemption notice for $15.0 million of its convertible subordinated debentures, resulting in the issuance of 961,524 shares of common stock.

The table below reconciles the calculation of the diluted and basic earnings per share for 2003 and 2002 ($ in thousands, except share data):

	For the Three Months Ended September 30,
	2003			2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Earnings Per Share
Net income attributable to common stockholders	$4,943	—	—	$1,606	—	—
Basic earnings per share	—	13,054,293	$0.38	—	11,385,631	$0.14
Options exercised during the period-incremental effect prior to exercise	—	4,167	—	—	4,583	—
Weighted average options outstanding (1)	—	207,284	—	—	111,000	—

Diluted earnings per share	$4,943	13,265,744	$0.37	$1,606	11,501,214	$0.14

	For the Nine Months Ended September 30,
	2003			2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Earnings Per Share
Net income attributable to common stockholders	$8,443	—	—	$4,255	—	—
Basic earnings per share		12,045,576	$0.70		11,363,881	$0.37
Options exercised during the period-incremental effect prior to exercise	—	8,472	—	—	6,805	—
Weighted average options outstanding (1)	—	153,205	—	—	81,384	—

Diluted earnings per share	$8,443	12,207,253	$0.69	$4,255	11,452,070	$0.37

(1)     For the three month periods ended September 30, 2003 and 2002, there were 736,590 and 254,850, respectively, of unexercised stock options that were antidilutive. For the three month period ended September 30, 2002 there were 1,794,862 shares from potential conversion of convertible subordinated debentures that were antidilutive. For the nine month periods ended September 30, 2003 and 2002, there were 736,590 and 308,150, respectively, of unexercised stock options that were antidilutive. For the nine month period ended September 30, 2002 there were 1,794,862 shares from potential conversion of convertible subordinated debentures that were anti-dilutive.

3.    SECURITIES

Our securities totaled $939.5 million at September 30, 2003. Included were $931.1 million of securities classified as available for sale and $8.4 million of securities classified as trading assets. Securities classified as available for sale were comprised of $906.9 million of mortgage-backed securities (“MBS”), $13.9 million of corporate bonds, $9.0 million of asset-backed securities and $1.3 million of revenue bonds. The market values assigned to the securities classified as available for sale were determined using market quotations at September 30, 2003.

Included in the trading asset category were $7.5 million in overcollateralization and residual interests in cash flows from securitizing High LTV Loans (as defined below) in 1997 and 1998 (the “Residuals”) and $831,000 of excess servicing interest-only strips on mortgage servicing rights. These trading assets were valued using a present value of cash flows technique. The Residuals are valued in much the same way as are the excess servicing interest-only strips on pools of first lien mortgage loans but also carry an additional element of credit risk because the collateral is comprised of mortgages with second liens and relatively high combined loan-to-value ratios (“High LTV Loans”). These High LTV loans were underwritten to borrowers primarily for debt consolidation purposes where the combined loan-to-value ratios generally exceeded 100%. These loans have performed with an annual loss rate significantly in excess of loss rates for first lien mortgage loans. The market for High LTV-related assets is illiquid and there are no readily observable market prices that can be relied on to value these trading assets. The three key assumptions used in the valuation are the discount rate, the expected loss ratio and the expected prepayment speed. These assets are valued at least quarterly with any valuation adjustment reflected as a trading gain or loss included in “Gains on loans and securities, net” in the statement of operations. For the three month periods ended September 30, 2003 and 2002, trading gains amounting to $865,000 and $82,000, respectively, were recorded. For the nine month periods ended September 30, 2003 and 2002, trading gains amounting to $909,000 and $82,000, respectively, were recorded.

The key assumptions used and the resultant valuations of the residuals and excess servicing interest-only strips on mortgage servicing rights at September 30, 2003 were as follows ($ in thousands):

	December 1997 Securitization (“1997-1”)	June 1998 Securitization (“1998-1”)	Excess Servicing Interest-only Strips
Collateral amount	$10,200	$57,760	$133,166
Discount rate	15.00%	20.00%	8.00%
Wtd. avg. remaining life (years)	1.92	2.08	1.50
Cumulative lifetime default rate (1)	15.65%	15.13%	N/A
Prepayment speed	46.00%	41.00%	36.00%
Fair value	$2,768	$4,751	$831

(1)     Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

4.    LOANS

Loans at September 30, 2003 and December 31, 2002, are summarized as follows ($ in thousands):

	September 30,	December 31,
	2003	2002
Real estate mortgage loans:
One-to-four family residential	$407,408	$382,366
Subprime mortgages	22,158	33,672
Multifamily residential	41,554	38,750
Warehouse lines of credit	118	118
Commercial real estate	628,550	551,934

Mortgage loans secured by first liens held in portfolio	1,099,788	1,006,840
Commercial (business) loans	149,408	145,634
Home equity loans	350,111	285,256
High LTV Loans	15,955	21,393
Consumer loans	16,779	18,097

Total gross portfolio loans	1,632,041	1,477,220
Less-allowance for loan losses	(23,241)	(27,987)
Less-premiums and unearned discounts on loans purchased	(442)	(537)
Less-unamortized loan fees, net	(124)	(814)

Total net loans held for portfolio	1,608,234	1,447,882
Residential loans held for sale	8,008	37,416

Net loans held for portfolio & loans held for sale	$1,616,242	$1,485,298

Mortgage loans serviced for others as of September 30, 2003 and December 31, 2002, were $277.8 million and $462.4 million, respectively. Mortgage loan servicing rights (both purchased and originated) amounted to $4.0 million and $6.8 million at September 30, 2003 and December 31, 2002, respectively. Loans on which interest was not being accrued at September 30, 2003 and December 31, 2002, totaled approximately $11.3 million and $22.2 million, respectively. Loans past due 90 days or more and still accruing interest at September 30, 2003 and December 31, 2002 were $10,000 and $18,000, respectively.

At September 30, 2003, the composition of our loan portfolio, including loans held for sale, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

		Outside of	Total
	In Florida	Florida	Portfolio
Based on Amounts
Real estate mortgage loans:
One-to-four family residential	$366,734	$49,297	$416,031
Subprime mortgages	5,752	16,406	22,158
Multifamily residential	35,580	5,974	41,554
Warehouse lines of credit	118	—	118
Commercial real estate	609,022	15,908	624,930

Mortgage loans secured by 1st liens	1,017,206	87,585	1,104,791
Commercial (business) loans	148,752	219	148,971
Home equity loans	341,901	11,592	353,493
High LTV loans	1,544	13,902	15,446
Consumer loans	16,408	374	16,782

Total loans held in portfolio	$1,525,811	$113,672	$1,639,483

	In Florida	Outside of Florida
As a Percent of Total Loans
Real estate mortgage loans:
One-to-four family residential	88.2%	11.8%
Subprime mortgages	26.0	74.0
Multifamily residential	85.6	14.4
Warehouse lines of credit	100.0	—
Commercial real estate	97.5	2.5

Mortgage loans secured by 1st liens	92.1	7.9
Commercial (business) loans	99.9	0.1
Home equity loans	96.7	3.3
High LTV loans	10.0	90.0
Consumer loans	97.8	2.2

Total loans held in portfolio	93.1%	6.9%

5.    ALLOWANCE FOR LOAN LOSSES

In the evaluation of the allowance for loan losses, management segments the loan portfolio into common risk categories and, within those risk categories, between loans of a homogenous nature and loans whose characteristics are non-homogenous. Homogenous types of loans include performing and nonperforming loans secured by first liens on residential properties, home equity loans and other types of consumer loans. Also, included in this category are performing commercial (business) and commercial real estate loans with a total relationship balance of less than $500,000. Each individual grouping of homogenous loans is evaluated for impairment through the assignment of a risk factor to assess the probable losses that have occurred as of the date of the financial statements. The loss factors used for these homogenous groupings of loans are based on historical loss statistics and trends in delinquencies, previous and current underwriting standards, loan concentrations in geographic areas or specific industries and loan policies and procedures that may affect future loan collections.

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

The allowance for loan losses amounted to $23.2 million and $28.0 million at September 30, 2003 and December 31, 2002, respectively. Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Nine Months Ended Sept. 30,
	2003	2002
Balance, beginning of period	$27,987	$31,997
Provision for loan losses	(4,517)	4,750
Loans charged-off	(4,985)	(6,336)
Recoveries of loans charged-off	4,756	1,184

Net charge-offs	(229)	(5,152)

Balance, end of period	$23,241	$31,595

6.    INTANGIBLE ASSETS

Intangible assets subject to amortization are comprised of premiums on deposits and mortgage servicing rights, including unearned income from sale of servicing rights. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for the three months ended December 31, 2003 and each of the five succeeding years ($ in thousands):

	Premium on Deposits
	Gross Carrying Amount	Accumulated Amortization	Mortgage Servicing Rights Net of Amortization
At September 30, 2003:	$27,673	$(14,119)	$4,041

Estimated amortization:
For the three months ending December 31, 2003		$692	$434
For the years ending December 31:
2004		2,767	1,449
2005		2,767	1,104
2006		2,767	844
2007		2,767	210
2008		1,794	—

7.    RELATED PARTY TRANSACTIONS

Related Party Transactions with Mr. William R. Hough

Mr. William R. Hough is the Chairman of the Board of the Company, a director of the Company and the Bank, and our largest shareholder. Mr. Hough is also Chairman Emeritus and the controlling shareholder of William R. Hough & Co. (“WRHC”), a NASD-member investment-banking firm. WRHC is compensated on a commission basis for acting as our agent in open-market purchases and sales of securities. For the nine months ended September 30, 2003, we purchased $451.3 million and sold $234.4 million of mortgage-backed securities through WRHC. Purchases and sales of securities with WRHC were reviewed to ensure that prices paid or received were comparable to similar transactions with unaffiliated third parties. We also periodically may purchase securities under agreement to repurchase from WRHC at a rate based on the prevailing federal funds rate plus one-eighth of one percent but there were no purchases of this type during 2003.

Related Party Transactions with Other Directors and Executive Officers

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. Loans and commitments to lend to those persons were comprised solely of one loan with a zero balance. The loan was made as a commercial business line of credit, made in the ordinary course of business, upon substantially the same terms as offered to non-affiliated borrowers.

8.    CONVERTIBLE SUBORDINATED DEBENTURES

In May 2003, pursuant to the terms of the indenture, we issued a redemption notice for our $15.0 million of 7% convertible subordinated debentures due 2011. All of the holders of those debentures elected to convert their securities into our $2.00 par value common stock rather than have the debentures redeemed for cash. By June 17, 2003, the end of the period allowable for conversion of the 2011 debentures, we had issued 961,524 shares of our common stock to the holders.

In June, 2003, we issued a similar redemption notice to the holders of our $15.0 million of 7% convertible debentures due 2014. All of the holders of those securities also elected to convert their debentures into our common stock. By July 28, 2003, the end of the period allowable for conversion of the 2014 debentures, we had issued 833,311 shares to the holders.

9.    DIVIDEND PAYMENTS, HOLDING COMPANY CASHFLOW AND DEBT SERVICE

On March 25, 2003, the Company’s board of directors declared a cash dividend in the amount of $0.04 per share payable on April 21, 2003 to common stockholders of record at April 7, 2003. On April 29, 2003, and on July 15, 2003, the board of directors of the Bank declared a cash dividend payable to the Company of $2.0 million and $3.0 million, respectively. On October 17, 2003, the board of directors of the Bank declared an additional $3.0 million cash dividend payable to the Company.

At the Bank level, Florida statutes limit the amount of dividends that can be paid by the Bank to the Company in any given year to an amount no greater than the Bank’s net income for the current year plus retained net income of the Bank from the preceding two years. As of September 30, 2003, the Bank had a net surplus for dividend payment purposes of $6.0 million. On September 30, 2003, the Company had unrestricted cash to be used for debt service totaling $10.7 million. The Company’s annual debt service requirement, after taking into consideration the redemption or conversion of the Company’s convertible subordinated debentures due 2011 and 2014, is approximately $2.6 million.

10.    LEGAL PROCEEDINGS

For detailed information on our legal proceedings, please refer to Part II, Item 1. of our report on Form 10-Q for the quarter ended September 30, 2003.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands, except share data; unaudited)

	Quarters Ended
	Sept. 2003	June 2003	Mar. 2003	Dec. 2002	Sept. 2002
RESULTS OF OPERATIONS:
Interest income	$31,075	$32,395	$32,144	$33,845	$35,911
Interest expense	12,061	13,250	13,068	14,698	15,753

Net interest income	19,014	19,145	19,076	19,147	20,158
Loan loss provision (recovery)	(5,365)	200	648	600	1,650

Net interest income after loan loss provision (recovery)	24,379	18,945	18,428	18,547	18,508
Noninterest income	5,342	4,272	4,597	3,207	4,107
Noninterest expense	21,160	20,236	19,232	20,239	19,215

Income before income taxes and minority interest	8,561	2,981	3,793	1,515	3,400
Income tax expense	3,197	997	1,436	570	1,373
Minority interest from subsidiary trust, net of tax	(421)	(421)	(421)	(421)	(421)

Net income	$4,943	$1,563	$1,936	$524	$1,606

Earnings per share – diluted	$0.37	$0.13	$0.17	$0.05	$0.14
Weighted average shares outstanding– diluted	13,265,744	11,799,472	11,523,480	11,506,790	11,501,214

BALANCE SHEET DATA (at period-end):
Total assets	$2,776,226	$2,734,955	$2,592,044	$2,526,349	$2,511,182
Securities	939,465	908,449	864,149	827,923	814,663
Loans (including loans held for sale)	1,639,483	1,623,238	1,544,639	1,513,285	1,482,078
Nonperforming assets	13,090	21,785	38,420	39,010	42,175
Allowance for loan losses	23,241	27,279	27,795	27,987	31,595
Deposits	2,174,809	2,177,405	2,157,435	2,069,716	2,148,974
Stockholders’ equity	209,890	200,322	182,274	183,684	180,646
Book value per share (dollars)	15.82	16.13	15.95	16.12	15.85
Tangible book value per share (dollars)	14.98	15.19	14.89	15.02	14.72

SELECTED OPERATING RATIOS:
Return on average assets	0.71%	0.23%	0.31%	0.08%	0.26%
Return on average equity	9.51	3.38	4.32	1.15	3.57
Net interest margin	2.89	2.97	3.17	3.20	3.47
Operating efficiency ratio	83.30	75.49	76.00	85.60	70.88
Loan loss allowance to portfolio loans	1.42	1.73	1.85	1.90	2.15
Loan loss allowance to nonperforming loans	206.44	138.26	129.97	125.94	137.10

CAPITAL RATIOS:
Equity to assets	7.56	7.32	7.03	7.27	7.20
Equity & minority interest to assets	8.60	8.38	8.14	8.41	8.34
Regulatory ratios – Bank:
Tier 1 (leverage)	7.71	7.82	8.22	8.17	8.28
Tier 1 to risk assets	11.90	12.06	12.61	12.81	13.07
Total capital	13.18	13.34	13.89	14.09	14.35
Regulatory ratios – Company:
Tier 1 (leverage)	8.19	7.66	7.41	7.37	7.49
Tier 1 to risk-assets	12.66	11.83	11.36	11.58	11.84
Total capital	13.93	13.96	14.43	14.70	15.02

OTHER DATA (at period-end):
Number of branch banking offices	71	70	70	71	72
Number of full-time equivalent employees	857	866	864	858	850

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	Sept. 2003	June 2003	Mar. 2003	Dec. 2002	Sept. 2002
SELECTED AVERAGE BALANCES & YIELDS/COSTS
Average balances:
Assets:
Loans:
Residential	$446,629	$451,876	$438,956	$453,154	$449,063
Commercial real estate	656,712	609,597	588,138	584,913	567,976
Commercial (business)	153,676	163,925	161,213	158,452	125,572
Consumer & other	382,523	355,226	328,847	322,978	321,153

Total loans	1,639,540	1,580,624	1,517,154	1,519,497	1,463,764
Securities	908,936	895,590	814,540	791,639	785,762
Other earning assets	35,076	45,848	38,856	41,600	41,694
Other assets	173,921	160,131	163,685	164,129	166,832

Total assets	$2,757,473	$2,682,193	$2,534,235	$2,516,865	$2,458,052

Liabilities & Equity:
Non-interest bearing deposits	$191,608	$185,028	$166,851	$160,293	$152,876
Interest-bearing deposits	1,993,862	1,966,113	1,912,701	1,948,339	1,965,797

Total deposits	2,185,470	2,151,141	2,079,552	2,108,632	2,118,673
Borrowings	327,508	309,602	232,799	188,657	119,555
Other liabilities	38,356	35,785	40,148	39,626	40,477

Total liabilities	2,551,334	2,496,528	2,352,499	2,336,915	2,278,705
Total equity	206,139	185,665	181,736	179,950	179,347

Total liabilities & equity	$2,757,473	$2,682,193	$2,534,235	$2,516,865	$2,458,052

Average yields/costs:
Earning assets	4.74%	5.08%	5.40%	5.68%	6.19%
Loans	5.54	5.79	6.17	6.40	6.82
Securities	3.40	3.99	4.13	4.47	5.21
Deposits	2.16	2.38	2.49	2.74	2.97
Other interest-bearing liabilities	1.43	2.06	2.29	2.60	3.39
Total interest-bearing liabilities	2.06	2.33	2.47	2.73	3.00

NONPERFORMING ASSETS:

Nonperforming loans:
Residential first lien	$7,505	$7,987	$9,260	$9,739	$10,351
Warehouse lines of credit	118	118	118	118	152
Commercial real estate and multifamily	604	8,440	8,516	8,848	8,822
Commercial (business)	2,140	1,925	2,292	2,196	2,396
Home equity and consumer	573	833	737	931	800
High LTV	318	427	462	391	525

Total nonperforming loans (1)	11,258	19,730	21,385	22,223	23,046

Other real estate:
Residential	1,507	1,730	1,777	1,595	1,290
Commercial	325	325	15,258	15,192	17,839

Total ORE	1,832	2,055	17,035	16,787	19,129

Total nonperforming assets	$13,090	$21,785	$38,420	$39,010	$42,175

(1)    Includes all loans on nonaccrual and all loans 90 days and over past due and still accruing interest.

REPUBLIC BANCSHARES, INC.

SELECTED QUARTERLY FINANCIAL INFORMATION

($ in thousands; unaudited)

	Quarters Ended
	Sept. 2003	June 2003	Mar. 2003	Dec. 2002	Sept. 2002
Loan loss allowance activity
Allowance for loan losses at beginning of period	$27,279	$27,795	$27,987	$31,595	$30,617
Provision for loan losses	(5,365)	200	648	600	1,650

Net (charge-offs) recoveries:
Residential first lien	(72)	124	4	35	(59)
Warehouse lines of credit	3,687	—	—	—	—
Nonconforming first lien mortgages	—	(53)	(1)	—	(70)
Commercial real estate/multifamily	(1,955)	17	—	(3,579)	25
Commercial (business)	(136)	(283)	(481)	(260)	(25)
Home equity	97	(19)	19	50	69
Consumer	(55)	(7)	(13)	(9)	(8)
Other	(32)	(33)	(31)	(48)	(97)
High LTV	(207)	(462)	(337)	(397)	(507)

Net charge-offs	1,327	(716)	(840)	(4,208)	(672)

Allowance for loan losses at end of period	$23,241	$27,279	$27,795	$27,987	$31,595

Net charge-offs (recoveries) to average loans-annualized:
Residential first lien	0.07%	(0.12)%	—%	(0.03)%	0.06%
Warehouse lines of credit	NMF	—	—	—	—
Nonconforming first lien mortgages	—	0.77	0.01	—	0.73
Commercial real estate/multifamily	1.19	(0.01)	—	2.45	(0.02)
Commercial (business)	0.35	0.69	1.19	0.66	0.08
Home equity	(3.94)	0.69	(0.06)	(8.17)	(0.10)
Consumer and other	1.24	0.15	0.28	0.19	0.16
High LTV	5.02	10.18	6.74	7.17	8.42

Net charge-offs (recoveries) to average loans	(0.32)%	0.18%	0.22%	1.11%	0.18%

NMF – Not meaningful

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fair Value.    Certain financial instruments are recorded at fair value, or, in the case of loan servicing rights and loans held for sale, at the lower of amortized cost or fair value. Unrealized gains and losses may be reflected in results of operations or as an adjustment to equity accounts as applicable. The preferred method of determining fair value is through use of listed market prices, where possible, and we utilize those market quotes whenever available. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, our estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value. The amount of assets on our balance sheet are valued using pricing models comprising less than one percent of total assets but the fluctuation in fair value caused by relatively minor changes in the underlying assumptions could result in a material change in the results of operations. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities” to the Consolidated Financial Statements.

Transfers of Financial Assets.    From time to time we may engage in securitization activities. Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This is a replacement of FASB Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amounts of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. We recognize any interests in the transferred assets and any liabilities incurred in securitization transactions on the consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see “Note 3. Securities” to the Consolidated Financial Statements.

Allowance for Loan Losses.    The allowance for loan losses is established through a charge to the provision for loan losses which is made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses represents our estimate of the probable losses that have occurred as of the date of the financial statements, as further described in “Note 1. Summary of Significant Accounting Policies” and “Note 5. Allowance for Loan Losses” in the notes to our consolidated financial statements included elsewhere in this report. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses. The actual loan losses ultimately incurred may differ from the provision estimate recorded for the first nine months of 2003.

Income taxes.    Our income tax policy results in recording the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as the tax effects of operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide a valuation allowance, if required. Our deferred tax asset at September 30, 2003, totaled $16.2 million. We adopted the actual charge-off method for recording loan loss provisions on our federal and state tax returns several years ago. Our allowance for loan losses, which totaled $23.2 million at September 30, 2003, has resulted in a charge against earnings for financial reporting purposes but not for income tax purposes. This factor accounted for 54.1% of our deferred tax asset.

Comparison of Balance Sheets at September 30, 2003 and December 31, 2002

Overview

At September 30, 2003, we had total assets of $2.8 billion, stockholders’ equity of $209.9 million and a stated book value per share of $15.82. At year-end 2002 total assets were $2.5 billion, stockholder’s equity was $183.7 million and stated book value was $16.12. Portfolio loans, net of allowances for loan losses, were $1.6 billion at September 30, 2003, an increase of $160.4 million from December 31, 2002, while total deposits were $2.2 billion, an increase of $105.1 million from year-end 2002.

Securities

Securities, primarily mortgage-backed investments issued by one of the federal guarantee agencies, were $939.5 million at September 30, 2003 as compared to $827.9 million at the end of last year, an increase of $111.6 million. Mortgage-backed securities increased $90.9 million since the end of last year and $23.0 million of corporate bonds and asset-backed securities were purchased in 2003. At September 30, 2003, $931.1 million of securities were classified as available for sale, none were in the held to maturity category and $8.4 million of securities were trading assets. The trading assets consisted of $7.5 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $831,000 in the excess interest-only spread on mortgage servicing rights.

Purchases of new securities in 2003 to replace securities sold and portfolio amortization totaled $710.3 million for the first nine months of 2003. The annualized yield on average total securities for the first nine months of 2003 was 3.83%, a decrease of 141 basis points from the yield earned in the first nine months of 2002. This decline was primarily the result of three factors, including (1) an increase in prepayments to mortgage securities which caused an increase in the amortization of the premiums paid to purchase those securities, (2) purchases of new securities at yields below the portfolio average and, (3) downward repricing of adjustable rate securities. The weighted average duration of the securities portfolio (defined as the weighted average term of cash flows from an investment, including both principal and interest repayments) was 2.1 years at September 30, 2003 compared to 1.3 years at the end of 2002.

Loans

Our loan portfolio grew at an average annualized rate of 11.1% in the first nine months of 2003. Total loans (including loans held for sale) increased by $126.2 million from year-end 2002 to $1.6 billion at September 30, 2003. Loan originations for the first nine months of 2003 were $945.1 million, with the third quarter’s production level at $295.5 million. Our portfolio of Florida loans grew by $182.7 million or an average annualized rate of 18.1% while the portfolio of loans outside Florida declined by $56.5 million or an average annualized rate of 44.3%. At September 30, 2003, Florida loans comprised 93.1% of the loan portfolio, up from 88.8% at year-end 2002. Loans outside Florida have decreased to 6.9% of the portfolio from 11.2% at December 31, 2002. Management discontinued originating new loans outside Florida in 2000 as part of its strategy to reduce credit risk in the loan portfolio.

By category, commercial business loans increased $3.7 million to $149.0 million and now comprise 9.1% of total loans and commercial real estate loans, including multi-family, increased $79.2 million to $666.5 million or 40.7% of total loans. Home equity loans, our principal consumer lending product, increased $68.7 million to $344.1 million or 21.0% of total loans. Residential loans decreased $15.5 million to $438.3 million or 26.7% of total loans. Most new originations of residential loans during the first nine months of 2003 were fixed rate, all of which are sold to investors. The weighted average duration of the loan portfolio was 1.6 years at September 30, 2003 compared to 1.5 years at the end of 2002.

The annualized yields on residential loans, commercial and commercial real estate loans, and consumer loans (including home equity loans) for the first nine months of 2003 were 5.95%, 5.92%, and 5.62%, respectively, resulting in an annualized yield on the total loan portfolio of 5.86%. The yields on those same categories in the first nine months of 2002 were 7.03%, 7.01%, and 6.90%, respectively, resulting in an annualized yield on the total loan portfolio for 2002 of 6.99%. This reflects a decrease of 113 basis points on the annualized yield on the total loan portfolio during the first nine months of 2003 compared to the same period in 2002. The decrease in yield resulted primarily from the lower overall interest rate environment. Approximately 67.7% of our loan portfolio is indexed to the prime, LIBOR and Treasury interest rates. The average prime interest rate was 4.17% during the first nine months of 2003 compared to 4.75% for the same period of 2002, a decrease of 58 basis points. Short term LIBOR and Treasury rates declined by approximately 82 basis points over the same periods.

Allowance for Loan Losses

The allowance for loan losses amounted to $23.2 million (1.4% of portfolio loans) at September 30, 2003, compared with $28.0 million (1.9% of portfolio loans) at December 31, 2002. Activity to the allowance in 2003 included a credit to the provision for loan losses of $4.5 million and net loan charge-offs of $229,000. The credit to the provision resulted from a $3.75 million recovery of an amount charged-off in 2001 and the recovery of allowances allocated to impaired loans that were sold or otherwise disposed of at amounts greater than their carrying value. At September 30, 2003, the ratio of the allowance for loan losses to nonperforming loans was 206.4% compared to 125.9% at the end of 2002.

Nonperforming Assets

Nonperforming assets amounted to $13.1 million (0.5% of total assets) at September 30, 2003, compared with $39.0 million (1.5% of total assets) at December 31, 2002, a decrease of $25.9 million. Commercial real estate nonperformers declined by $8.2 million and residential nonperformers declined by $2.2 million, primarily from sale of nonperforming assets at amounts greater than their impaired valuation. ORE balances decreased $15.0 million to $1.8 million during the nine month period ending September 30, 2003, due primarily to the sale, in the second quarter of 2003, of our largest nonperforming asset, a hotel in Wilmington, Delaware, which comprised 31.8% of total nonperforming assets at December 31, 2002.

Deposits

Total deposits were $2.2 billion at September 30, 2003, a $105.1 million increase from the prior year-end. By category, money market and savings accounts decreased by $6.7 million, checking accounts increased by $58.2 million, and time deposits increased by $53.6 million. As of September 30, 2003, we had 45.7% of deposits in the lower-costing core deposit categories of checking, savings and money market accounts compared to 45.5% as of December 31, 2002.

Federal Home Loan Bank (“FHLB”) Advances

Advance borrowings from the FHLB, secured by a blanket lien on our mortgage loan portfolio and pledge of securities from our securities portfolio, increased by $136.5 million from $172.2 million at the end of 2002 to $308.7 million at September 30, 2003. These borrowings had the following rate and maturity characteristics as of September 30, 2003 ($ in thousands):

	Amount	Weighted Average Rate
Maturing in:
30 days or less – variable	$255,000	1.30%
2-12 months – fixed	14,250	1.20
Over 1 year – fixed	39,482	2.46

Total	$308,732	1.46%

At September 30, 2003, our credit line availability with the FHLB was increased to 30% of our total assets or $832.9 million of which $308.7 million had been used.

Holding Company Senior Debt

In June 2003, we entered into a loan agreement with SunTrust Bank, N.A., wherein SunTrust extended a revolving line of credit to us in the amount of $10.0 million, maturing in one year. The purpose of the line of credit was to provide interim financing for the holding company, if needed. Interest is payable quarterly based on the 90 day LIBOR rate plus 1.15%. Through September 30, 2003, we had not used this line of credit.

7% Convertible Subordinated Debentures Due 2011 and 2014

In May 2003, we issued a redemption notice for our 7% convertible subordinated debentures due 2011; however, all of the holders of those debentures elected to convert their securities into our $2.00 par value common stock at a conversion ratio of 64.1025 shares per $1,000 principal amount of the 2011 Debentures, a conversion price of $15.60 per share. By June 17, 2003, the end of the period allowable for conversion of the 2011 debentures, we had issued 961,524 shares of common stock to the holders. In June, 2003, we issued a similar redemption notice to the holders of our $15.0 million of 7% convertible debentures due 2014. The holders of those securities also elected to convert their securities into our common stock at a conversion rate of 55.5556 shares per $1,000 principal amount of the 2014 Debentures, a conversion price of $18.00 per share. By July 28, 2003, the end of the period allowable for conversion of the 2014 debentures, we had issued 833,311 shares to the holders.

Stockholders’ Equity

Stockholders’ equity was $209.9 million at September 30, 2003, or 7.6% of total assets, compared to $183.7 million or 7.3% of total assets at December 31, 2002. The number of common shares outstanding at September 30, 2003 was 13,267,294, compared to 11,398,059 shares of common stock outstanding at December 31, 2002. This increase in the number of shares of common stock was due, in part, to the conversion of the 2011 debentures into 961,524 shares of common stock in the second quarter of 2003 and the conversion of the 2014 debentures into 833,311 shares of common stock in the third quarter of 2003. The market value of the available for sale segment of the securities portfolio during the first nine months of 2003 decreased relative to the value at the end of 2002, which resulted in a $12.3 million after-tax valuation decrease on securities classified as available-for-sale.

At September 30, 2003, the Bank’s tier 1 (leverage) capital ratio was 7.71%, its tier 1 (risk-based) capital ratio was 11.90%, and its total risk-based capital ratio was 13.18%, all in excess of minimum FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company at September 30, 2003, were 8.19%, 12.66%, and 13.93%, respectively.

Comparison of Results of Operations for the Three Months Ended September 30, 2003 and 2002

Overview

Net income for the quarter ended September 30, 2003 was $4.9 million, or $0.37 per share, (on a diluted basis) compared with net income of $1.6 million, or $0.14 per share on the same basis, for the same period in 2002. Items of an unusual or infrequently occurring nature in the third quarter of 2003 included: (1) a $3.75 million recovery from the claim we had been pursuing on our fidelity bond; (2) a $550,000 charge related to ongoing litigation; and (3) a $540,000 lease impairment charge. These items together contributed $0.13 per share to the third quarter results.

Analysis of Net Interest Income (see table on page 23)

Net interest income for the three months ended September 30, 2003, was $19.0 million compared with $20.2 million for the same period last year, a $1.1 million or 5.7% decrease. Net interest margin in the third quarter of 2003 was 2.89% compared to 3.47% a year ago, a decline of 58 basis points. The decline in net interest income was largely the result of prepayments to the mortgage securities portfolio, which has been substantial during this period of refinancings. This factor reduced net interest income by $775,000 and net interest margin by 12 basis points. In addition, our balance sheet is asset-sensitive for the first 120 days following a cut in short-term interest rates and the series of rate cuts in 2002 and 2003 have depressed asset yield faster than the corresponding reductions in funds costs.

Average asset yield decreased by 145 basis points from 6.19% for the same period in 2002 to 4.74% for 2003. The yield on the loan portfolio declined 128 basis points from 6.82% for the three months ended September 30, 2002 to 5.54% for the current quarter. Variable or adjustable rate loans comprised $1.1 billion or 67.7% of our loan portfolio at September 30, 2003 while fixed rate loans comprised $529.7 million or 32.3%. Our securities portfolio was comprised of $684.0 million or 70.3% with variable or adjustable rate repricing features and $289.3 million or 29.7% that were fixed rate. The average cost of interest-bearing liabilities decreased by 94 basis points from 3.00% to 2.06%. The average time deposit cost declined 88 basis points from 3.98% to 3.10% while money market and savings deposits declined in cost by 86 and 63 basis points, respectively. The average cost of borrowings from the FHLB declined from 2.68% to 1.45%.

Noninterest Income

Noninterest income for the three months ended September 30, 2003, was $5.3 million compared with $4.1 million for the same period in 2002, an increase of $1.2 million. Our residential mortgage operation generated $1.5 million in gains on the sale of newly-originated fixed rate loans, a $1.0 million or 225.3% increase over last year, loan service fees increased by $354,000 and deposit service fees increased by $216,000. Gains on the sale of securities decreased by $1.1 million, trading portfolio gains increased by $783,000 and ancillary loan fee income declined by $99,000, primarily from a decline in prepayment fee income on commercial and commercial real estate loans.

The following table reflects the components of noninterest income for the three months ended September 30, 2003 and 2002 ($ in thousands):

	For the Three Months Ended September 30,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$1,766	$1,550	$216
Loan service fees, net	(276)	(630)	354
Other loan fee income	552	651	(99)
Gains on sale of loans, net	1,493	459	1,034
Market adjustment on trading portfolio	865	82	783
Gain on sale of securities, net	537	1,592	(1,055)
Other income	405	403	2

Total noninterest income	$5,342	$4,107	$1,235

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the three months ended September 30, 2003 and 2002 ($ in thousands):

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,639,540	$23,160	5.54%	$1,463,764	$25,400	6.82%
Securities	908,936	7,733	3.40	785,762	10,235	5.21
Interest bearing deposits in banks	6,290	21	1.35	14,208	32	0.89
FHLB stock	15,881	130	3.25	15,261	192	5.00
Federal funds sold	12,905	31	0.93	12,225	51	1.65

Total interest earning assets	2,583,552	31,075	4.74	2,291,220	35,910	6.19
Noninterest earning assets	173,921			166,832

Total assets	$2,757,473			$2,458,052

Interest bearing liabilities:
Interest checking	$223,247	$217	0.39%	$191,453	$183	0.38%
Money market	384,555	888	0.92	380,815	1,708	1.78
Savings	180,758	364	0.80	177,167	638	1.43
Time deposits	1,205,303	9,410	3.10	1,216,362	12,205	3.98
FHLB advances	281,919	1,033	1.45	53,440	361	2.68
Subordinated debt	3,575	63	7.05	29,315	536	7.32
Other borrowings	42,013	86	0.81	36,801	121	1.31

Total interest bearing liabilities	2,321,370	12,061	2.06	2,085,353	15,752	3.00

Noninterest bearing liabilities	229,964			193,352
Stockholders’ equity	206,139			179,347

Total liabilities and equity	$2,757,473			$2,458,052

Net interest income/net interest spread		$19,014	2.68%		$20,158	3.20%

Net interest margin			2.89%			3.47%

	Increase (Decrease) Due to
	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$2,323	$(4,563)	$(2,240)
Securities	1,021	(3,523)	(2,502)
Interest bearing deposits in banks	(23)	12	(11)
FHLB stock	8	(70)	(62)
Federal funds sold	3	(23)	(20)

Total change in interest income	3,332	(8,167)	(4,835)
Interest bearing liabilities:
Interest checking	31	3	34
Money market	17	(837)	(820)
Savings	13	(287)	(274)
Time deposits	1	(2,796)	(2,795)
FHLB advances	882	(210)	672
Subordinated debt	(455)	(18)	(473)
Other borrowings	23	(58)	(35)

Total change in interest expense	512	(4,203)	(3,691)

Total change in net interest income	$2,820	$(3,964)	$(1,144)

Noninterest Expense

Total noninterest expenses for the third quarter of 2003 were $21.2 million compared with $19.2 million for the same period last year, an increase of $2.0 million. Expansion of staff in the loan production areas of the Bank and rising employee medical costs were the reasons for the $1.2 million increase in salaries and benefits expenses. Net occupancy costs increased primarily from the $540,000 lease impairment charge and the “other operating expense” category included a $550,000 litigation accrual. Increased advertising activity and the costs associated with sponsorship of the Tampa Bay Buccaneers are the reasons for the increase in advertising and marketing expenses.

The following table reflects the components of noninterest expenses for the three months ended September 30, 2003 and 2002 ($ in thousands):

	For the Three Months Ended September 30,
	2003	2002	Increase (Decrease)
Salaries and benefits	$10,482	$9,279	$1,203
Net occupancy expense	3,960	3,254	706
Advertising and marketing	579	235	344
Data processing fees and services	1,618	1,587	31
Loan collection costs (recoveries)	256	(105)	361
Other operating expenses	3,393	2,950	443
ORE expense, net of ORE income	180	1,323	(1,143)
Amortization of premium on deposits	692	692	—

Total noninterest expense	$21,160	$19,215	$1,945

Comparison of Results of Operations for the Nine Months Ended September 30, 2003 and 2002

Overview

Net income for the nine months ended September 30, 2003, was $8.4 million, or $0.69 per share (on a diluted basis) compared with net income of $4.3 million, or $0.37 per share on the same basis, for the same period in 2002. Net income for 2003 included a $3.75 million pretax recovery from settlement of a claim on the Company’s Financial Institution Bond that related to a loan fully charged off in the third quarter of 2001. On an after-tax basis, the recovery contributed $2.4 million or $0.18 per share to earnings in the third quarter.

Analysis of Net Interest Income (see table on page 26)

Net interest income for the nine months ended September 30, 2003, was $57.2 million compared with $58.9 million for the same period last year, a $1.6 million or 2.8% decrease. Net interest margin in the first nine months of 2003 was 3.03% compared to 3.37% a year ago, a decline of 34 basis points. The decline in net interest margin was largely caused by acceleration in mortgage prepayments and continued reductions in the indices used for many short-term earning assets. Average asset yield decreased by 121 basis points from 6.30% for the same period in 2002 to 5.09% for 2003. The yield on the loan portfolio declined by 114 basis points from 7.00% to 5.86% while the securities portfolio declined in yield by 141 basis points from 5.24% to 3.83%. The average cost of interest-bearing liabilities decreased by 91 basis points from 3.19% to 2.28%. The average cost of time deposits declined by 103 basis points from 4.33% a year ago to 3.30% for the nine-month period this year. Money market and savings average costs declined by 128 basis points to 2.20% during this same period.

Noninterest Income

Noninterest income for the nine months ended September 30, 2003, was $14.2 million compared with $10.7 million for the same period in 2002, an increase of $3.5 million. Our residential mortgage operation generated $3.5 million in gains on the sale of newly-originated fixed rate loans, a $2.4 million or 222.3% increase over last year. Gains on the sale of mortgage securities were $3.5 million, an increase of $1.6 million or 83.3% over the first nine months of 2002 and the market adjustment on the trading portfolio contributed an additional $827,000.

The following table reflects the components of noninterest income for the nine months ended September 30, 2003 and 2002 ($ in thousands):

	For the Nine Months Ended September 30,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$5,019	$4,724	$295
Loan service fees, net	(1,478)	(666)	(812)
Other loan fee income	1,612	1,973	(361)
Gains on sale of loans, net	3,507	1,088	2,419
Gain on sale of securities, net	3,520	1,920	1,600
Market adjustment on trading portfolio	909	82	827
Other income	1,122	1,548	(426)

Total noninterest income	$14,211	$10,669	$3,542

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the nine months ended September 30, 2003 and 2002 ($ in thousands):

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,579,533	$69,924	5.86%	$1,451,407	$76,483	7.00%
Securities	873,022	25,066	3.83	816,564	32,067	5.24
Interest bearing deposits in banks	11,972	64	0.72	14,358	100	0.93
FHLB stock	15,677	458	3.90	14,617	591	5.40
Federal funds sold	12,264	102	1.09	13,336	160	1.58

Total interest earning assets	2,492,468	95,614	5.09	2,310,282	109,401	6.30
Noninterest earning assets	165,960			167,605

Total assets	$2,658,428			$2,477,887

Interest bearing liabilities:
Interest checking	$213,596	$608	0.38%	$190,978	$547	0.38%
Money market	392,687	3,492	1.19	397,389	5,614	1.89
Savings	185,614	1,405	1.01	183,186	2,179	1.59
Time deposits	1,165,959	28,780	3.30	1,193,721	38,657	4.33
FHLB advances	233,083	2,759	1.58	85,013	1,557	2.45
Subordinated debt	19,689	1,084	7.34	29,303	1,609	7.32
Other borrowings	37,639	250	0.88	37,066	372	1.34

Total interest bearing liabilities	2,248,267	38,378	2.28	2,116,656	50,535	3.19

Noninterest bearing liabilities	219,353			186,689
Stockholders’ equity	190,808			174,542

Total liabilities and equity	$2,658,428			$2,477,887

Net interest income/net interest spread		$57,236	2.81%		$58,866	3.10%

Net interest margin			3.03%			3.37%

	Increase (Decrease) Due to
	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$5,616	$(12,175)	$(6,559)
Securities	898	(7,899)	(7,001)
Interest bearing deposits in banks	(15)	(21)	(36)
FHLB stock	40	(173)	(133)
Federal funds sold	(12)	(46)	(58)

Total change in interest income	6,527	(20,314)	(13,787)
Interest bearing liabilities:
Interest checking	64	(3)	61
Money market	(65)	(2,057)	(2,122)
Savings	29	(803)	(774)
Time deposits	465	(10,342)	(9,877)
FHLB advances	1,862	(660)	1,202
Subordinated debt	(529)	4	(525)
Other borrowings	28	(150)	(122)

Total change in interest expense	1,854	(14,011)	(12,157)

Total change in net interest income	$4,673	$(6,303)	$(1,630)

Noninterest Expense

Total noninterest expenses for the first nine months of 2003 were $60.6 million compared with $55.8 million for the same period last year, an increase of $4.8 million. The $1.8 million increase in the ORE expense line item was primarily due to costs incurred and expense accruals associated with a nonperforming real estate property, a hotel in Wilmington, Delaware, which was sold on May 28, 2003. Salaries and benefits expenses increased $1.4 million of which $618,000 resulted from higher compensation costs and $800,000 from increased costs for employee benefits, primarily medical insurance premiums for employees. Also, the “other operating expense” category included a $550,000 charge to record the amount of loss on pending litigation considered probable at this time and net occupancy expense included a $540,000 charge to record additional impairment on a lease obligation.

The following table reflects the components of noninterest expenses for the nine months ended September 30, 2003 and 2002 ($ in thousands):

	For the Nine Months Ended September 30,
	2003	2002	Increase (Decrease)
Salaries and benefits	$30,279	$28,861	$1,418
Net occupancy expense	10,782	9,567	1,215
Advertising and marketing	862	704	158
Data processing fees and services	4,813	4,691	122
Loan collection costs	385	809	(424)
Other operating expense	8,836	8,228	608
ORE expense, net of ORE income	2,596	833	1,763
Amortization of premium on deposits	2,075	2,075	—

Total noninterest expense	$60,628	$55,768	$4,860

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of interest rate risk management is to minimize the effect that changes in interest rates have on net interest income. The Asset / Liability Management Committee (“ALCO”) meets at least quarterly to monitor interest rate risk in the loan, investment and liability portfolios.

Management uses simulation software to measure asset and liability duration and the sensitivity of projected net interest income to changes in interest rates. The simulation process takes into account the current contractual agreements with customers on deposits, borrowings, loans, investments and any commitments to enter into those transactions in the future. Also considered are the current volumes, average rates and scheduled maturities and payments of asset and liability portfolios, together with projected prepayments and new business volumes. At September 30, 2003, the duration of our assets was 2.10 years while the duration of our liabilities and equity was 2.14 years. There were no contractual off-balance sheet arrangements at September 30, 2003.

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

The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12-month period, was as follows:

If interest rates:	Change-%
Increase 100 basis points	(1.73)%
Increase 200 basis points	(3.42)
Decrease 100 basis points	(0.50)
Decrease 200 basis points	(2.11)

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Treasurer and Principal Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

CEO and Treasurer Certifications

Exhibits 31.1 and 31.2 are Certifications of the CEO and CFO, respectively. The Certifications are required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report, which you are currently reading, is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Trustee for Atlantic International Mortgage Co. v. Republic Bank:

Steven S. Oscher, Chapter 11 Trustee for Atlantic International Mortgage Company, Plaintiff, v. Republic Bank, Defendant. United States Bankruptcy Court, Middle District of Florida, Tampa Division; Case No. 00-18055-8C1; Adversary Proceeding No. 02-00964-8C1. Date of service: November 26, 2002.

The Bank was named as a defendant in a complaint filed on November 20, 2002, in the United States Bankruptcy Court for the Middle District of Florida, in Tampa. The plaintiff is the trustee of three affiliated entities (the “Debtors”) that were borrowers under a now-discontinued mortgage warehouse lending program. The Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 21, 2000. Shortly after the Debtors filed bankruptcy, the court appointed a Chapter 11 trustee who took control of the Debtor’s business and assets. Prior to filing for such relief, the Debtors, through lines of credit and other forms of indebtedness, borrowed amounts in excess of $11.0 million from the Bank. The Bankruptcy Code provides that certain transfers of property by a debtor may be avoided if such transfers were made within the 90 days prior to the Bankruptcy filing and the transfer provides the creditor more than it would have received under Chapter 7 of the Bankruptcy Code. The plaintiff alleges that the Bank received payments in or obtained an interest in approximately $3.1 million of funds and real estate collateral, or the value thereof, that were avoidable pursuant to the Bankruptcy Code because such events occurred within the 90 day preference period or were received after filing for bankruptcy but not authorized pursuant to the Bankruptcy Code. As a result, the plaintiff has requested that the foregoing transfer from the Debtors to the Bank be avoided, that the Bank return such payments and collateral, and any other relief that is appropriate.

The lawsuit was filed one day before the expiration of the applicable statute of limitations. The Bank was not approached about the matters raised in the complaint prior to the complaint being filed. Management believes there may be certain defenses to the claims made, including most significantly, a defense that the alleged transfers to the Bank did not constitute preferences avoidable under bankruptcy law because the Bank was a valid and perfected secured creditor. Evaluation of the claim and the Bank’s defenses is ongoing. Management has determined that it is probable that transfers of payments and collateral totaling $550,000 (included in the plaintiff’s alleged damages of $3.1 million) will likely be avoided and returned to the plaintiff. An accrual for this amount has been recorded. Management has not reached any conclusion concerning the merits of other aspects of this lawsuit.

James Baker, et al v. Republic Bank:

James and Jill Baker and Jeffrey A. and Michelle A. Cox and William S. and Linda A. Springer, Plaintiffs, v. Century Financial Group, Inc. and Master Financial, Inc. and others, Defendants. Circuit Court of Clay County Missouri at Liberty; Case No. CV100-4294 CC00-18055-8C1; Adversary Proceeding No. 02-00964-8C1. Date Republic was served: February 21, 2003.

The Bank has been named as one of 35 investor defendants in a class action lawsuit filed on behalf of several Missouri residential real estate owners or borrowers. The plaintiffs obtained second mortgage High LTV Loans from Century Financial, Inc. (“Century”), during the 1997-1998 timeframe. During this period, the Bank purchased loans from Century and, of those purchases, has identified 12 loans secured by properties in Missouri totaling approximately $690,000. The plaintiffs allege that Century charged illegal loan origination fees and closing costs in violation of the Missouri Second Mortgage Loans Act. Under the purchase agreement with Century, all fees and costs collected by Century were retained by them. The plaintiffs are seeking both actual and punitive damages. The Bank is vigorously defending itself against this lawsuit but has not at this point reached any conclusion regarding the merits of the lawsuit.

Peak Partners, L.P. v. Republic Bank:

Peak Partners, L.P., Plaintiff, v. Republic Bank and U.S. Bank Trust National Association, Defendants. United States District Court, District of New Jersey, Civil Action No. 02-1831 (GEB). Date Republic was served: March 19, 2002.

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

Item 6.    Exhibits and Report on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

4.1	Specimen Common Stock Certificate (1)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer and Principal Financial and Accounting Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2	Certification by the Treasurer and Principal Financial and Accounting Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.

(b)	The following reports on Form 8-K were filed as follows:

(1)	Report on Form 8-K dated and filed October 20, 2003.—Disclosed the issuance of a Press Release relating to the Company’s earnings for the quarter ended September 30, 2003.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: November 14, 2003	By: /s/ William R. Klich William R. Klich President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By: /s/ William R. Falzone William R. Falzone Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Registrant (1)

3.2	By-Laws of Registrant (1)

4.1	Specimen Common Stock Certificate (1)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to the Securities and Exchange Commission pursuant to the section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer and Principal Financial and Accounting Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2	Certification by the Treasurer and Principal Financial and Accounting Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995.