Form 10-K
period 2003-12-31
REPUBLIC BANCSHARES INC
filed 2004-03-08
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT to SECTION 13 or 15(d)

of the SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2003

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

Title of each Class

Common Stock, par value $2.00

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the Registrant was approximately $409.8 million on March 2, 2004. As of March 2, 2004, there were 13,304,579 shares of the Registrant’s Common Stock, par value $2.00 per share, issued and outstanding. No shares of preferred stock were outstanding at December 31, 2003.

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

We caution readers that the assumptions which form the basis for forward-looking statements, with respect to or that may impact earnings in future periods, include many factors that are beyond our ability to control or estimate precisely. Some of those factors include: the adequacy of our loan loss allowance; our ability to achieve fee income growth; retaining key personnel; the outcome of pending litigation; the market demand and acceptance of our loan and deposit products; the impact of competitive products; and changes in economic conditions, such as inflation or fluctuations in interest rates.

While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with our preparation of management’s discussion and analysis contained in this annual report, we do not intend to review or revise any particular forward-looking statement contained in this document.

Available Information

The Company makes available, free of charge through its Internet web site at www.republicbankfl.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. This information is also available in print to stockholders upon request. Information contained in our website, whether currently posted or posted in the future, is not a part of this document or the documents incorporated by reference in this report.

Recent Developments

The Company announced that on December 1, 2003, it had entered into an agreement with BB&T Corporation (“BB&T”) to merge the Company with and into BB&T. BB&T is a financial holding company headquartered in Winston-Salem, North Carolina, and conducts its business operations primarily through its commercial banking subsidiaries, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and the District of Columbia. The agreement is pending approval by the Company’s shareholders and the various banking regulatory agencies.

Background and Prior Operating History

Republic Bancshares, Inc. (the “Company” or “We”) is a bank holding company registered with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 (as amended). We conduct business mainly through our banking subsidiary, Republic Bank (the “Bank”), a Florida-chartered commercial bank headquartered in St. Petersburg, Florida, and provide a broad range of traditional commercial banking services. At December 31, 2003, our branch network consisted of 71 branches throughout Florida and our consolidated assets totaled $2.8 billion. Loans, including loans held for sale, totaled $1.6 billion, deposits were $2.4 billion and stockholders’ equity was $211.9 million. The Bank’s activities are regulated by the Florida Department of Banking and Finance (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”). Deposits are insured by the FDIC up to applicable limits, and the Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB”).

We became a publicly-traded company in December 1993 and converted to a holding company structure in 1996. During the latter part of the 1990’s, the Bank increased its retail banking presence throughout Florida, opening new branches, purchasing existing branch facilities and acquiring several other community bank and thrift institutions in Florida. In 1996, a mortgage banking operation was initiated that placed an emphasis on non-traditional mortgage products, but in 1998 losses from that operation caused us to cease those activities. All out-of-state loan production offices were closed and we discontinued all telemarketing efforts that were the source of most of this unit’s loan originations.

In March 2000, our board of directors announced the appointment of Mr. William R. Klich as President and Chief Executive Officer of the Company and the Bank. Mr. Klich brought to us over 30 years of banking experience and was the President and Chief Executive Officer for Coast Bank, F.S.B., located in Sarasota, Florida, from 1990-1993. After Coast Bank was acquired by SunTrust Banks in mid-1993, Mr. Klich remained with SunTrust Bank, Gulf Coast, as its Corporate Banking Executive. In early 1996 he was promoted to the position of Chairman and Chief Executive Officer of the $2.4 billion SunTrust Bank, Gulf Coast, serving Manatee, Sarasota and Charlotte Counties. Mr. Klich was appointed to the Bank’s board of directors effective March 15, 2000, and became a member of the Company’s board of directors at the annual stockholders meeting in April 2000. Subsequently, Mr. Klich became Chairman of the Bank with the hiring of Mr. Ken Coppedge as President and Chief Operating Officer of the Bank.

Under Mr. Klich’s direction, we implemented several strategic initiatives that included, but were not limited to, the formation of a new management team, the implementation of improved lending policies and a continued effort to reduce costs and improve profitability; all geared towards strengthening our balance sheet and adding value for our shareholders. Our management team was strengthened through the hiring of qualified, proven executives to oversee all of the lending product lines, credit administration, retail banking, marketing, default administration and consumer compliance. The business plan developed by the new management team included these principal business strategies:

•	Concentration on and expansion of our core market - Our market on the west coast of Florida was defined to be from Hernando County south to Collier County (Naples) and eastward from Tampa Bay, along the I-4 corridor, into central Florida’s Space Coast. Our market on the east coast of Florida was defined to include branches and lending offices in Palm Beach and Broward Counties. Finally, we operate a profitable group of branches in the Florida Keys.

•	“Conservative” and “plain vanilla” lending - Underwriting standards for a conservative lending program were adopted and experienced, senior Florida lenders were hired, as well as an experienced Chief Credit Officer. Substantially, all new commercial (business) and commercial real estate lending outside of Florida as well as mortgage warehouse lending was discontinued. A commercial lending division, which makes loans to Florida’s small and medium-sized businesses as well as high net worth individuals, was implemented and an experienced cash management team was hired to assist this effort. Commercial real estate lending was strengthened by hiring experienced, senior lenders who continued to build this product line with improved quality, conservative underwriting standards, and strong credit management. A revamped residential lending line of business was implemented with residential lending established as the “cornerstone” product of our retail banking efforts. Home equity lending was strengthened through additional training and product development for the retail banking staff.

• Deposit Products & Electronic Banking – Changes in products and services were implemented to establish our commitment to customer retention and emphasis was placed on operational excellence in the branches and support areas. Our checking account product line was completely revised, and with that enhancement, employee focus was placed on needs-based selling. The Internet banking system was enhanced with a significant segment of our customer base utilizing the system.

• Marketing & Advertising– A media campaign was launched, including newspaper and network television advertising, to introduce the Bank’s positioning and product direction. In 2003, the Bank became the official bank of the Tampa Bay Buccaneers.

• Asset Quality– Experienced loan workout officers were hired to concentrate on reducing nonperforming assets. Major improvement was made in reducing loan delinquencies and problem assets.

• Technology – A new, upgraded cash management system was implemented and, in addition, we commenced a project to implement a retail banking product delivery system that supports the full range of lending and deposit products offered through our branches.

• Sales and Closings of Branch Offices – Branches in north Florida and Miami-Dade County were sold and we continued an ongoing program of closing and relocating underperforming branch offices.

Market Area

Our primary market area consists of: (1) central Florida and Florida’s middle and lower west coast; (2) Palm Beach and Broward counties on the east coast of Florida, and; (3) Monroe County, the Florida Keys. We believe our market area is economically strong and adequately provides for future growth opportunities for both assets and deposits. As of December 31, 2003, we operated 71 full-service branches in 17 counties throughout Florida, a highly competitive state for financial services of all kinds. Consumers can choose from a wide range of suppliers of credit and deposit products, including credit card companies, consumer finance companies, credit unions and mortgage bankers, as well as from competing financial institutions and through alternative delivery channels such as the Internet.

We ranked 20th among all depository institutions in the state of Florida in terms of deposits held as of June 30, 2003, the latest date for which comparable data is available. As the table on the following page indicates, market share ranges from 8.55% in Osceola County to 0.25% in Lee County.

Branch Deposits in Florida by County

($ in thousands)

	At December 31, 2003		As of June 30, 2003
	Number of Branch Offices	Republic Deposits	Republic Deposits	Florida Total	Market Share
Brevard	5	$213,090	$191,562	$5,290,686	3.62%
Broward	7	261,125	262,004	27,636,858	0.95
Collier	1	28,606	28,462	6,788,764	0.42
Hernando	1	57,922	48,080	1,991,105	2.41
Hillsborough	4	77,639	47,070	13,093,345	0.36
Lee	1	17,163	18,443	7,356,361	0.25
Manatee	7	179,107	169,171	3,898,221	4.34
Marion	2	72,299	68,760	3,200,380	2.15
Monroe	4	115,069	106,760	1,729,529	6.17
Orange	3	57,909	60,017	13,340,397	0.45
Osceola	4	134,433	128,626	1,504,516	8.55
Palm Beach	3	115,624	94,990	27,391,306	0.35
Pasco	4	104,722	86,981	4,411,770	1.97
Pinellas	18	742,011	704,804	16,699,364	4.22
Sarasota	5	134,218	106,510	8,520,162	1.25
Seminole	1	35,624	34,714	4,248,041	0.82
Volusia	1	23,215	20,451	6,515,586	0.31

Total	71	$2,369,776	$2,177,405	$153,616,391	1.42%

Lending Activities

We originate a full range of traditional lending products for our portfolio, using conservative underwriting guidelines that were revamped in 2000. Under our business plan, residential loan originations are made in our Florida markets using strong underwriting standards. Commercial real estate lending is an important line of business and is also focused on borrowers within Florida. We have implemented a program for development of our commercial lending products to small and medium-sized businesses and high net worth individuals and origination of consumer lending products, primarily home equity loans. For 2003, loan originations from all product types totaled $1.2 billion. Of this amount, originations of commercial real estate and commercial (business) loans totaled $420.9 million, consumer loan originations (primarily home equity loans) totaled $280.5 million and residential loan originations were $469.6 million. New loans to out-of-state borrowers were discontinued in 2000. The remaining amount of all types of loans outside Florida in our portfolio is significantly less than in prior years and now comprises 6.0% of total loans. Origination of subprime first lien loans and second lien high loan-to-value loans (“High LTV Loans”) was discontinued in 1999. Mortgage warehouse lending was discontinued in 2000. The remaining balances of these discontinued loan products in our loan portfolio now comprise 2.0% of total loans.

The following tables show information about our loan portfolio by collateral type, based on total dollars and percent of portfolio, as of the dates indicated ($ in thousands):

Based on total dollars:	At December 31,
	2003	2002	2001	2000	1999
Real estate mortgage loans:
One-to-four family residential	$416,316	$382,592	$432,803	$641,557	$720,184
Commercial real estate	637,212	548,502	498,013	555,081	587,625
Home equity loans	362,371	288,142	217,726	137,845	118,737
Multifamily residential	40,726	38,750	62,565	85,338	80,212
Subprime mortgages	20,375	33,672	50,743	65,662	79,562
Warehouse lines of credit	118	118	718	39,835	96,873
High LTV loans	13,542	20,729	29,275	37,894	92,584

Total real estate mortgage loans	1,490,660	1,312,505	1,291,843	1,563,212	1,775,777
Commercial (business) loans	129,137	145,264	108,453	124,699	90,378
Consumer loans and other loans	16,801	18,100	20,715	23,431	23,737

Total portfolio loans	1,636,598	1,475,869	1,421,011	1,711,342	1,889,892
Allowance for loan losses	(19,007)	(27,987)	(31,997)	(33,462)	(28,177)

Portfolio loans, net of allowance	1,617,591	1,447,882	1,389,014	1,677,880	1,861,715
Loans held for sale	4,233	37,416	—	—	—

Total loans	$1,621,824	$1,485,298	$1,389,014	$1,677,880	$1,861,715

Based on percent of portfolio:	At December 31,
	2003	2002	2001	2000	1999
Real estate mortgage loans:
One-to-four family residential	25.44%	25.92%	30.46%	37.49%	38.11%
Commercial real estate	38.93	37.16	35.05	32.43	31.09
Home equity loans	22.14	19.52	15.32	8.05	6.28
Multifamily residential	2.49	2.63	4.40	4.99	4.24
Subprime mortgages	1.24	2.28	3.57	3.84	4.21
Warehouse lines of credit	0.01	0.01	0.05	2.33	5.13
High LTV loans	0.83	1.41	2.06	2.21	4.90

Total real estate mortgage loans	91.08	88.93	90.91	91.34	93.96
Commercial (business) loans	7.89	9.84	7.63	7.29	4.78
Consumer loans and other loans	1.03	1.23	1.46	1.37	1.26

Total portfolio loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table shows the maturities of our real estate secured loans and commercial (business) at December 31, 2003 and 2002. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. This table also shows the dollar amount of loans scheduled to mature after one year, according to their interest rate characteristics ($ in thousands):

	December 31, 2003		December 31, 2002
	Real Estate	Commercial	Real Estate	Commercial
Type of loan:
Amounts due:
One year or less	$832,375	$101,060	$719,496	$122,663
After one through five years	555,564	22,524	525,077	19,481
More than five years	106,954	5,553	105,348	3,120

Total	$1,494,893	$129,137	$1,349,921	$145,264

Interest rate characteristics for amounts due after one year:
Adjustable rate	$461,322	$3,161	$390,612	$1,711
Fixed rate	201,196	24,916	239,813	20,890

Total	$662,518	$28,077	$630,425	$22,601

The composition of our loan portfolio, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

Based on Amounts	In Florida	Outside of Florida	Total Portfolio
Real estate mortgage loans:
One-to-four family residential	$370,472	$45,844	$416,316
Subprime mortgages	5,272	15,103	20,375
Multifamily residential	34,844	5,882	40,726
Warehouse lines of credit	118	—	118
Commercial real estate	629,698	7,514	637,212

Mortgage loans secured by 1st liens	1,040,404	74,343	1,114,747
Commercial (business) loans	129,030	107	129,137
Home equity loans	351,688	10,683	362,371
High LTV loans	1,768	11,774	13,542
Consumer loans	16,115	686	16,801

Total loans held in portfolio	1,539,005	97,593	1,636,598
Residential loans held for sale	4,233	—	4,233

Total loans	$1,543,238	$97,593	$1,640,831

As a Percent of Total Loans	In Florida	Outside of Florida
Real estate mortgage loans:
One-to-four family residential	88.99%	11.01%
Subprime mortgages	25.87	74.13
Multifamily residential	85.56	14.44
Warehouse lines of credit	100.00	—
Commercial real estate	98.82	1.18

Mortgage loans secured by 1st liens	93.33	6.67
Commercial (business) loans	99.92	0.08
Home equity loans	97.05	2.95
High LTV loans	13.06	86.94
Consumer loans	95.92	4.08

Total loans held in portfolio	94.04	5.96
Residential loans held for sale	100.00	—

Total loans	94.05%	5.95%

Credit Administration

We manage our loan portfolio on an ongoing basis using written portfolio management strategies, guidelines for underwriting standards and risk assessment, and procedures for ongoing identification and management of credit deterioration. We undertake regular portfolio reviews to estimate loss exposure and determine compliance with policies. Our loan approval process provides for various levels of lending authority to loan officers, the Officers’ Loan Committee and the Chief Executive Officer. In addition, loans in excess of $5.0 million require the approval of the board of directors’ Loan Committee or a majority of the full board prior to funding. Loan purchases, when applicable, are made subject to the same underwriting standards as loan originations. To achieve consistency in underwriting policies and procedures, we have centralized the supervision of our loan approval process and all credit decision functions. Our real estate loan portfolio is comprised of extensions of credit secured by real estate mortgages on permanent properties, and loans made for the purpose of financing the construction of buildings or other improvements to real estate. Using applicable regulatory guidelines as our basis, we have adopted comprehensive, written real estate lending policies that we believe are consistent with safe and sound banking practices. These lending policies reflect consideration of the Interagency Guidelines for Real Estate Lending Policies (the “Guidelines”) adopted by the federal banking agencies in December 1992, which set forth standards for real estate lending.

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

Our loan loss allowance is comprised of: (1) a component for individual loan impairment measured according to Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies.” A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

The allowance on loans made by us that are outside the scope of SFAS No. 114 are measured according to SFAS No. 5. This component is often referred to as the general allowance. Loans in this category include commercial (business) and commercial real estate loans that are performing or have been assigned a grade superior to substandard and large groups of smaller balance homogeneous loans (e.g., residential mortgage and consumer installment loans) regardless of risk grade.

We believe that our loan loss allowance policy is consistent with generally accepted accounting principles in the United States of America (hereafter referred to as “generally accepted accounting principles”) and with policies established by federal and state regulatory agencies. Also, we have determined that the level of our allowance is appropriate in light of our historical loss experience. While management uses the best information available in establishing the appropriate amount of the allowance, future adjustments to the allowance or the methodology used in its determination may be necessary if economic conditions change materially from the assumptions used in making the current estimate of the allowance. Adjustments to the original estimates, if necessary, are made in the period in which it is determined that loss levels may vary from those initial estimates. For further discussion related to the methodology used to determine the allowance for loan losses, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”.

The following table presents an allocation of the allowance for loan losses at the end of each of the past five years. The allowance has been allocated by applying the methodologies described above and elsewhere in this report to the loan portfolio based on the underlying purpose of the loan. This allocation of the allowance for loan losses is calculated on an approximate basis and is not necessarily indicative of future losses. The entire amount of the allowance is available to absorb losses occurring in any category of loans. The allocation of our loan portfolio, calculated using a consistent methodology for 2003 and prior years and showing the allowance amount allocated both in dollars and as a percentage of loans in each category, is as follows ($ in thousands):

	2003		2002		2001		2000		1999
	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category	Allowance Amount	% Loans in each Category
Residential	$1,192	27%	$2,255	28%	$4,106	34%	$6,685	43%	$8,157	47%
Comm. real estate	11,802	41	18,297	40	15,486	39	13,624	38	6,744	35
Commercial	3,045	8	1,360	10	1,939	8	1,632	7	1,303	5
Consumer (1)	2,968	24	6,075	22	10,466	19	11,521	12	11,973	13

Total	$19,007	100%	$27,987	100%	$31,997	100%	$33,462	100%	$28,177	100%

(1)	Includes real estate-secured home equity loans.

Loan loss allowance activity during 2003 included $6.8 million of loan charge-offs (net of recoveries) and a $2.2 million net credit to the provision for loan losses. Activity during 2002 included a $5.4 million provision for loan losses and loan charge-offs (net of recoveries) of $9.4 million. For further discussion related to the loan portfolio, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Comparison of Balance Sheets at December 31, 2003 and 2002”.

The following table shows information concerning the activity in the allowance for loan losses during the periods indicated ($ in thousands):

	Years Ended December 31,
	2003	2002	2001	2000	1999
Allowance at beginning of period	$27,987	$31,997	$33,462	$28,177	$28,077

Transfer to loan discount	—	—	(613)	(389)	(195)

Charge-offs:
Residential first lien	(326)	(249)	(1,645)	(2,790)	(2,980)
Warehouse lines of credit	—	—	(6,695)	(5,077)	—
Commercial real estate/multifamily	(7,687)	(6,087)	(3,527)	(776)	(838)
Commercial (business)	(1,380)	(716)	(1,022)	(68)	(353)
High LTV	(1,596)	(2,387)	(2,991)	(6,413)	(5,357)
Home equity	(446)	(896)	(2,271)	(1,213)	(730)
Consumer and other loans	(359)	(645)	(700)	(469)	(865)

Total charge-offs	(11,794)	(10,980)	(18,851)	(16,806)	(11,123)

Recoveries:
Residential first lien	200	126	287	260	695
Warehouse lines of credit	3,687	—	227	51	—
Commercial real estate/multifamily	40	96	297	481	18
Commercial loans (business)	14	15	206	63	184
High LTV	348	497	536	764	301
Home equity	596	763	176	61	52
Consumer and other loans	116	123	120	100	245

Total recoveries	5,001	1,620	1,849	1,780	1,495

Net charge-offs	(6,793)	(9,360)	(17,002)	(15,026)	(9,628)
Provision for (recovery of) loan losses	(2,187)	5,350	16,150	20,700	9,923

Allowance at end of period	$19,007	$27,987	$31,997	$33,462	$28,177

Net charge-offs to average loans	0.43%	0.64%	1.09%	0.82%	0.50%

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

As a matter of policy, interest is not accrued on loans past due 90 days or more unless the loan is both well secured and in process of collection. If there is sufficient doubt as to the collection of future interest a loan may also be placed in nonaccrual status before becoming 90 days or more past due. When a loan is placed in nonaccrual status, interest accruals cease and all uncollected accrued interest is reversed and charged against current income. Interest income on nonaccrual loans is recognized only when received.

Loans classified as nonaccrual totaled $11.8 million at December 31, 2003, compared with $22.2 million at December 31, 2002, a decrease of $10.4 million. At December 31, 2003 and 2002, we had nonperforming assets (including loans classified as nonaccrual) of $12.7 million or 0.45 % of total assets and $39.0 million or 1.54% of total assets, respectively. There were no loans 90 days past due or more and still accruing at December 31, 2003. Accruing loans which were 90 days past due or more amounted to $18,000 at December 31, 2002, and primarily consisted of loans in process of renewal. For further discussion of fluctuations in nonperforming assets, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Balance Sheets at December 31, 2003 and 2002”.

The following table shows information regarding the components of nonperforming assets at the dates indicated ($ in thousands):

	At December 31,
	2003	2002	2001	2000	1999
Non-accrual loans:
One-to-four family residential	$3,371	$4,685	$7,812	$9,808	$13,642
Multifamily residential	—	—	231	—	—
Subprime mortgages	2,991	5,036	4,346	3,485	4,973
Warehouse lines of credit	118	118	718	3,029	868
High LTV loans	395	391	919	477	474
Commercial real estate	4,048	8,848	29,786	30,181	3,252
Commercial (business)	561	2,196	1,196	736	797
Home equity and consumer	297	931	1,189	1,680	973

Total nonaccrual loans	11,781	22,205	46,197	49,396	24,979
Other nonperforming receivables	—	—	178	639	736
ORE acquired through foreclosure	956	16,787	16,893	5,729	5,332
Accruing loans 90 days past due	—	18	12	1,209	171

Nonperforming assets	$12,737	$39,010	$63,280	$56,973	$31,218

Nonperforming loans to loans	0.72%	1.51%	3.25%	2.96%	1.33%
Nonperforming assets to total assets	0.45%	1.54%	2.57%	2.33%	1.22%

Other Real Estate

All ORE is recorded at the lower of cost or estimated fair market value, less selling costs, based on appraisal information that is updated when a property is taken into ORE and thereafter, when determined appropriate by management, but no less than annually. The following table shows information regarding ORE balances, net of allowances, as of the dates indicated ($ in thousands):

	At December 31,
	2003	2002	2001	2000	1999
Residential houses	$956	$1,590	$1,313	$2,559	$3,245
Commercial land developed for sale	—	14,341	14,233	243	—
Income-producing commercial buildings	—	—	1,342	1,522	1,190
Vacant land and buildings	—	856	5	1,405	897

Total ORE	$956	$16,787	$16,893	$5,729	$5,332

ORE to total assets	0.03%	0.66%	0.69%	0.23%	0.21%

Troubled Debt Restructurings

In a troubled debt restructuring (“TDR”), the creditor allows the debtor certain concessions that would normally not be granted, such as modifying the terms of the debt to a basis more favorable than those offered to other creditors or accepting third-party receivables in lieu of the debt. The following table shows the amount of TDR’s included in the loan portfolio. There were $5.8 million of restructured loans at December 31, 2003, of which $3.3 million were in nonaccrual status ($ in thousands):

December 31,
2003	2002	2001	2000	1999
$5,766	$770	$773	$1,500	$1,200

Investment Activities

The investment portfolio serves a primary role in our balance sheet management. The decision to purchase or sell securities is based upon a current assessment of economic and financial conditions, including the interest rate environment and liquidity requirements. Additionally, Florida statutes require that a specified minimum amount of liquid assets be maintained, based primarily on the level of deposits. At December 31,

2003 and throughout the year, the amount of liquid assets maintained exceeded that regulatory minimum. For further discussion of investment activities, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3. “Securities” in the Notes to the Consolidated Financial Statements.

Sources of Funds

The holding company’s primary funding source is dividend payments from the Bank which are used for debt service and to pay dividends to shareholders. At December 31, 2003, the holding company had unrestricted cash available to it of $13.3 million and, at January 1, 2004, had a retained net income surplus for dividend payment purposes of $12.2 million. To the extent that funding needs exceed the Bank’s ability to pay dividends to the holding company, a secured revolving line of credit with SunTrust Bank, N.A. was obtained in June 2003 in the amount of $10.0 million. Interest is payable quarterly based on the 90 day Libor rate plus 1.15%. Through December 31, 2003, we had not used this line of credit.

The Bank’s primary funding source for lending, investment and other general business purposes are deposit accounts. We offer a full range of deposit services, including checking and other transaction accounts, savings accounts and time deposits. In addition to deposits, another principal source of funds is loan repayments. We also borrow from customers on a secured basis utilizing repurchase agreements. If necessary, additional funding is available to the Bank by borrowing from the FHLB, which has been granted a blanket lien on our residential loan portfolio as collateral. Our FHLB borrowing capacity provides a line of credit up to 30% of our total assets. In 2004, we also have obtained a $400.0 million federal funds line of credit from BB&T. We have not relied on brokered deposits in the past and do not foresee a need to do so in the future. For additional discussion of asset/liability management policies and strategies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10. “Other Borrowings” of the Notes to the Consolidated Financial Statements.

The following table shows the aggregate amounts of deposit accounts at December 31, 2003 ($ in thousands):

	Weighted Average Interest Rate	Amount	Percent of Total Deposits
Noninterest bearing	0.00%	$193,662	8.17%
Interest checking	0.41	239,888	10.12
Money market deposits	1.46	549,170	23.17
Savings deposits	0.80	174,334	7.36
Time deposits with original maturities of:
One year or less	2.61	984,310	41.54
Over one year through five years	3.70	228,412	9.64

Time deposits (1)	2.82	1,212,722	51.18

Total deposits	1.88%	$2,369,776	100.00%

(1)	Includes time deposits with individual amounts of $100,000 or more totaling $280.8 million or 11.9% of total deposits.

At December 31, 2003, scheduled maturities of all time deposits were as follows ($ in thousands):

Years ended December 31,	Amount	Percent of Total Time Deposits
2004	$984,310	81.17%
2005	158,279	13.05
2006	20,469	1.69
2007	27,671	2.28
2008	21,993	1.81

Total time deposits	$1,212,722	100.00%

At December 31, 2003, scheduled maturities of our time deposits that are $100,000 and greater were as follows ($ in thousands):

Amount
Less than three months	$47,754
Three through six months	33,100
Seven through twelve months	154,279
Over twelve months	45,704

Total time deposits greater than $100,000	$280,837

Employees

At December 31, 2003, we had 859 full-time equivalent employees, none of whom were represented by a union or collective bargaining agreement.

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

Regulation of the Holding Company by the Federal Reserve

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

Regulation of the Bank

The Bank is organized as a Florida-chartered commercial bank and is regulated and supervised by the Department. The FDIC serves as its primary federal regulator and the administrator of the fund that insures the Bank’s deposits. The Department and the FDIC conduct regular examinations, reviewing the adequacy of the loan loss reserves, quality of loans and investments, propriety of management practices, compliance with laws and regulations, and other aspects of operations. In addition to these regular examinations, the Bank must file quarterly reports containing detailed financial statements and schedules. Federal and Florida banking laws and regulations govern all areas of the operations of the Bank, including reserves, loans, mortgages, capital, issuances of securities, payment of dividends, and establishment of branches. As its primary regulators, the Department and the FDIC have authority to impose penalties, initiate civil and administrative actions, and take other steps intended to prevent the Bank from engaging in unsafe or unsound practices. The Bank is a member of the Bank Insurance Fund (“BIF”) and, as such, deposits in the Bank are insured by the FDIC to the maximum extent permissible by law. The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”). Under the CRA, the Bank has a continuing and affirmative obligation consistent with their safe and sound operation to help meet the credit needs of their entire communities, including low and moderate-income individuals and neighborhoods. The Bank received an outstanding CRA rating in its most recent examination.

Transactions with Affiliates

There are multiple restrictions on the extent to which the Company and any future non-bank subsidiary can borrow or otherwise obtain credit from the Bank. There are also restrictions on the Bank’s purchase of, or investment in, the securities or other assets of the Company. In the event such transactions are permissible, they must be on the same terms and circumstances, including credit standards, that are substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with non-affiliated companies.

Deposit Insurance

The Bank is subject to FDIC deposit insurance assessments based on a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. This system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. An institution is also assigned, by the FDIC, to one of three supervisory subgroups within each capital group. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned, and attributed to the deposit insurance funds. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates on deposits for an institution in the highest category (i.e., “well capitalized” and “healthy”) are less than assessment rates on deposits for an institution in the lowest category (i.e., “undercapitalized” and “substantial supervisory concern”). The Bank, as a state-chartered commercial bank, is a member of BIF but as part of the acquisitions the Bank has undertaken in the past, certain deposits acquired were previously insured by the Savings Association Insurance Fund (the “SAIF”). Based on these acquisitions, the Bank is required to pay insurance premiums to the FDIC on a substantial portion of its deposits at the SAIF assessment rate, notwithstanding its status as a BIF member. As of September 30, 2003, the most recent measurement date for assessment purposes, approximately 67.5% of the Bank’s deposits were treated as SAIF-insured deposits, with the remaining 32.5% of deposits being assessed at the BIF rate. At that date, BIF and SAIF deposits were assigned the same assessment rates.

Capital Requirements

For additional information regarding capital requirements applicable to the Company and the Bank and their compliance with such requirements see, Note 16. “Regulatory Capital Requirements” of the Notes to the Consolidated Financial Statements.

Payment of Dividends

Under Federal law, if the FDIC determines that the Bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), the FDIC may require, after notice and hearing, that the Bank cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Prompt Corrective Action regulations adopted by the federal banking agencies in December 1992, the Bank may not pay any dividend to the Company if such payment would cause it to become “undercapitalized”.

As a Florida-chartered commercial bank, the Bank is also subject to Florida statutes regarding payment of dividends. Under the Florida Financial Institutions Code, the prior approval of the Department is required for dividend payments if the total of all dividends declared by a bank in any calendar year will exceed the sum of a bank’s net retained income (net income less any dividends paid) for that year and its retained net income for the preceding two years. As of January 1, 2004, the Bank had a net retained income surplus for dividend payment purposes of $12.2 million. At December 31, 2003, the Company had unrestricted cash available for debt service payments of $13.3 million. The Company’s annual debt service payments total $2.6 million.

Securities Regulation and Corporate Governance

Our common stock and the preferred stock issued by one of our subsidiaries, RBI Capital Trust I, is registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, and we are subject to restrictions, reporting requirements and review procedures under federal securities laws and regulations. We are also subject to the rules and reporting requirements of the Nasdaq Stock Market, on which our common stock and the preferred stock of RBI Capital Trust I are traded. Like other issuers of publicly traded securities, we must also comply with the corporate governance reforms enacted under the Sarbanes-Oxley Act of 2002 (“The Sarbanes-Oxley Act”) and the rules of the Securities and Exchange Commission (the “SEC”) as well as the Nasdaq Stock Market rules adopted pursuant to the Sarbanes-Oxley Act. These reforms require, among other things:

•	certification of financial statements by the chief executive officer and chief financial officer;
•	prohibition on providing certain specified services by independent auditors and a requirement for pre-approval of independent auditor services;
•	that certain committees, and a majority of a subject company’s board of directors, consist of independent directors;
•	additional disclosure requirements in reports filed with the Commission and an expedited filing of reports;
•	management evaluation and auditor attestation of internal controls;
•	prohibition of loans by a company (but not by certain depository institutions) to directors and officers;
•	establishment of complaint procedures for the reporting of accounting and audit concerns by employees.

Legislative and Regulatory Developments

The final rules on the USA Patriot Act, Section 326 Customer Identification Programs, were effective as of October 1, 2003. Under Section 326 rules, each institution must develop a customer identification program as part of its Bank Secrecy Act compliance program. The objective of this program is for banks to determine the true identity of its customers based on risk factors such as types of account, methods of opening accounts, types of identifying information, and characteristics of the bank. Information to be collected includes, but is not limited to name, address, and identifying number on every new customer (with certain exceptions, like government agencies and publicly traded companies), and the date of birth for individuals, prior to opening an account. This information must be verified within a reasonable time through documentary or non-documentary methods. Furthermore, all new customers must be screened against any Section 326 government list of known or suspected terrorists within a reasonable time after opening the account. Also, financial institutions must implement programs to respond to significant changes in the Home Mortgage Disclosure Act and Regulation C, which will go into effect in 2004. These regulations have been revised to expand the collection and reporting of data including disclosure of pricing data on higher cost loans, information on ethnicity as well as race, details about the rate and rate spread, and whether the application was for a pre-approval.

Item 2. PROPERTIES

At December 31, 2003, the Bank operated 71 full-service branch banking offices located in 17 Florida counties, of which 44 were leased and 27 were owned. Our branches have square footage ranging from 1,269 square feet to 12,750 square feet with lease expiration dates ranging from the year 2004 to 2023. Our executive offices are located at 111 Second Avenue N.E., Suite 300, St. Petersburg, Florida, 33701, where we lease approximately 45,000 square feet of space under a lease that expires in 2004. During 2003, we signed a lease agreement for two floors of a 17 floor office building in St. Petersburg and plan to move our headquarters there when the existing headquarters building lease expires in 2004. Under the new lease agreement, we will lease approximately 33,000 square feet of space. That new agreement expires in 2019. Our operations and servicing functions are conducted from a 77,000 square foot owned building located at 1400 66th Street North, St. Petersburg, Florida 33710. We have various options to renew leases at most of our branch locations. We also have four facilities that are not used for branch banking purposes which are leased. For further information regarding our lease obligations, see Note 11. “Credit Risk Concentration, Off-Balance Sheet Risk, Commitment and Contingencies” of the Notes to the Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS

For information on pending litigation matters, see Note 11. “Credit Risk Concentration, Off-Balance Sheet Risk, Commitment and Contingencies” of the Notes to the Consolidated Financial Statements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Trading Market

Our common stock is currently traded on the Nasdaq Stock Market under the symbol “REPB”. The table below shows, the high, low and closing bid information for the common stock as regularly quoted for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily reflect actual transactions.

	High	Low	Closing
Quarter ended March 31, 2002	$17.45	$13.00	$17.12
Quarter ended June 30, 2002	20.48	17.17	20.17
Quarter ended September 30, 2002	21.20	18.58	19.44
Quarter ended December 31, 2002	20.25	19.13	19.65
Quarter ended March 31, 2003	20.49	18.92	19.95
Quarter ended June 30, 2003	26.50	19.95	25.33
Quarter ended September 30, 2003	30.22	24.85	28.37
Quarter ended December 31, 2003	31.80	28.19	31.47

Stockholders and Dividends

As of December 31, 2003, there were approximately 2,300 beneficial owners of our common stock. On March 25, 2003, our board of directors declared a cash dividend to Company shareholders in the amount of $0.04 per share payable on April 21, 2003 to common stockholders of record at April 7, 2003. On January 21, 2004, our board of directors declared a cash dividend to Company shareholders in the amount of $0.30 per share payable on February 6, 2004, to stockholders of record at January 23, 2004. There were no dividends declared during 2002 and 2001. For further information on changes in our equity accounts, see Note 14. “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

Equity Compensation Plan Information

The following table provides information, as of the end of the most recent fiscal year-end, with respect to compensation plans under which equity securities are authorized for issuance, aggregated as follows:

Plan Category	(a) - Number of securities to be listed upon exercise of outstanding options, warrants and rights	(b) - Weighted average exercise price of outstanding options, warrants and rights	(c) - Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	585,835	19.28	76,214
Equity compensation plans not approved by security holders (1)	131,690	17.25	25,000

Total	717,525	18.91	101,214

(1)	The Board has the authority to grant up to 25,000 unqualified options annually without prior shareholder approval.

For further information regarding our stock option and stock appreciation rights programs, see Note 14. “Stockholders’ Equity” of the Notes to the Consolidated Financial Statements.

Item 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION

The selected consolidated financial and other information on the following page, as of and for each of the years ended December 31, 1999 through 2003, were derived from the audited consolidated financial statements. The following information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information presented elsewhere.

REPUBLIC BANCSHARES, INC.

SELECTED CONSOLIDATED FINANCIAL INFORMATION

($ in thousands, except share data)

	Years Ended December 31,
	2003	2002	2001	2000	1999
RESULTS OF OPERATIONS:
Interest income	$127,273	$143,245	$165,348	$197,200	$190,763
Interest expense	52,601	65,233	96,786	107,477	98,380

Net interest income	74,672	78,012	68,562	89,723	92,383
Loan loss provision (credit)	(2,187)	5,350	16,150	20,700	9,923

Net interest income after loan loss provision	76,859	72,662	52,412	69,023	82,460
Noninterest income	18,393	13,876	23,029	7,311	25,832
Noninterest expense	79,373	76,007	78,965	80,030	88,113

Income (loss) before income taxes and minority interest	15,879	10,531	(3,524)	(3,696)	20,179
Income tax expense (benefit)	5,704	4,068	(1,310)	(787)	7,800
Minority interest from subsidiary trust, net of tax	—	(1,684)	(1,684)	(1,689)	(1,687)

Net income (loss)	$10,175	$4,779	$(3,898)	$(4,598)	$10,692

Earnings (loss) per share – diluted	$0.81	$0.42	$(0.37)	$(0.46)	$0.95
Weighted average shares outstanding – diluted	12,541,727	11,465,809	10,955,118	10,555,941	11,299,902

BALANCE SHEET DATA (at period-end):
Total assets	$2,832,121	$2,526,349	$2,459,344	$2,440,604	$2,566,026
Securities	980,551	827,923	834,066	406,957	453,008
Loans	1,640,831	1,513,285	1,421,011	1,711,342	1,889,892
Nonperforming assets	12,737	39,010	63,280	56,973	31,218
Allowance for loan losses	19,007	27,987	31,997	33,462	28,177
Deposits	2,369,776	2,069,716	2,130,344	2,157,817	2,293,209
Stockholders’ equity	211,869	183,684	172,037	172,341	170,245
Book value per share (dollars)	15.95	16.12	15.18	15.24	15.06
Tangible book value per share (dollars)	15.14	15.02	13.92	13.54	13.12

SELECTED OPERATING RATIOS:
Return on average assets	0.38%	0.19%	(0.16)%	(0.18)%	0.42%
Return on average equity	5.22	2.72	(2.20)	(2.65)	6.39
Net interest margin	2.93	3.34	2.99	3.76	3.92
Efficiency ratio	85.29	82.72	86.21	82.48	74.54
Loan loss allowance to portfolio loans	1.16	1.90	2.25	1.96	1.49
Loan loss allowance to nonperforming loans	161.34	125.94	69.24	66.12	112.04

CAPITAL RATIOS (at period-end):
Equity to assets	7.48	7.27	6.99	7.06	6.63
Equity & minority interest to assets	7.48	8.41	8.16	8.24	7.75
Regulatory ratios - Bank:
Tier 1 (leverage)	7.62	8.17	7.94	7.18	6.78
Tier 1 to risk-assets	11.83	12.81	13.11	11.69	10.33
Total capital	12.90	14.09	14.39	12.94	11.63
Regulatory ratios – Company
Tier 1 (leverage)	8.20	7.37	7.21	6.30	6.02
Tier 1 to risk-assets	12.75	11.58	11.90	10.27	9.17
Total capital	13.81	14.70	15.17	12.69	11.53

OTHER DATA (at period-end):
Number of branch banking offices	71	71	71	80	81
Number of full-time equivalent employees	859	858	896	995	1,000

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our critical accounting policies, balance sheets, statements of operations, off-balance sheet arrangements and aggregate contractual obligations should be read in conjunction with Item 6. “Selected Consolidated Financial and Other Information”, the consolidated financial statements and the related notes included elsewhere in this report.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60 advises all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more significant accounting policies and methods we employ. The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies, the following involve a higher degree of judgment and complexity. Our management has discussed these critical accounting assumptions and estimates with the Directors’ Audit Committee.

Fair Value

Certain financial instruments are recorded at fair value, or, in the case of loan servicing rights and loans held for sale, at the lower of amortized cost or fair value. Unrealized gains and losses may be reflected in results of operations or as an adjustment to equity accounts as applicable. The preferred method of determining fair value is through use of listed market prices, and, whenever available, we utilize those market quotes. If listed market prices are not readily available, fair value is determined based on other relevant factors and methods, including techniques using the present value of cashflows. In preparing fair values using methods other than listed market prices, we employ financial models to estimate those fair values. Those pricing models and their underlying assumptions determine the amount and timing of unrealized gains and losses and the use of different pricing models or assumptions could produce different financial results. To the extent financial instruments have extended maturity dates, our estimates of fair value may involve greater subjectivity due to the lack of transparent market data available upon which to base modeling assumptions. The illiquid nature of certain securities or debt instruments (such as certain mortgage obligations and mortgage-related loan products) also requires a high degree of judgment in determining fair value. The amount of assets on our balance sheet valued using pricing models in lieu of listed market prices comprises less than one percent (1%) of total assets but the fluctuation in fair value caused by relatively minor changes in the underlying assumptions could result in a change that is material to our current results of operations. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see Note 3. “Securities” and Note 4. “MSRs and Excess Servicing Interest-Only Strips” of the Notes to the Consolidated Financial Statements.

Transfers of Financial Assets

From time to time we may engage in securitization activities. Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This is a replacement of Financial Accounting Standards Board (“FASB”) Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. We recognize any interests in the transferred assets and any liabilities incurred in securitization transactions on the consolidated statements of financial condition at fair value. Subsequently, changes in the fair value of interests accounted for as trading assets are recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results. During 2003, there were gains and losses recognized from securitization activities undertaken prior to 2003 but we did not record any gains or losses from securitization activities in the current year. For an additional discussion regarding the calculation of fair value and the underlying assumptions used in those analyses, see Note 3. “Securities” and Note 4. “MSRs and Excess Servicing Interest-Only Strips” of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses which is made to provide for estimated losses on outstanding loan balances. The allowance for loan losses represents our estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note 2. and Note 6. of the Notes to our Consolidated Financial Statements. The allowance for loan losses is a significant estimate and is regularly evaluated by us for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio, trends in actual and forecasted portfolio credit quality, including delinquency, charge-off and bankruptcy rates, and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce a differing provision for loan losses and the actual loan losses ultimately realized may differ from the provision recorded during 2003. The methodology employed for assessing the appropriateness of the allowance consists of the following criteria:

1. Allowance amounts are established on an individual loan basis for all larger loans that are identified as impaired through our internal loan review and loan classification process, or through bank regulatory examinations and review by our external auditors. These larger loans have been defined by us to include those impaired loans where the total borrower relationship is $500,000 or more. The amount of the allowance allocated to these larger loans that are identified as impaired is based on the observable market price of the impaired loan, if available. If there are no observable market prices for the loan and, if the loan is judged to be collateral dependent, the impairment is based on the difference between the estimate of the fair value of the collateral using a recent appraisal review and the carrying amount of the loan. Otherwise, for loans judged not to be collateral dependent and where there is no observable market price for the loans, impairment is calculated using discounted cash flows at the loan’s effective interest rate.

2. Allowance amounts are established on adversely classified, smaller balance commercial (business) or commercial real estate loans and on adversely classified homogenous types of loans, such as residential mortgages and consumer loans. An impairment factor of 15% is assigned to those loans graded “substandard” and a 50% impairment is assigned to those loans graded “doubtful”.

3. An allocation is made to the remaining loans primarily based on historical loss experience for each loan type. The amount allocated is determined based on the greater of the average loss ratio for the most recent annual period or the average loss ratio over the previous three years. Adjustments may be made to those historical loss factors, if warranted, by factors such as cyclical trends or current economic conditions.

4. Any difference between the amounts aggregated under the three allowance allocation processes identified above and our allowance for loan losses, after deducting any charges for loans evaluated as loss, is reflected in the results of operations as our provision for loan losses for that reporting period. There are no amounts in the overall allowance that are unallocated.

Income taxes

Our income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide a valuation allowance, if required. Our deferred tax asset at December 31, 2003 totaled $15.0 million. A major part of our deferred tax asset resulted from book/tax differences in the provision for loan losses. We adopted the actual charge off method for recording loan loss provisions on our federal and state tax returns several years ago. Our allowance for loan losses, which totaled $19.0 million at the end of 2003, has resulted to a charge against earnings for financial reporting purposes but not for income tax purposes and accounted for $7.1 million or 47.7% of our deferred tax asset. Other factors included $2.4 million or 15.7% of total from net operating loss carryforwards, $2.2 million or 14.8% of total from book/tax differences from securitization activities and $2.1 million or 14.0% of total from book/tax differences on deposit premium amortization.

Comparison of Balance Sheets and Results of Operations

Comparison of Balance Sheets - Years Ended December 31, 2003 and 2002

Overview

Our total assets were $2.8 billion at December 31, 2003, an increase of $305.8 million or 12.1% from the end of 2002. The growth in our balance sheet during 2003 came largely from a substantial increase in new loan originations which grew by $379.6 million or 48.0%. We also increased our holdings of mortgage securities by $131.1 million or 16.1%. Deposits, our primary source of fundings, grew $300.1 million or 14.5% in 2003 while outside borrowings, primarily advances from the FHLB, declined by $7.0 million. At year-end 2003, stockholders’ equity was $211.9 million, an increase of $28.2 million, and includes the conversion by the holders of $30.0 million of convertible subordinated debt into common equity. Our stated book value per share at the end of 2003 was $15.95.

Securities

Securities growth during 2003, primarily mortgage backed securities, resulted from our decision to employ deposit growth not utilized for loan fundings into securities to produce additional net interest income. Mortgage-backed securities represent 96.6% of our total securities portfolio and provide a continuous source of cash flow, which can vary significantly with changes in interest rates. Our mortgage backed securities are comprised of securities guaranteed by FHLMC, GNMA or FNMA and collateralized mortgage-backed obligations (“CMO’s”) backed by government agency securities. The CMO’s, by virtue of the underlying collateral or structure, are primarily conservative current pay sequentials. The remainder of our securities portfolio includes corporate bonds and asset-backed securities, all of which were in the three highest credit rating categories and mortgage-related trading assets.

Our strategy for managing the mortgage securities portfolio is to maintain a short duration to minimize interest rate risk. At year-end 2003, 71.0% of our mortgage securities were adjustable rate and 29.0% were fixed rate. This short duration characteristic, during the interest rate conditions that existed in 2003, provided us with significant cash flow which was reinvested into new securities at current market rates, utilized to pay off short term borrowings, and fund loan growth. The weighted average duration of the securities portfolio was 2.05 years and 1.38 years, respectively, at December 31, 2003 and 2002, with the increase in duration coming largely from an end of year decline in prepayment activity and future expected prepayments.

Principal payments, primarily prepayments, were very high through the first nine months of 2003 due to the high rate of mortgage refinancing. This refinancing and prepayment activity resulted in an increased amortization of premiums paid when our mortgage securities were purchased. More recently, prepayment activity has decreased, extending the duration of the mortgage securities portfolio. If this trend continues, we would be required to amortize net premiums into income over a longer period of time, thereby increasing mortgage securities yields and net interest income. At December 31, 2003, net premiums represented approximately 1.5% of the outstanding balance of mortgage securities.

At year-end 2003, $971.2 million of all securities were classified as available for sale and $9.3 million were trading assets (there were none in the held to maturity category). At December 31, 2002, $820.1 million of all securities were classified as available for sale and $7.8 million were trading assets (again, there were none in the held to maturity category). The market values assigned to the available for sale portfolio were based on published price quotations at period end. Any unrealized market valuation gains and losses on those securities were recorded as a separate component of stockholders’ equity, net of deferred income taxes. Trading assets were carried at current market values with any resulting adjustment reflected in current earnings.

The trading asset category at year-end 2003 was comprised of several investments acquired in prior years, including: (1) $8.6 million in overcollateralization and residual interests in cash flows from securitizations of High LTV Loans in December 1997 and June 1998; and (2) $692,000 of excess spread on mortgage servicing rights. Use of quoted market values is the preferred method for valuing trading assets, however, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. Since there were no published market quotations for our trading assets we used a present value technique for valuation. For additional information on the assumptions used to value our trading assets, see Note 2. “Summary of Significant Accounting Policies” and Note 3. “Securities” of the Notes to the Consolidated Financial Statements.

Loans

Loan growth was positive during 2002 and 2003 following several years where the portfolio declined as we exited out of state lending and discontinued several loan products. Total loans, including loans held for sale, were $1.6 billion at December 31, 2003, compared to $1.5 billion at December 31, 2002, an increase of $127.5 million or 8.4%. Our portfolio of Florida loans amounted to $1.5 billion at year-end 2003, an increase of $200.1 million or 14.9% over $1.4 billion at the end of 2002. Loans to borrowers located outside the state of Florida declined substantially during 2003, falling $72.5 million or 42.6% from $170.1 million or 11.2% of total loans at the end of 2002 to $97.6 million or 6.0% at the end of 2003.

Management has placed an increased emphasis on commercial and consumer lending to diversify risk. As in prior years, mortgage lending for both residential and commercial real estate purposes continued to be important products for us under our revamped, conservative underwriting guidelines. At the end of 2003, commercial and consumer loans comprised 31.1% of the total portfolio compared to 30.6% at the end of 2002. One-to-four family residential and commercial real estate mortgages comprised 64.4% of the portfolio at December 31, 2003, up from 63.1% a year ago. Other loan products, including those where new originations have been discontinued, declined from 6.3% of the portfolio at the end of 2002 to 4.5% at the end of 2003.

The level of new business activity has increased significantly as well. Commercial (business) loan originations amounted to $131.4 million during 2003, up from $49.9 million in 2002, an increase of $81.5 million or 163.5%. Originations of commercial real estate loans (including both loans on income-producing properties and business loans secured by real estate) were $289.6 million in 2003, up from $216.0 million in 2002. Consumer loan originations, primarily loans secured by second liens on owner-occupied one-to-four family dwellings, rose $67.5 million or 31.7% from $213.0 million in 2002 to $280.5 million in 2003. During 2003 the fixed rate residential loan product dominated the residential lending market; we originated $279.5 million of fixed rate residential loans and $190.1 million of adjustable rate product. In 2002, fixed rate originations were $198.2 million and adjustable rate originations were $114.3 million. We sell virtually all of our fixed rate residential mortgage originations in the secondary market to minimize interest rate risk and retain the adjustable rate loans for portfolio, consistent with our policy of emphasizing portfolio-loan products with a short duration. The average duration of our loan portfolio at the end of 2003 was 1.54 years compared to 1.46 years at the end of 2002. Loans with adjustable rate features comprised $1.2 billion or 70.7% of the portfolio at the end of 2003, compared to $946.0 million or 62.5% of the portfolio at the end of 2002. The weighted average duration of our adjustable rate loans at the end of 2003 was 1.72 years while the duration of our fixed rate loans was 3.34 years.

Allowance for Loan Losses

The allowance for loan losses amounted to $19.0 million (1.2% of portfolio loans) at December 31, 2003, compared with $28.0 million (1.9% of portfolio loans) at December 31, 2002. The ratio of the allowance for loan losses to nonperforming loans was 161.3% compared to 125.9% at the end of 2002. During 2003, we recorded a $2.2 million credit for the provision for loan losses. That 2003 credit includes a $3.8 million recovery from settlement of a claim with our fidelity bond insurer on a mortgage warehouse lending line of credit that was charged off in a prior year, partially offset by loss provisions for other 2003 activity. Also during 2003, we charged-off $6.8 million of loans (net of recoveries). Charge-offs taken on a single hotel loan comprised $5.6 million of this total. In addition, net loan losses were $1.2 million on High LTV Loans and $1.4 million on commercial (business) loans. The net charge-off ratio during 2003 was 0.43% compared to 0.64% for 2002.

Nonperforming Assets

Nonperforming assets amounted to $12.7 million or 0.5% of total assets at December 31, 2003, compared with $39.0 million or 1.5% of total assets at December 31, 2002. The $26.3 million decrease in nonperforming assets includes the sale of our former largest nonperforming asset, a hotel in Wilmington, Delaware, which comprised 31.8% of total nonperforming assets at December 31, 2002. Nonperforming loans totaled $11.8 million (or 0.7% of total loans) at December 31, 2003, a decrease of $10.4 million from December 31, 2002. Nonperforming one-to-four family residential mortgage loans decreased by $3.4 million, while commercial real estate nonperformers decreased $4.8 million. ORE decreased by $15.8 million to $956,000 at the end of 2003, due primarily to the sale of the Delaware hotel.

Deposits

Total deposits were $2.4 billion at December 31, 2003, an increase of $300.1 million or 14.5% from the end of 2002. Money market accounts increased by $155.3 million, primarily from growth in a new product offering with a competitive rate. Noninterest bearing checking accounts increased $30.9 million and retail interest checking accounts increased by $35.1 million, both due to our expansion of commercial account services and initiatives in our retail banking network. Time deposits increased by $84.7 million, also reflecting those retail banking initiatives. The mix of total deposits continued to change favorably during 2003 with higher-costing time deposits declining to 51.2% of total deposits at year-end 2003, compared with 54.5% at the end of 2002. Transaction accounts, including checking and money market accounts, generally have a lesser cost than time deposits and were 41.5% of total deposits compared to 36.8% at the end of 2002. Savings deposits were 7.4% of the total at year-end 2003 compared to 8.7% at the end of 2002.

Holding Company Senior Debt

In June 2003, we entered into a loan agreement with SunTrust Bank, N.A., wherein SunTrust extended a revolving line of credit to us in the amount of $10.0 million, maturing in one year. Interest is payable quarterly based on the 90 day LIBOR rate plus 1.15%. The purpose of the line of credit was to provide interim financing for the holding company, including the potential need for funding any subordinated debentures tendered by the holder for redemption. All of the debenture holders elected to exchange their securities for our common stock and, through December 31, 2003, we had not used this line of credit.

7% Convertible Subordinated Debentures Due 2011 and 2014

In May 2003, we issued a redemption notice for our 7% convertible subordinated debentures due 2011 but all of the holders of those debentures elected to convert their securities into our $2.00 par value common stock at a conversion ratio of 64.1025 shares per $1,000 principal amount of the 2011 Debentures, a conversion price of $15.60 per share. By June 17, 2003, the end of the period allowable for conversion of the 2011 debentures, we had issued 961,524 shares of common stock to the holders. In June, 2003, we issued a similar redemption notice to the holders of our $15.0 million of 7% convertible subordinated debentures due 2014. The holders of those securities also elected to convert their securities into our common stock at a conversion rate of 55.5556 shares per $1,000 principal amount of the 2014 Debentures, a conversion price of $18.00 per share. By July 28, 2003, the end of the period allowable for conversion of the 2014 Debentures, we had issued 833,311 shares to the holders.

Stockholders’ Equity

Stockholders’ equity was $211.9 million at December 31, 2003, or 7.5% of total assets, compared to $183.7 million or 7.3% of total assets at December 31, 2002. During 2003, $29.4 million was added to equity through the conversion of all of our convertible subordinated debt into common equity. The number of common shares outstanding at December 31, 2003, was 13,279,579, compared to 11,398,059 shares of common stock outstanding at year-end 2002, an increase of 1,881,520 shares. Most of this increase was due to the conversion of debentures into 1,794,835 shares of our common stock. At December 31, 2003, the Bank’s tier 1 (“leverage”) capital ratio was 7.6%, its tier 1 risk-based capital ratio was 11.8%, and its total risk-based capital ratio was 12.9%, all in excess of FDIC guidelines for an institution to be considered a “well-capitalized” bank. The same ratios for the Company were 8.2%, 12.8% and 13.8%.

Comparison of Results of Operations - Years Ended December 31, 2003 and 2002:

Overview

Net income for 2003 was $10.2 million or $0.81 per diluted share compared with net income of $4.8 million or $0.42 per diluted share for 2002. Net interest income, after adjusting for the change in the accounting treatment for trust preferred securities, decreased year over year by $642,000. Noninterest income increased $4.5 million or 32.55% while noninterest expense increased $3.4 million or 4.43%. Both 2003 and 2002 include significant valuation adjustments, defined by us to include, among other things, items such as the recovery on a fidelity bond settlement claim, ORE gains and losses from disposing of problem assets and adjustments to the fair value of mortgage servicing rights. For 2003, those valuation adjustments, on an after-tax basis, increased net income by $1.8 million or $0.14 per diluted share. For 2002, valuation adjustments reduced net income by $2.7 million or $0.23 per diluted share.

Analysis of Net Interest Income (see table on page 24)

Net interest income is the difference between interest income earned on loans and investments and the interest expense incurred on liabilities and is affected by the level and composition of assets, liabilities and equity, as well as changes in market interest rates. Net interest income is our primary source of revenue and comprised 80.2% of total revenue in 2003 and 84.9% in 2002. Measured in percentage terms, net interest margin is determined by dividing tax equivalent net interest income by average interest-earning assets. Net interest spread is also measured in percentage terms and is the mathematical difference between the average tax-equivalent yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities.

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2003 and 2002 ($ in thousands; nontaxable loans and securities are not significant):

	Years Ended December 31,
	2003			2002
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,597,213	$93,088	5.79%	$1,468,583	$101,214	6.85%
Securities	890,160	33,363	3.75	810,333	40,921	5.05
FHLB stock	15,705	597	3.80	14,779	783	5.30
Federal funds sold & deposits in bank	23,626	225	0.95	27,352	327	1.20

Total interest earning assets	2,526,704	127,273	5.02	2,321,047	143,245	6.15
Noninterest earning assets	166,282			166,667

Total assets	$2,692,986			$2,487,714

Interest bearing liabilities:
Interest checking	$216,730	$830	0.38%	$193,503	$743	0.38%
Money market	412,992	4,993	1.21	395,300	7,205	1.82
Savings	183,690	1,763	0.96	181,480	2,775	1.53
Time deposits	1,177,608	37,408	3.18	1,190,722	49,744	4.18
FHLB advances	230,921	3,572	1.55	95,287	2,161	2.27
Subordinated debt	14,767	1,084	7.34	29,309	2,145	7.32
Capital securities	27,599	2,698	9.78	—	—	—
Other borrowings	38,369	253	0.66	36,182	460	1.27

Total interest bearing liabilities	2,302,676	52,601	2.29	2,121,783	65,233	3.07
Noninterest bearing liabilities	194,530			190,063
Stockholders’ equity	195,780			175,868

Total liabilities and equity	$2,692,986	—		$2,487,714	—

Net interest income/net interest spread		$74,672	2.73%		$78,012	3.07%

Net interest margin			2.93%			3.34%

	Increase (Decrease) Due to:		Total
	Volume	Rate
Changes in Net Interest Income
Interest earning assets:
Loans	$7,447	$(15,573)	$(8,126)
Securities	2,341	(9,899)	(7,558)
FHLB stock	47	(233)	(186)
Federal funds sold & deposits in banks	(23)	(79)	(102)

Total change in interest income	9,812	(25,784)	(15,972)
Interest bearing liabilities:
Interest checking	89	(2)	87
Money market	310	(2,522)	(2,212)
Savings	33	(1,045)	(1,012)
Time deposits	624	(12,960)	(12,336)
FHLB advances	2,295	(884)	1,411
Subordinated debt	(1,067)	6	(1,061)
Capital securities	2,698	—	2,698
Other borrowings	16	(223)	(207)

Total change in interest expense	4,998	(17,630)	(12,632)

Total change in net interest income	$4,814	$(8,154)	$(3,340)

Net interest margin is generally greater than net interest spread due to the additional income earned on those assets funded by non-interest-bearing liabilities, primarily demand deposits and stockholders’ equity. In 2003, we changed our reporting of the balance and related cost of trust preferred securities to comply with a change in accounting rules for this type of security, reclassifying the balance as an interest-bearing liability and the related cost as interest expense. Prior periods were not reclassified, also in accordance with the rule change. As a result, there are differences in comparability between 2003 and 2002 which are noted in this discussion.

Net interest income for 2003 was $74.7 million, $3.3 million less than the amount recorded in 2002. Net interest margin was 2.93%, 41 basis points lower than the net interest margin in 2002. However, the accounting change referenced above accounted for $2.7 million of the overall change in net interest income and for 11 basis points of the margin decline. The $642,000 remaining decline in net interest income is the net effect of three main factors. First, the rapid drop in interest rates throughout most of 2003 resulted in margin compression and a reduced amount of net interest income. Second, the rapid rise in mortgage refinancings and prepayments on mortgage securities during 2003 caused a $1.4 million increase in the amortization of premiums on those securities. Lastly, average earning assets increased by $205.7 million in 2003 and this growth partially offset the adverse effect of margin compression and increased amortization on mortgage securities premiums. This growth in earning assets limited the remaining $642,000 decline in net interest income to less than one percent of the prior year’s amount net interest income.

Noninterest Income

Noninterest income for the year ended December 31, 2003, was $18.4 million compared with $13.9 million for the same period in 2002, an increase of $4.5 million. Deposit service fees increased $547,000 or 8.7%, largely from introduction of a revamped line of commercial products and services. Gains on sale of new loan production increased over 2002 by $2.1 million, gains on sale of securities increased $540,000 and trading gains on residuals increased $1.9 million. Loan service fee income in 2003 was adversely affected by the high level of repayments to the loan servicing portfolio but interest rates rose during the latter half of 2003 and permitted a partial recovery of a valuation allowance on servicing rights recorded in 2002. Other loan fee income declined by $666,000 as prepayment penalties on loans declined in 2003. The following table reflects the components of noninterest income for the years ended December 31, 2003 and 2002 ($ in thousands):

	For the Years Ended December 31,
	2003	2002	Increase (Decrease)
Service charges on deposit accounts	$6,832	$6,285	$547
Loan service fees	(1,470)	(1,955)	485
Other loan fee income	2,007	2,673	(666)
Gain on sale of loans, net	4,144	2,040	2,104
Gain on sale of investments	3,520	2,980	540
Trading gain (loss) on residuals	1,793	(87)	1,880
Other income	1,567	1,940	(373)

Total noninterest income	$18,393	$13,876	$4,517

Noninterest Expense

Total noninterest expenses for the year ended December 31, 2003, were $79.4 million, compared with $76.0 million for the same period in 2002, an increase of $3.4 million. ORE expenses comprised $1.8 million of the increase and employee compensation increased $2.0 million, primarily additional salaries cost for loan production personnel. Employee benefits, primarily medical insurance costs, increased $692,000. The $1.8 million decline in occupancy costs included a $1.6 million recovery of a lease impairment reserve setup in 2002 as the formerly vacant facility was sublet to a qualified tenant. Legal and professional costs increased $561,000 reflecting an accrual for a probable loss on one pending litigation matter. The following table reflects the components of noninterest expense for the years ended December 31, 2003 and 2002 ($ in thousands):

	For the Years Ended December 31,
	2003	2002	Increase (Decrease)
Salaries and benefits	$40,891	$38,164	$2,727
Net occupancy expense	12,683	14,474	(1,791)
Advertising and marketing	1,573	888	685
Data processing fees and services	6,518	6,289	229
Loan collection/repossession costs	680	1,035	(355)
FDIC and state assessments	642	656	(14)
Telephone expense	983	1,259	(276)
Postage and supplies	2,222	2,511	(289)
Legal and professional	1,796	1,235	561
Other operating expense	5,553	5,483	70

Total operating expenses	73,541	71,994	1,547
ORE (income) expense, net of ORE income	2,680	(454)	3,134
Provision for losses on ORE	385	1,700	(1,315)
Amortization of goodwill & premium on deposits	2,767	2,767	—

Total noninterest expense	$79,373	$76,007	$3,366

Off-Balance Sheet Arrangements

At December 31, 2003 and 2002, our off-balance arrangements were limited to loan commitments and letters of credit made to our borrowers in the normal course of business. Other types of off-balance sheet arrangements include financial guarantees, contingent interests, derivative instruments and interests in unconsolidated entities where portions of those entities’ losses may be absorbed by the holder. Derivatives include such instruments as interest rate swaps, caps, floors, collars and forward sale contracts. We did not hold any of these other types of off-balance sheet arrangements. For information on loan commitments and letters of credit, see Note 11. “Credit Risk Concentration, Off-Balance Sheet Risk, Commitments and Contingencies”, of the Notes to the Consolidated Financial Statements.

Aggregate Contractual Obligations

Contractual obligations for payments under long-term debt and lease obligations are shown as follows, stratified by remaining term to contractual maturity ($ in thousands):

Contractual Obligations

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
FHLB advances	$129,500	$35,000	$—	$729	$165,229
Capital leases	472	472	—	—	944
Operating leases	6,479	10,393	8,912	29,874	55,658

Total contractual cash obligations	$136,451	$45,865	$8,912	$30,603	$221,831

Additionally, there were $450.8 million of commitments to extend credit, unfunded lines of credit and commercial and standby letters of credit outstanding at December 31, 2003.

Comparison of Balance Sheets and Results of Operations

Comparison of Balance Sheets - Years Ended December 31, 2002 and 2001

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

Included in the trading asset category at year-end 2002 were several investments acquired in prior years, including: (1) $6.2 million in overcollateralization and residual interests in cash flows from securitizations of High LTV Loans in December 1997 and June 1998; and (2) $1.6 million representing excess spread on mortgage servicing rights. A subordinate tranche in the June 1998 securitization had been held in the trading category at the end of 2001 but was sold during 2002. Under applicable accounting rules, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows. We have used present value techniques to value our trading assets. For additional information on the assumptions used to value our trading assets, see Note 2. “Summary of Significant Accounting Policies” and Note 3. “Securities” of the Notes to Consolidated Financial Statements.

Loans

Total loans, including loans held for sale, were $1.5 billion at December 31, 2002, compared to $1.4 billion at December 31, 2001, an increase of $92.3 million or 6.5%. Our portfolio of Florida loans amounted to $1.4 billion at year-end 2002, an increase of $263.3 million or 23.2% over $1.1 billion at the end of 2001. Loans to borrowers located outside the state of Florida declined substantially during 2002, falling $171.0 million or 59.9% from $285.5 million or 20.1% of total loans at the end of 2001 to $114.5 million or 7.6% at the end of 2002. In addition to overall growth, the mix of our loan portfolio changed with commercial and consumer loans comprising 31.2% of the total portfolio at the end of 2002 compared to 26.5% at the end of 2001. Residential and commercial real estate mortgages comprised 68.0% of the portfolio at December 31, 2002, down from 73.5% a year ago.

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

Deposits

Total deposits were $2.1 billion at December 31, 2002, a decrease of $60.6 million or 2.8% from the end of 2001. Certificates of deposit declined $78.7 million, checking accounts (including non-retail deposits such as official checks) increased $27.2 million, while savings deposits decreased by $9.1 million. The mix of total deposits changed with time deposits declining to 54.5% of total deposits at year-end 2002, compared with 56.6% at the end of 2001. Transaction accounts, including checking and money market accounts were 36.8% of total deposits and savings deposits were 8.7% of the total at year-end 2002 compared to 34.5% and 8.9%, respectively, at the end of 2001.

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

Comparison of Results of Operations: Years Ended December 31, 2002 and 2001

Overview

Net income for 2002 was $4.8 million or $0.42 per diluted share. For 2001, a net loss of $3.9 million or $0.37 per diluted share was incurred. Net interest income increased year over year by $9.5 million or 13.8% while non-interest expenses declined $3.0 million or 3.7%. In 2001, we recorded a $4.0 million write-down to our interest-only residual investments and a $5.9 million charge-off of a warehouse line of credit to Greatstone, a defunct mortgage lender.

Analysis of Net Interest Income (see table on page 30)

Net interest margin was 3.3% for 2002 compared to 3.0% for 2001. Net interest income increased $9.5 million during 2002 with $4.4 million of the improvement coming from an increased net interest margin and $5.1 million from an increase in net interest-earning assets and a more favorable asset mix. On a quarterly basis throughout 2002, net interest margin recovered after sustaining successive declines throughout 2001. The continuing decline in interest rates that began in early 2001 and continued throughout 2002 was the major factor that caused a drop in asset yield from 7.3% for 2001 to 6.2% for 2002. However, funds costs declined during 2002 at a faster rate than the decline in asset yield, dropping 162 basis points from 4.7% to 3.1%. This factor was due in large part to management’s strategy to change the mix in interest-bearing deposits to emphasize interest checking, savings and money market accounts and to reduce the dependence on time deposits. The percent of interest checking, savings and money market deposits increased to 39.3% of average interest-bearing deposits during 2002 from 35.5% for 2001 with the time deposit percentage falling from 64.5% to 60.7%.

Noninterest Income

Noninterest income for the year ended December 31, 2002 was $13.9 million compared with $23.0 million for the same period in 2001, a decrease of $9.1 million. Service charges on deposit accounts declined, primarily due to sale of branches in 2001 and reduced transaction volumes. Loan service fee income in 2002 was reduced by the high level of repayments to the loan servicing portfolio, which required an increased level of amortization of servicing rights, and by a $1.2 million valuation allowance recorded to account for the decline in value of the servicing portfolio. Gains on sale of new loan production increased over 2001 by $1.0 million as originations of fixed rate residential loans held for sale increased substantially. During 2001, noninterest income included $4.5 million of gains on sale of branch deposits and a $1.1 million gain on the sale of High LTV Loan servicing rights. The following table reflects the components of noninterest income for the years ended December 31, 2002 and 2001 ($ in thousands):

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

The following table summarizes the average yields earned on interest earning assets and the average rates paid on interest bearing liabilities for the years ended December 31, 2002 and 2001 ($ in thousands; nontaxable loans and securities are not significant):

	Years Ended December 31,
	2002			2001
	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Summary of Average Rates
Interest earning assets:
Loans	$1,468,583	$101,214	6.85%	$1,554,848	$124,015	7.93%
Securities	810,333	40,921	5.05	577,161	34,712	6.01
FHLB stock	14,779	783	5.30	13,336	901	6.75
Federal funds sold & deposits in bank	27,352	327	1.20	125,657	5,720	4.50

Total interest earning assets	2,321,047	143,245	6.15	2,271,002	165,348	7.25
Noninterest earning assets	166,667			142,211

Total assets	$2,487,714			$2,413,213

Interest bearing liabilities:
Interest checking	$193,503	$743	0.38%	$169,699	$846	0.50%
Money market	395,300	7,205	1.82	346,902	12,152	3.50
Savings	181,480	2,775	1.53	185,812	5,519	2.97
Time deposits	1,190,722	49,744	4.18	1,277,733	74,279	5.81
FHLB advances	95,287	2,161	2.27	13,260	426	3.21
Subordinated debt	29,309	2,145	7.32	24,110	1,761	7.30
Other holding company debt	—	—	—	3,805	454	11.89
Other borrowings	36,182	460	1.27	44,202	1,349	3.05

Total interest bearing liabilities	2,121,783	65,233	3.07	2,065,523	96,786	4.69
Noninterest bearing liabilities	190,063			176,750
Stockholders’ equity	175,868			170,940

Total liabilities and equity	$2,487,714	—		$2,413,213	—

Net interest income/net interest spread		$78,012	3.07%		$68,562	2.56%

Net interest margin			3.34%			2.99%

	Increase (Decrease) Due to:
	Volume	Rate	Total
Changes in Net Interest Income
Interest earning assets:
Loans	$(4,791)	$(18,010)	$(22,801)
Securities	10,197	(3,988)	6,209
FHLB stock	90	(208)	(118)
Federal funds sold & deposits in banks	(2,846)	(2,547)	(5,393)

Total change in interest income	2,650	(24,753)	(22,103)
Interest bearing liabilities:
Interest checking	108	(211)	(103)
Money market	1,512	(6,460)	(4,948)
Savings	(126)	(2,618)	(2,744)
Time deposits	(5,629)	(18,906)	(24,535)
FHLB advances	1,751	(16)	1,735
Subordinated debt	381	4	385
Other holding company debt	(227)	(227)	(454)
Other borrowings	(211)	(678)	(889)

Total change in interest expense	(2,441)	(29,112)	(31,553)

Total change in net interest income	$5,091	$4,359	$9,450

Noninterest Expense

Total noninterest expenses for the year ended December 31, 2002 were $76.0 million, compared with $78.9 million for the same period in 2001, a decrease of $2.9 million. Savings were realized in most areas from the Company’s efforts to reduce the cost of operation through sale or closure of unprofitable branch offices. The following table reflects the components of noninterest expense for the years ended December 31, 2002 and 2001 ($ in thousands):

	For the Years Ended December 31,
	2002	2001	Increase (Decrease)
Salaries and benefits	$38,164	$38,557	$(393)
Net occupancy expense	14,474	13,362	1,112
Advertising and marketing	888	1,640	(752)
Data processing fees and services	6,289	7,387	(1,098)
Loan collection/repossession costs	1,035	2,016	(981)
FDIC and state assessments	656	687	(31)
Telephone expense	1,259	1,626	(367)
Postage and supplies	2,511	2,665	(154)
Legal and professional	1,235	1,426	(191)
Other operating expense	5,483	5,128	355

Total operating expenses	71,994	74,494	(2,500)
ORE (income) expense, net of ORE income	(454)	750	(1,204)
Provision for losses on ORE	1,700	272	1,428
Amortization of goodwill & premium on deposits	2,767	3,449	(682)

Total noninterest expense	$76,007	$78,965	$(2,958)

Selected Quarterly Financial Data

Selected unaudited quarterly financial information for the years ended December 31, 2003 and 2002 follows ($ in thousands except share data):

	2003 (1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$32,144	$32,395	$31,075	$31,659
Interest expense	13,742	13,924	12,735	12,200

Net interest income	18,402	18,471	18,340	19,459

Net income	1,936	1,563	4,943	1,732

Earnings per share-basic	0.17	0.13	0.38	0.13

Earnings per share-diluted	$0.17	$0.13	$0.37	$0.13

(1)	For the first, second and third quarters of 2003 the presentation of the results related to trust preferred securities was revised to eliminate the minority interest on subsidiary trust (net of tax) and reclassify that item as interest expense. Net interest income for the first, second and third quarters of 2003, as originally disclosed, was (in thousands), $19,076, $19,145, and $19,014, respectively. Net income for those periods was unchanged.

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$37,051	$36,438	$35,911	$33,845
Interest expense	18,183	16,599	15,753	14,698

Net interest income	18,868	19,839	20,158	19,147

Net income	1,246	1,403	1,606	524

Earnings per share-basic	0.11	0.13	0.14	0.05

Earnings per share-diluted	$0.11	$0.13	$0.14	$0.05

Liquidity

Liquidity represents our ability to meet our continuing funding needs, primarily loan growth, deposit withdrawals, and scheduled repayment of borrowings. Primary sources of liquidity for the Bank include the deposit-gathering capacity of our retail banking network and borrowings from the FHLB. The Bank also had available to it in 2003 secured borrowing lines utilizing our mortgage securities portfolio as collateral. In 2004, we added a $400.0 million federal funds line of credit from BB&T. The primary source of funds for the holding company is dividends from the Bank which the holding company relies on for its debt service obligations and to pay dividends to its shareholders. At January 1, 2004, the Bank had a $12.2 million retained net income surplus position for dividend payment purposes. The parent company also had $13.3 million of unrestricted cash available to it. Annual debt service requirements for the parent company are $2.6 million.

Statutory requirements of the State of Florida determine the amount of legal liquidity required to be held by the Bank. At December 31, 2003, the Bank’s liquidity ratio, calculated by dividing net cash and investments of $1.0 billion by net deposits and short-term liabilities of $2.5 billion, was 41.0% as compared to 37.5% at December 31, 2002. Net liquid assets were $807.4 million in excess of the amount required by Florida statutes.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management

The primary objective of interest rate risk management is to minimize the effects that changes in interest rates have on net interest income. This is accomplished through active management of asset and liability portfolios, including the timing of repricing of assets and liabilities and the optimum mix of assets and liabilities on the balance sheet. Management has formed an Asset/Liability Committee (“ALCO”) that meets periodically to monitor the loan, investment and liability portfolios and determine appropriate strategies to meet interest rate risk objectives. We manage interest rate risk primarily by changing the maturity distribution of our investment portfolio and emphasizing loan originations carrying variable interest rates tied to interest-sensitive indices. Additionally, the Bank may employ long-term fixed rate advances from the FHLB to improve the match between interest earning assets and interest bearing liabilities. The Bank does not currently utilize off-balance sheet hedging instruments such as interest rate swaps, caps, floors or other such financial derivatives.

One traditional measure of the mismatch of assets maturing or re-pricing within certain periods and liabilities maturing or re-pricing within the same period is the “gap” for such period. Controlling the maturity or re-pricing of an institution’s assets and liabilities in order to minimize interest rate risk is commonly referred to as gap management. “Positive gap” occurs, during a specific time period, when more of an institution’s assets are scheduled to re-price than its liabilities, so that barring other factors affecting interest income and expense, in periods of falling interest rates the institution’s interest income would decrease more rapidly than its interest expense, and in periods of rising interest rates the institution’s interest income would increase more rapidly than its interest expense. “Negative gap” occurs when more of an institution’s liabilities are scheduled to re-price than its assets, so that, barring other factors affecting interest income and expense, in periods of rising interest rates the institution’s interest expense would increase more rapidly than its interest income, and in periods of falling interest rates the institution’s interest expense would decrease more rapidly than its interest income. In addition to the traditional “gap” measurement, management also relies on the measurement of the duration of the balance sheet. Duration is determined by calculating the weighted average of the terms of future cash flows, where the present values of the cash flows are the weights. This provides the effective term of a series of cash flows, comparable to the term of a zero coupon (single cash flow) instrument and is a measure of the price sensitivity of an instrument with the price of a longer term instrument being more sensitive than that of a shorter term instrument.

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

The cumulative one-year gap at December 31, 2003, was a negative $341.0 million, or a negative 12.0% (expressed as a percentage of total assets). At the end of 2002 the cumulative one-year gap was a positive $12.3 million or a positive 0.5% of total assets. Also at year-end 2003, the duration of our assets was 2.03 years while the duration of our liabilities and equity was 1.97 years. (A duration of 8.0 years was assigned to non-interest bearing assets, non-interest bearing liabilities and equity accounts). At the end of 2002, asset duration was 1.73 years while liability/equity duration was 2.06 years.

The following table presents the maturities or re-pricing of interest earning assets and interest bearing liabilities at December 31, 2003. The balances shown have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating-rate assets are included in the period in which interest rates are next scheduled to adjust rather than their maturity dates. Fixed-rate loans are shown in the periods in which they are scheduled to be repaid according to contractual amortization and, where appropriate, prepayment assumptions, based on the coupon rates in the portfolio, have been used to adjust the repayment amounts. Re-pricing of time deposits is based on their scheduled maturities. Certain decay rate assumptions have been used for those deposits without contractual maturities. Based on these assumptions, the interest rate sensitivity of our balance sheet at December 31, 2003 would be as follows ($ in thousands):

	0-3 months		4-12 months		1-5 Years		Over 5 Years
	Amount	Yield/ Rate	Amount	Yield/ Rate	Amount	Yield/ Rate	Amount	Yield/ Rate
Interest earning assets:
Securities	$130,459	4.36%	$273,402	4.12%	$463,422	4.42%	$113,266	3.97%
Federal funds sold	18,000	0.78	—	—	—	—	—
Interest bearing deposits	1,147	1.30	—	—	—	—	—
FHLB stock	15,786	3.50	—	—	—	—	—	—
Loans	623,189	4.55	319,032	5.88	584,788	6.15	113,824	5.62

Total interest earning assets	788,581	4.38	592,434	4.97	1,048,210	5.16	227,090	3.6

Interest bearing liabilities:
Interest checking	$8,276	0.41%	$24,829	0.41%	$206,686	0.41%	$96	0.41%
Money market	341,170	1.81	151,155	0.90	56,845	0.90	—	—
Savings	5,648	0.80	16,945	0.80	151,742	0.80	—	—
Time deposits	206,133	2.30	778,272	2.70	228,318	3.70	—	—
FHLB advances	128,503	1.18	16,010	1.71	20,063	2.90	653	6.85
Outside borrowings	44,720	0.71	334	4.55	503	4.55	—	—
Holding company debt	—	—	—	—	—	—	28,750	9.10

Total interest bearing liabilities	734,450	1.75	987,545	2.31	664,157	1.75	29,499	9.02

Asset/liability gap ($ & %)	$54,131	1.91%	$(395,111)	(13.95)%	$384,053	13.56%	$197,591	6.98%

Cumulative asset/liability gap($ & %)	$54,131	1.91%	$(340,980)	(12.04)%	$43,073	1.52%	$240,664	8.50%

The following table shows the effect that the indicated change in interest rates would have on net interest income, as compared to a baseline forecast, for the next 12 months under a static interest rate scenario. Each change in interest rates is ramped pro rata over a 12 month time horizon. The resulting change in net interest income from the static baseline interest rate projection provides one measure of sensitivity in relation to changing interest rates, given the assumptions used in this process. The percentage change projected for net interest income from a static rate projection, assuming a rate shock ramped over a 12 month period, was as follows:

If interest rates:	Change-%
Increase 100 basis points	(2.50)%
Increase 200 basis points	(4.77)
Decrease 100 basis points	(1.26)
Decrease 200 basis points	(2.91)

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certain information required by this item is included in Item 7. of Part II of this report under the heading “Selected Quarterly Financial Data” and is incorporated into this item by reference. All other information required by this item is included in Item 15. of Part IV of this report and is incorporated into this item by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 16, 2002, our board of directors determined that it would not engage Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors and on June 14, 2002, engaged Deloitte & Touche LLP (“Deloitte & Touche”) to serve as the independent auditors for the fiscal year ending December 31, 2002. The Arthur Andersen dismissal and the Deloitte & Touche engagement were recommended by the Directors’ Audit Committee, approved by the board of directors and became effective immediately.

Arthur Andersen’s reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2001 and December 31, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the interim period from December 31, 2001 through April 16, 2002 and for the 2001 and 2000 fiscal years, there were: (1) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused Arthur Andersen to make a reference to the subject matter of the disagreements in connection with Arthur Andersen’s reports on our financial statements for such periods and (2) no reportable events as defined in Item 304(a)(1)(y) of Regulation S-K.

We previously provided Arthur Andersen with a copy of the foregoing disclosures, and a letter from Arthur Andersen confirming its agreement with these disclosures was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 16, 2002, which is incorporated by reference.

During the interim period from December 31, 2001 through April 16, 2002, and for the 2001 and 2000 fiscal years, we did not consult with Deloitte & Touche on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be a reportable event as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rules 13(a)-15 and 15(d)-15 under the Exchange Act (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as defined in Rule 13(a)-15 and 15(d)-15 under the Exchange Act (“Disclosure Controls”). Based on the Evaluation, our CEO and CFO concluded that, subject to the limitations noted herein, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic SEC reports.

Changes in Internal Controls

There has not been any change in our internal control over financial reporting identified in connection with the Evaluation that occurred during the year ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, those controls.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 are the certifications of the CEO and the CFO, respectively. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

The following sets forth the name, age, tenure and background for each director (the directors of the Company and the Bank are identical):

William C. Ballard (66, director since 1999) – Affiliated with the law firm of Fisher & Sauls, P.A. since 1979: Counsel to the firm since December 2003, Senior Counsel from 2002 to 2003 and shareholder, director and officer from 1979 to 2002; Trustee and former Chairman of Children’s Health Systems, Inc., a Florida non-profit corporation and parent company of All Childrens Hospital since 1991.

Marla M. Hough (46, director since 1995) - President of Hough Engineering, Inc., an engineering consulting firm, Bradenton, Florida from March 1997; Vice President of Bishop & Associates, Bradenton, Florida, an engineering, planning and surveying firm, from 1992 to February 1997.

William R. Hough (77, director since 1995) - Chairman of the Company since July 23, 1999. Consultant with RBC Dain Rauscher, Inc. since February 2004. Chairman Emeritus of William R. Hough & Co. Investment Bankers of St. Petersburg, Florida, from 1962 through February 27, 2004; Chairman of WRH Income Properties and its subsidiary WRH Mortgage, Inc. (“WRH Mortgage”), St. Petersburg, Florida, since May 1993; President of Royal Palm Center II, Inc., Port Charlotte, Florida, since September 1991.

William R. Klich (59, director since 2000) - President and Chief Executive Officer of the Company since March 15, 2000; Chairman and Chief Executive Officer of the Bank since July 16, 2002; President and CEO of the Bank from March 15, 2000 to July 15, 2002; Chairman and CEO of SunTrust Bank/Gulf Coast from 1996 to March, 2000; regional corporate banking executive of SunTrust Bank/Gulf Coast of Florida from 1993 to 1996; President and CEO of Coast Bank, Sarasota, Florida, from 1990 to 1993 when acquired by SunTrust Bank of Florida.

William J. Morrison (71, director since 1995) - C.P.A. with Carter, Belcourt & Atkinson, P.A. since July 1, 2001; President of William J. Morrison & Company, P.A., Tampa, Florida, a certified public accounting firm, from June 1, 1995 to July 1, 2001; President of Morrison & Delarbre, P.A., a certified public accounting firm, from June 1, 1974 to May 31, 1995.

Adelaide A. Sink (55, director since 2001) - President, Florida Banking Group, Bank of America, from June, 1998 until June 2000; President, Private Banking, Nationsbank of Florida, from January, 1998 until June, 1998; President, Florida Banking, Nationsbank of Florida, from November, 1993 until January, 1998; Director, First Advantage Corporation.

Charles J. Thayer (60, director since 2000) - Chairman and Managing Director of Chartwell Capital, Ltd., a private NASD member investment firm, since 1989; Advisory Board, American Association of Bank Directors, Bethesda, Maryland; Advisory Director of the Louisville Community Development Bank, Louisville, Kentucky; Board of Directors of Cogeneration Corporation of America, Minneapolis, Minnesota, from April 1996, until the sale of the company in December 1999; Board of Directors of Sunbeam Corporation from October 1990 until April 1997, serving as Chairman of the Board and interim Chief Executive Officer from January 1993 until August 1993 and as Vice Chairman from April 1996 until August 1996; Trustee of Cystic Fibrosis Foundation since 1980 and currently Vice Chairman of the Foundation and Chairman of the Board of Cystic Fibrosis Services.

Senior Executive Officers of the Company and Bank

The following list sets forth the name and age of each executive officer of the Company or the Bank as of December 31, 2003, and all positions held by each such officer (and the period each such position has been held), a brief account of each such officer’s business experience during the past five years and certain other information:

William R. Klich (59) – Mr. Klich has served as Director of the Bank, President and Chief Executive Officer of the Company and the Bank from March 2000 to June 2002. As of June 2002, Mr. Klich serves as Chairman of the Board for the Bank and Chief Executive Officer of the Company and the Bank. He was previously employed as Chairman and CEO of SunTrust Bank/Gulf Coast from 1996 to March, 2000, regional corporate banking executive of SunTrust Bank/Gulf Coast from 1993 to 1996 and President and CEO of Coast Bank, F.S.B. from 1990 to 1993. He has more than 33 years of commercial banking experience.

J. Kenneth Coppedge (49) - President and Chief Operating Officer, Mr. Coppedge joined Republic Bank in June 2002. He most recently spent 17 years with Wachovia Bank, N.A., in various roles including serving as President of Florida Banking prior to Wachovia’s merger with First Union. Spanning more than 22 years, his banking career also includes service at First Atlanta Bank and First National Bank of Birmingham, Alabama.

William R. Falzone (56) - Mr. Falzone has served as our Treasurer since March 1996 and Executive Vice President and Chief Financial Officer of the Bank since February 1994. Before joining the Company, he was a Senior Consultant for Stogniew and Associates, a nationwide consulting firm and was employed at Florida Federal Savings Bank from 1983 through 1991 where he served as Director of Financial Services. He has more than 27 years of banking experience and is a certified public accountant.

Gilbert K. Grass (57) – Executive Vice President and Corporate Services Manager, Mr. Grass joined Republic Bank in October, 2002. Mr. Grass has over 30 years of experience in bank operations and technology with Barnett Banks, and Bank of America. Before joining Republic Bank, he was Executive Vice President of Operations and Technology at Mercantile Bank, St. Petersburg, Florida.

E. Carl Goff (51) - Executive Vice President and Commercial Real Estate Manager, Mr. Goff joined Republic Bank in April 2000 as Senior Vice President of Commercial Real Estate. He has over 20 years of commercial real estate lending experience. Mr. Goff previously served with Barnett and SunTrust Banks.

Mauro A. Harto (43) - Executive Vice President of the Bank and Residential Lending Manager since May of 2000. Mr. Harto formerly was with SunTrust Bank in Sarasota, Florida, from 1995-2000 where he served as Executive Vice President/Residential Lending Division Manager. He has over 18 years experience in all areas of mortgage production and mortgage operations.

Timothy J. Little (43) - Executive Vice President and Chief Credit Officer since September 2000. Mr. Little was Senior Vice President and West Coast Executive/Corporate Services for Huntington National Bank for two and one-half years. Previously, Mr. Little held numerous management, lending and credit administration positions with Barnett Bank for 12 years.

Rita J. Lowman (50) - Executive Vice President and Retail Line of Business Manager, has served in her present position with us since November 2000. Ms. Lowman joined Bank of America in 1985 and held various lines, administrative and managerial positions including most recently, Consumer Executive/Senior Vice President of Southwest Florida. Ms. Lowman has 27 years of banking experience.

Thomas A. Mann (46) – With 16 years of experience, Mr. Mann joined Republic Bank as Secretary and General Counsel to the Bank in August 2002. For the previous nine years, Mr. Mann was part of the in-house legal department with SunTrust Bank in Orlando and Tampa, providing legal advice in a number of areas including, among other areas, commercial lending, collections, special assets and operational matters.

Ruena H. (Rudi) Thompson (42) – Executive Vice President, Director of Human Resources since joining the Bank in March 2001. Prior to joining the Bank, Ms. Thompson was with SunTrust Banks, Inc. for 10 years where she held Human Resources Director positions for several unit banks. Her final position was Corporate First Vice President, Human Resources Relationship Manager for the Central Florida Region. The remainder of her 16 years of Human Resource experience was in compact disc and pulp and paper manufacturing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act generally requires our executive officers, directors, and persons owning more than 10% of a registered class of our equity securities to file beneficial ownership reports with the SEC. A review of reports filed by those persons in 2003 pursuant to Section 16(a) of the Securities Exchange Act indicated that our executive officers, directors and shareholders with more than 10% ownership had fully complied with all Section 16(a) filing requirements.

Code of Ethics for Senior Financial Officers

The Company and the Bank have adopted a Code of Ethics for Senior Financial Officers (the “Code”), including the CEO and the CFO. The Code establishes, among other things, the Company’s policies and standards designed to deter wrongdoing and to promote honest and ethical conduct, including handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations and prompt internal reporting violations of the code. The Corporate Counsel and the Internal Audit Department are charged with responsibility for monitoring compliance with the Code and they report their findings periodically to the Directors’ Audit Committee. A copy of the Code is available on our Internet website at www.republicbankfl.com.

Audit Committee Membership and Report

The members of the Audit Committee include Mr. Morrison (Chairman), Mr. Ballard, Ms. Hough and Mr. Thayer. The Board of Directors has determined that each member of the Audit Committee is “independent” within the meaning of Rule 4200(a) (15) of the Nasdaq Stock Market, Inc. and within the meaning of applicable regulations of the Securities and Exchange Commission regarding the independence of audit committee members.

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors, and risk assessment and risk management. Additionally, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement, annually reviews the Audit Committee charter, appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements, and reviews our internal controls and procedures. The Audit Committee works closely with management, as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for outside legal, accounting or other advisors, as the Audit Committee deems necessary, to carry out its duties.

The Board of Directors has determined that Mr. Morrison and Mr. Thayer are “audit committee financial experts”, as defined under applicable SEC and Nasdaq rules. The Board’s affirmative determination was based, among other things, upon (1) Mr. Morrison’s extensive experience as a licensed certified public accountant in good standing in the state of Florida, and (2) Mr. Thayer’s status and experience as a former chief financial officer and current investment banker associated with firms in the banking industry.

Report of the Audit Committee

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors, and risk assessment and risk management. The Audit Committee manages our relationship with our independent auditors (who report directly to the Audit Committee) and has the authority to obtain advice and assistance from outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. It may receive appropriate funding from the Company, as determined by the Audit Committee, for such advice and assistance.

The management of the Company and the Bank have primary responsibility for preparing the Company’s financial statements and for the Company’s financial reporting process. The independent auditors, Deloitte & Touche LLP, are responsible for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles. In this context, the Audit Committee hereby reports as follows:

1. The Audit Committee has reviewed and discussed the audited financial statements with management of the Company and the Bank.

2. The Audit Committee has discussed with the independent auditors the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards, AU § 380), SAS 99 (Consideration of Fraud in a Financial Statement Audit) and Securities and Exchange Commission rules discussed in Final Releases Nos. 33-8183 and 33-8183a.

3. The Audit Committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees”) and has discussed with the independent auditors the independent auditors’ independence.

4. Based on the review and discussion referred to in paragraphs (1) through (3) above, the Audit Committee recommended to the Board, and the Board has approved, that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for filing with the Securities and Exchange Commission.

The undersigned members of the Audit Committee have submitted this Report to the Board of Directors:

Audit Committee:	Mr. William Morrison (Chairman), Mr. William Ballard,
Ms. Marla Hough & Mr. Charles Thayer

Item 11. EXECUTIVE COMPENSATION

Set forth are certain data and information regarding the compensation and benefits provided in 2003 to the CEO and the four other most highly compensated executive officers other than the CEO whose annual salaries and bonuses exceeded $100,000 during 2003 (collectively, these officers and the CEO are referred to as the “Named Executive Officers”). Any Named Executive Officers who also serve as officers of the Company do not receive compensation other than that paid by the Bank; accordingly, the only executive compensation information provided for the Named Executive Officers is compensation paid to them by the Bank. The disclosure requirements for the Named Executive Officers include the use of tables and other textual descriptions that together show the total cash and other compensation received by them for the periods indicated. During 2003, there were eight executive officers in addition to the CEO whose annual salary and bonuses exceeded $100,000.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards & Payouts			(i)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Positions	Year	Salary ($)	Incentive Awards (1) ($)	Other ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs	LTIP Pay-outs ($)	All Other Compen- sation (2) ($)
William R. Klich Chairman & Chief Executive Officer	2003 2002 2001	410,470 309,192 269,783	200,000 118,575 100,000	— — —	— — —	— 25,000 25,000	— — —	8,806 19,481 3,139

J. Kenneth Coppedge President & Chief Operating Officer (3)	2003 2002 2001	262,833 160,988 N/A	94,000 47,800 N/A	— — N/A	— — N/A	— 50,000 N/A	— — N/A	3,998 166 N/A

William R. Falzone Exec. Vice Pres. & Chief Financial Officer	2003 2002 2001	160,468 155,460 144,845	88,000 50,400 50,000	— — —	— — —	— 15,000 2,500	— — —	5,748 5,383 2,456

Timothy J. Little Exec. Vice Pres. & Chief Credit Officer	2003 2002 2001	165,334 155,880 151,048	68,000 50,000 33,478	— — —	— — —	— 10,000 1,500	— — —	6,135 5,385 1,283

Rita J. Lowman Exec. Vice Pres. & Retail Line of Business Manager	2003 2002 2001	155,272 149,769 140,310	46,350 45,600 50,000	— — —	— — —	— 10,000 2,500	— — —	2,936 2,452 1,364

(1)	Incentive awards for 2003, 2002 and 2001 were paid in January 2004, 2003 and 2002, respectively.
(2)	Represents matching contributions by the Bank pursuant to the Republic Bank Employee Savings Plan and Trust and premiums paid on group term life.
(3)	Mr. Coppedge’s employment with the bank did not begin until 2002.

Option Grants in Last Fiscal Year

There were no option awards made to the Named Executive Officers during 2003.

Director Compensation

All of our directors are also directors of the Bank. In 2003, the Bank paid each director, other than directors who are also executive officers or employees, an annual retainer fee of $1,000 per month and a fee of $1,500 for attendance at Board meetings. A fee of $1,000 per meeting was paid to directors serving on the Audit Committee ($1,500 per meeting to the Chairman of the Audit Committee) and $750 was paid to directors for other committee meetings attended ($1,125 per meeting to the Chairman of the Directors’ Loan Committee). Our directors participate in a non-qualified stock option program but there were no option grants to directors in 2003. Lastly, our directors participate in a supplemental retirement plan under which they would receive, upon retirement, an annual retirement benefit of $15,000 for a period of 10 years.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors of the Bank (the “Compensation Committee”) is composed of Messrs. Hough (Chairman), Morrison, Ballard and Ms. Hough. No member of the Compensation Committee is currently or was formerly an officer or an employee of the Company or the Bank. There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934, as amended. The members of the Compensation Committee have filed the following report on their activities during 2003:

Report of the Compensation Committee

1. Compensation Policy and Objectives - The objective of the Compensation Committee is to establish incentives for executives and other senior officers to achieve and maintain the optimum short-term and long-term operating performance, to link executive and stockholder interests through equity-based plans, and to provide a compensation package that recognizes individual contributions as well as overall business results. The Compensation Committee believes that policy guidelines governing compensation of executive officers and others should be directly linked to operating performance because achievement of performance objectives over time is the primary determinant of share price.

2. Performance Measurement - Annually, the Board of Directors approves an operating plan for the coming year which sets forth specific financial objectives. Throughout the year, management reports to the Board on its progress toward meeting those objectives and the Compensation Committee evaluates management’s success in achieving the Bank’s overall goals when making its compensation decisions.

3. Executive Salary and Performance Incentive Administration - The Compensation Committee reviews operating results for the fiscal year, the operating plan for the coming year, and any unusual individual accomplishments, taking into consideration economic conditions and other external events that affect operations. Based on this examination, salary guidelines are promulgated for the coming year. In 2003, those guidelines provided for an aggregate overall increase of not greater than four percent (4%) over the prior year. In setting individual base salaries of senior officers, the responsibilities of the position are compared to similar positions in the competitive marketplace. Salary ranges for other employees are determined by evaluating the employee’s level of supervisory authority and technical expertise, among other things, and comparing the employee’s function to a survey of similar functions at other financial institutions. The Board has also established a performance incentive program, under which a cash performance incentive is paid to qualifying employees based on the extent to which both corporate goals and individually measurable objectives are met. The Compensation Committee believes that the salary ranges and performance incentive structure for its employees is comparable to that of other similar-sized financial institutions.

4. Deduction Limit – In its salary administration review, the Compensation Committee takes into consideration the applicability of certain federal income tax provisions regarding deductibility of executive salary expense. They determined that there was not a risk of losing deductions under Section 162(m) of the Internal Revenue Code, which generally establishes, with certain exceptions, a $1 million deduction limit on executive compensation for all publicly-held companies.

5. Stock Options - Executive officers and other persons designated by the Compensation Committee also are eligible to participate in our 1995 Stock Option Plan, which is intended to assist in securing and retaining quality employees by allowing them to participate in the ownership and growth of the Bank through the granting of stock options and stock appreciation rights. There is no specific formula that the Compensation Committee uses to determine which officers should be granted options or the timing and amounts of the options that are granted. The Compensation Committee does evaluate an employee’s relative degree of influence over results of operations in the awarding of stock options.

6. Evaluation of Compensation to the CEO - The Compensation and Strategic Planning Committees jointly review and evaluate the performance of the CEO, with the Compensation Committee assigned responsibility for recommending changes in compensation. The Compensation Committee submits its recommendation for CEO compensation to the full board; any Bank officers serving as directors are absent from such deliberations. In setting the 2003 base salary and incentive compensation for William R. Klich, the Compensation Committee reviewed overall financial performance during the year, considering all factors including return on equity, net income, earnings per share, asset quality and growth, liquidity, quality of the management team recruited by Mr. Klich and regulatory relations. The Compensation Committee also took into consideration Mr. Klich’s individual performance and direct contribution during 2003 in addition to market levels of compensation for this position. Based on its assessment of these factors, the Compensation Committee determined that the CEO’s base salary for 2003 should be $398,000 and his performance incentive should be $200,000. The 2003 base salary levels and performance incentives for the remaining Named Executive Officers were based on similar criteria and considerations as well as the recommendations of the CEO to the Committee.

7. Summary - In summary, the Compensation Committee believes that the overall executive compensation program is adequately designed and implemented to meet the policy objectives set forth. The Compensation Committee periodically monitors program guidelines and reserves the right to makes adjustments when it deems necessary.

The undersigned members of the Compensation Committee have submitted this report to the Board of

Directors:	Compensation Committee:	Mr. William R. Hough (Chairman), Mr. William Ballard,
Mr. William Morrison & Ms. Marla Hough

Employment Contracts

The Bank has entered into employment contracts with certain of its senior executive officers, including the Named Executive Officers, that provide them with severance benefits under certain circumstances, including a change of control (defined as the transfer within a one week period of more than 50% of the outstanding shares of common stock of the Company or the Bank to a person or persons not controlled directly or indirectly by the non-transferring shareholders of the Company or the Bank).

Employment contracts with William R. Klich, J. Kenneth Coppedge and William R. Falzone expire on March 15, 2006. Their agreements provide them with a severance benefit equal to the greater of the difference between their base annual salary accruing between the date of involuntary termination and the expiration of the agreement or two times their annual salary, if involuntarily terminated for reasons other than for cause (defined to include, among other things, death, physical or mental instability or incapacity to perform essential elements of the job, personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, and willful violation of any law, rule, or regulation). If involuntarily terminated following a change of control, each executive will receive a severance benefit equal to three times their base salary plus a pro-rated performance incentive for that year. To the extent that payments under their agreements cause them to have excise taxes imposed pursuant to Section 280G of the Code, they will be compensated for such excise taxes.

Agreements with the other two Named Executive Officers, Timothy J. Little and Rita J. Lowman, provide them with a severance benefit equal to two times their base annual salary plus a pro-rated performance incentive for that year if involuntarily terminated within one year following a change of control for reasons other than for cause. In addition, they would be compensated for any excise taxes payable.

[Balance of page intentionally left blank]

Performance Graph

The graph on the following page compares the monthly, cumulative total return on our common stock from 1998 through 2003 with the Nasdaq Stock Index, an average of all stocks traded on Nasdaq and the Nasdaq Bank Index, which includes only banks traded on Nasdaq. Indices are as follows, using 1998 as the base year:

Description	1998	1999	2000	2001	2002	2003
Republic Bancshares, Inc.	100	70	45	67	84	87
Nasdaq Index	100	155	206	111	85	93
Nasdaq Bank Index	100	100	94	114	128	138

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table lists, as of the most recent report filed, each holder of record of our common stock who is known by us to be a beneficial owner of more than five percent of the outstanding shares of the Common Stock. Information relating to beneficial ownership of the Common Stock is based upon reports furnished by each person using beneficial ownership rules set forth by the SEC. Under those rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose or to direct the disposition of such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Due to the pending agreement with BB&T for the acquisition of the Company, all outstanding stock options are deemed to be exercisable within 60 days. At December 31, 2003, the total beneficial ownership included 13,279,579 shares of the Common Stock issued and outstanding and 717,525 shares from exercise of options on our common stock.

Amount and Nature of Beneficial Ownership:

Name & Address of Beneficial Owner	Common Stock	Stock Options	Total Shares	Percent of Class
William R. Hough (1) 100 Second Avenue South St. Petersburg, FL 33701	4,422,007	10,765	4,432,772	31.7%

(1)	This beneficial ownership does not include shares of our common stock that are owned by the adult children and grandchildren of Mr. Hough, where those holdings are not deemed to be beneficially owned by Mr. Hough.

[Balance of page intentionally left blank]

Security Ownership of Management

The following table lists, as of December 31, 2003, the amount and percentage of our common stock held by each individual director and Named Executive Officer, and the directors and Named Executive Officers as a group (including shares that could be acquired upon exercise of stock options):

Amount and Nature of Beneficial Ownership

Name	Common Stock	Stock Options	Total Shares	Percent of Class
DIRECTORS:
William C. Ballard	15,005	15,665	30,670	Less than 1%
Marla M. Hough	1,000	18,265	19,265	Less than 1%
William R. Hough (1)	4,422,007	10,765	4,432,772	31.7%
William R. Klich	4,000	153,000	157,000	1.1%
William J. Morrison	76,827	20,665	97,492	Less than 1%
Adelaide S. Sink	6,500	8,165	14,665	Less than 1%
Charles J. Thayer	25,000	10,665	35,665	Less than 1%

TOTAL – DIRECTORS	4,550,339	237,190	4,787,529	34.2%

NAMED EXECUTIVE OFFICERS:
J. Kenneth Coppedge	2,000	50,000	52,000	Less than 1%
William R. Falzone	12,155	42,745	54,900	Less than 1%
Timothy J. Little	—	19,000	19,000	Less than 1%
Rita J. Lowman	8,000	18,500	26,500	Less than 1%

TOTAL - NAMED EXECUTIVE OFFICERS	22,155	130,245	152,400	1.1%

ALL DIRECTORS AND NAMED EXECUTIVE OFFICERS AS A GROUP (2)	4,572,494	367,435	4,939,929	35.3%

(1)	This beneficial ownership does not include shares of our common stock owned by the adult children or grandchildren of Mr. Hough, where those holdings are not deemed to be beneficially owned by Mr. Hough.
(2)	At December 31, 2003, the shares beneficially owned by all directors and executive officers (not limited to those included as Named Executive Officers) were 4,988,929 or 35.6% of total.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Compensation Committee is currently composed of Messrs. Hough (Chairman), Morrison, Ballard and Ms. Hough. Mr. Hough serves as Chairman of the Company but is not compensated for serving in that capacity. No other member of the Compensation Committee is currently or was formerly an officer or an employee of the Company or the Bank. There are no Compensation Committee interlocks and no insider participation in compensation decisions that are required to be reported under the rules and regulations of the Securities Exchange Act of 1934, as amended. For additional information about transactions with companies that are affiliates of any members of the board of directors or the executive officers of the Company or the Bank, see Note 17. “Related Party Transactions” of the Notes to the Consolidated Financial Statements.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte & Touche, LLP, for the audit of the Company’s consolidated financial statements for the years ended December 31, 2003 and 2002, and fees billed for other services rendered by Deloitte & Touch, LLP, during those periods ($ in thousands):.

	Years Ended December 31,
	2003	2002
Audit fees	$300,000	$276,600
Audit-related fees (1)	—	33,480
Tax fees (2)	10,550	19,500
All other fees	24,840	33,484

Total	$335,390	$363,064

(1)	Audit-related fees are defined to include assurance and related services. There were none in 2003; services in 2002 were for audit-related review of trading asset valuations.
(2)	Tax fees in both 2003 and 2002 primarily related to advice and assistance for review and filing of federal and state income tax returns.

The Directors’ Audit Committee is responsible for the appointment, compensation and oversight of the work of the independent auditors and approves in advance any services to be performed by the independent auditors, whether audit-related or not. The Directors’ Audit Committee reviews each proposed engagement to determine whether the provision of services is compatible with maintaining the independence of the independent auditors. All of the fees shown above were pre-approved by the Directors’ Audit Committee.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report at pages 50 through 82.

1.	Consolidated Financial Statements of Republic Bancshares, Inc. (including all required schedules):

a.	Independent Auditor’s Report;

b.	Consolidated Balance Sheets at December 31, 2003 and 2002;

c.	Consolidated Statements of Operations, Stockholders’ Equity, Comprehensive Income (Loss), and Cash Flows for years ended December 31, 2003, 2002, and 2001;

d.	Notes to Consolidated Financial Statements

2.	Reports on Form 8-K, filed during the year for which this report is filed:

a.	Report on Form 8-K, dated and filed April 24, 2003, - disclosed the issuance of a press release relating to the Company’s earnings for the quarter ended March 31, 2003:

b.	Report on Form 8-K, dated and filed August 1, 2003, - disclosed the issuance of a press release relating to the Company’s earnings for the quarter ended June 30, 2003;

c.	Report on Form 8-K, dated and filed October 20, 2003, - disclosed the issuance of a press release relating to the Company’s earnings for the quarter ended September 30, 2003;

d.	Report on Form 8-K, dated November 7, 2003 and filed November 10, 2003, - disclosed a reversal of an accounting pronouncement which required the Company to revise its earnings release for the quarter ended September 30, 2003

e.	Report on Form 8-K, dated and filed December 5, 2003, - disclosed the Agreement and Plan of Reorganization, which contemplates the merger of Republic with and into BB&T.

3.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Republic Bancshares, Inc. and BB&T Corporation dated as of December 1, 2003

3.1	Amended and restated Articles of Incorporation of Republic (1)

3.2	By-Laws of Republic (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Indenture dated as of December 18, 1996, among Republic and Southtrust Bank of Florida, N.A. as Trustee, including the form of specimen 6% convertible subordinated debenture (2)

4.3	Republic’s 1995 Stock Option Plan, as amended (3)

4.4	Form of Indenture, among Republic and Wilmington Trust Company, as Trustee, including the form of specimen junior subordinated debenture (4)

4.4	Indenture, dated as of September 17, 1999, between Republic and U.S. Trust Bank National Associated, as Trustee (5)

4.5	Indenture, dated as of May 8, 2001, among Republic and U.S. Trust Bank National Association, as Trustee, including the form of 7% convertible subordinated debenture (6)

10.1	Trust Agreement, dated as of May 29, 1997, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.2	Form of Amended and Restated Trust Agreement, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.3	Employment agreement(s) between Republic Bank and the Named Executive Officers

12.1	Ratio of Earnings to Fixed Charges (6)

14.1	Code of Ethics

16.1	Letter re: Change in Certifying Accountant (8)

21.1	List of Subsidiaries (7)

23.1	Independent Auditors’ Consent

23.2	Explanation concerning absence of current written consent of Arthur Andersen LLP

24.1	Power of Attorney (see signature page)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Republic’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995
(2)	Incorporated by reference to Republic’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-32151, filed October 31, 1997
(3)	Incorporated by reference to Republic’s Registration Statement on Form S-8, filed March 3, 1999
(4)	Incorporated by reference to Republic’s Registration Statement on Form S-2, File Nos. 333-28213 and 333 -2813-01, filed May 30, 1997
(5)	Incorporated by reference to Republic’s Registration Statement on Form S-3, filed November 18, 1999
(6)	Incorporated by reference to Republic’s Registration Statement on Form S-3, File No. 333-101672, filed December 5, 2002
(7)	Incorporated by reference to Republic’s Annual Report on Form 10-K/A, filed April 13, 1998
(8)	Incorporated by reference to Republic’s current report on Form 8-K, filed April 25, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of

  Republic Bancshares, Inc.:

We have audited the accompanying consolidated balance sheets of Republic Bancshares, Inc. (a Florida Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Republic Bancshares, Inc. for the year ended of December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 28, 2002.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Republic Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, in 2003, the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure (an amendment of FASB Statement No. 123).” Also in 2003, the Company changed its method of accounting for its trust preferred subsidiary to conform to FASB Interpretation No. 46 (revised December 2003) – “Consolidation of Variable Interest Entities”. In 2002, the company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Tampa, Florida

March 8, 2004

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

/s/    ARTHUR ANDERSEN LLP

Tampa, Florida,

January 28, 2002

Note: This is a copy of the Audit Report previously issued by Arthur Andersen LLP in connection with Republic’s filing on Form 10-K for the fiscal year ended December 31, 2001 and 2000. This Audit Report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 31, 2003. For further discussion, see Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 31, 2003 of which this report forms a part.

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data)

	December 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$85,425	$51,162
Interest bearing deposits in banks	1,146	14,061
Federal funds sold	18,000	11,588

Cash and cash equivalents	104,571	76,811
Securities:
Available for sale	971,222	820,108
Trading	9,329	7,815
FHLB stock	15,786	15,261
Loans held for sale	4,233	37,416

Loans	1,636,598	1,475,869
Allowance for loan losses	(19,007)	(27,987)

Net loans	1,617,591	1,447,882

Premises and equipment, net	36,631	38,508
Other real estate owned, net	956	16,787
Accrued interest receivable	10,042	10,622
Goodwill	2,726	2,726
Premium on deposits	12,863	15,630
Other assets	46,171	36,783

Total assets	$2,832,121	$2,526,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits-
Noninterest bearing checking	$193,662	$162,716
Interest checking	239,888	204,743
Money market	549,169	393,823
Savings	174,334	180,435
Time deposits	1,212,723	1,127,999

Total deposits	2,369,776	2,069,716
Securities sold under agreements to repurchase and other borrowings	45,557	30,913
FHLB advances	165,229	172,240
Capital securities	28,750	—
Convertible subordinated debt	—	29,332
Other liabilities	10,940	11,714

Total liabilities	2,620,252	2,313,915

Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company	—	28,750

Stockholders’ equity:
Common stock ($2.00 par, 20,000,000 shares authorized, 13,279,579 and 11,398,059 shares issued and outstanding at December 31, 2003 and December 31, 2002, respectively)	26,559	22,796
Capital surplus	157,632	129,860
Unamortized stock-based compensation	(513)	—
Retained earnings	32,135	22,418
Accumulated other comprehensive income (loss)	(3,944)	8,610

Total stockholders’ equity	211,869	183,684

Total liabilities and stockholders’ equity	$2,832,121	$2,526,349

The accompanying notes are an integral part of these consolidated balance sheets

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
INTEREST INCOME:
Loans	$93,088	$101,214	$124,015
Securities	33,363	40,921	34,712
Federal funds sold & other investments	822	1,110	6,621

Total interest income	127,273	143,245	165,348

INTEREST EXPENSE:
Deposits	44,994	60,467	92,796
Securities sold under agreement to repurchase & other borrowings	253	460	1,349
FHLB advances	3,572	2,161	426
Capital securities	2,698	—	—
Holding company debt	1,084	2,145	2,215

Total interest expense	52,601	65,233	96,786

NET INTEREST INCOME	74,672	78,012	68,562
PROVISION (CREDIT) FOR LOAN LOSSES	(2,187)	5,350	16,150

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	76,859	72,662	52,412

NONINTEREST INCOME:
Service charges on deposit accounts	6,832	6,285	7,714
Loan service fees	(1,470)	(1,955)	2,208
Other loan fee income	2,007	2,673	3,689
Gains on loans & securities, net	9,457	4,933	2,282
Gains on sale of branches	—	—	4,483
Other operating income	1,567	1,940	2,653

Total noninterest income	18,393	13,876	23,029

NONINTEREST EXPENSES:
Salaries and employee benefits	40,891	38,164	38,557
Net occupancy expense	12,683	14,474	13,362
Advertising and marketing	1,573	888	1,640
Data & item processing fees and services	6,518	6,289	7,387
Loan collection costs	680	1,035	2,016
Other operating expenses	11,196	11,144	11,532
ORE expense, net	3,065	1,246	1,022
Amortization of goodwill	—	—	477
Amortization of premium on deposits	2,767	2,767	2,972

Total noninterest expenses	79,373	76,007	78,965

Income (loss) before income taxes & minority interest	15,879	10,531	(3,524)
Income tax expense (benefit)	5,704	4,068	(1,310)

Income (loss) before minority interest	10,175	6,463	(2,214)
Minority interest in income from subsidiary trust, net of tax	—	(1,684)	(1,684)

NET INCOME (LOSS)	$10,175	$4,779	$(3,898)

PER SHARE DATA:

Net income (loss) per common share – basic	$0.82	$0.42	$(0.37)

Net income (loss) per common & common equivalent share – diluted	$0.81	$0.42	$(0.37)

Weighted average common shares outstanding – basic	12,354,750	11,372,461	10,955,118

Weighted average common & common equivalent shares outstanding – diluted	12,541,727	11,465,809	10,955,118

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands)

	Common Stock			Capital Surplus	Unamortized Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
	Preferred Stock	Shares Issued	Amount
Balance, December 31, 2000	$1,500	10,555,989	$21,112	$128,735	$—	$21,669	$(675)	$172,341
Net loss	—	—	—	—	—	(3,898)	—	(3,898)
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	—	3,346	3,346
Exercise of stock options	—	29,350	59	299	—	—	—	358
Conversion of preferred stock	(1,500)	750,000	1,500	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	—	(132)	—	(132)
Other, net	—	—	—	22	—	—	—	22

Balance, December 31, 2001	—	11,335,339	22,671	129,056	—	17,639	2,671	172,037
Net income	—	—	—	—	—	4,779	—	4,779
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	—	5,939	5,939
Exercise of stock options	—	62,720	125	701	—	—	—	826
Other, net	—	—	—	103	—	—	—	103

Balance, December 31, 2002	—	11,398,059	22,796	129,860	—	22,418	8,610	183,684
Net income	—	—	—	—	—	10,175	—	10,175
Change in fair value of available for sale securities, net of tax effect	—	—	—	—	—	—	(12,554)	(12,554)
Issuance of stock options	—	—	—	692	(513)	—	—	179
Conversion of subordinated debt	—	1,794,835	3,590	25,763	—	—	—	29,353
Exercise of stock options	—	86,685	173	1,162	—	—	—	1,335
Dividends paid	—	—	—	—	—	(458)	—	(458)
Other, net	—	—	—	155	—	—	—	155

Balance, December 31, 2003	$—	13,279,579	$26,559	$157,632	$(513)	$32,135	$(3,944)	$211,869

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

($ in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Net income (loss)	$10,175	$4,779	$(3,898)
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities:
Unrealized holding gains (losses) during the period, net of taxes	(10,357)	7,799	6,653
Less reclassification adjustment for gains realized in net income (loss), net of taxes	(2,197)	(1,860)	(3,307)

Net unrealized gains (losses)	(12,554)	5,939	3,346

Comprehensive income (loss)	$(2,379)	$10,718	$(552)

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	For the Years Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$10,175	$4,779	$(3,898)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Provision (credit) for loan losses and ORE allowance	(1,802)	7,050	16,421
Depreciation of property and equipment and amortization of goodwill & premium on deposits	8,035	9,221	9,464
Amortization of loan premiums / discounts & MSRs	(2,900)	(699)	1,146
(Gain) on sale of loans and securities, net	(9,457)	(4,933)	(2,282)
(Gain)/loss on sale of other real estate owned	1,740	(1,750)	17
(Capitalization) of mortgage servicing	—	—	(923)
(Gain) on sale of branches	—	—	(4,483)
Loss on disposal of premises and equipment	326	91	255
Deferred income tax provision (benefit)	10,195	(1,881)	(4,612)
Net (increase) in other assets	(16,769)	(3,972)	(3,767)
Stock-based compensation	179	—	22
Net (decrease)/increase in other liabilities	(774)	(793)	1,275

Net cash provided by (used in) operating activities	(1,052)	7,113	8,635

INVESTING ACTIVITIES:
Net (increase) decrease in loans	(131,102)	(121,601)	130,430
Proceeds from sales and maturities of securities	256,117	245,722	340,590
Principal repayment on securities	412,623	353,053	208,323
Purchase of securities available for sale	(828,704)	(575,798)	(886,424)
(Purchase)/redemption of FHLB stock	(525)	(2,093)	648
Purchase of premises and equipment, net	(3,482)	(1,861)	(3,218)
Proceeds from sale of other real estate owned	15,260	24,198	7,692
Sale of mortgage servicing rights	—	—	1,966

Net cash provided by (used in) investing activities	(279,813)	(78,380)	(199,993)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	300,115	(60,552)	89,966
Net cash paid for branch sales	—	—	(61,912)
Net increase (decrease) in repurchase agreements	14,753	(4,309)	(7,412)
Net decrease in capital lease	(109)	—	—
Proceeds (repayment) from FHLB advances, net	(7,011)	119,990	51,490
Proceeds from issuance of common stock	1,335	826	358
Proceeds from holding company debt	—	—	14,544
Repayment of holding company debt	—	—	(13,083)
Dividends on common stock	(458)	—	—
Dividends on perpetual preferred convertible stock	—	—	(132)

Net cash (used in) provided by financing activities	308,625	55,955	73,819

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	27,760	(15,312)	(117,539)
CASH AND CASH EQUIVALENTS, beginning of year	76,811	92,123	209,662

CASH AND CASH EQUIVALENTS, end of year	$104,571	$76,811	$92,123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$48,688	$59,909	$89,083
Cash paid during the year for income taxes	2,383	4,832	8,351
Non-cash transactions:
Transfer of loans to other real estate owned	1,554	23,192	22,230
Conversion of subordinated debt to common stock	29,353	—	—
Conversion of perpetual preferred stock to common stock	—	1,500	1,500

The accompanying notes are an integral part of these consolidated statements

REPUBLIC BANCSHARES, INC. & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS:

Basis of Presentation and Organization

The consolidated financial statements of Republic Bancshares, Inc. (the “Company” or “We”) include the accounts of the Company and its wholly owned subsidiaries, RBI Capital Trust I and Republic Bank (the “Bank”), and the Bank’s wholly-owned subsidiaries, Republic Insurance Agency, Inc. and Republic S.P.E. II, Inc. Our primary source of income is from the Bank, which operates 71 branches throughout Florida. The Bank’s primary sources of revenue are net interest income on loans and investments and fee income from loan and deposit-related activities. The operations of the Company are reported as one operating segment with all accounts and transactions among the subsidiaries eliminated.

Agreement to Merge with BB&T Corporation

On December 1, 2003, we announced we had entered into an agreement with BB&T Corporation (“BB&T”) to merge the Company with and into BB&T. BB&T is a financial holding company headquartered in Winston-Salem, North Carolina and conducts its business operations primarily through its commercial banking subsidiaries, which have branches in North Carolina, South Carolina, Virginia, Maryland, Georgia, West Virginia, Tennessee, Kentucky, Alabama, Florida, Indiana and the District of Columbia. The agreement is pending approval by our shareholders and the various banking regulatory agencies.

Sale of Branches in 2001

On April 23, 2001, we completed the sale of five branch offices in Miami-Dade County, Florida. The loans assigned to the branches were sold at par value, the fixtures and improvements and other assets assigned to four of the branches were sold at their net book value and the buyer assumed $55.0 million of deposit liabilities of all five offices. We recognized a gain of $3.1 million on the transaction. There was no unamortized deposit premium associated with these branches.

On May 11, 2001, we completed the sale of two branch offices located in Lake City and Live Oak, Florida. The loans assigned to the branches were sold at par value, the premises and other assets assigned to the two branches were sold at their net book value and the buyer assumed $62.3 million of deposit liabilities. We recognized a gain of $1.4 million on the transaction, after deducting the unamortized deposit premium paid to purchase the branches in 1998.

RBI Capital Trust I (“RBI”)

RBI is our wholly owned subsidiary, formed on May 29, 1997, to issue cumulative trust preferred securities to the public. We own all of the securities of RBI that possess general voting powers. The trust preferred securities, issued through a public offering on July 28, 1997, were sold at their $10.00 par value. RBI issued 2,875,000 shares of trust preferred securities bearing a dividend rate of 9.10% for net proceeds of $27.4 million, after deducting underwriting commissions and other costs. RBI invested the proceeds in our junior subordinated debt, which also has an interest rate of 9.10%. The junior subordinated debt will mature on June 30, 2027, which date may be shortened to a date not earlier than June 30, 2002, if certain conditions are met (including the Company having received prior approval by the Federal Reserve or any successor agency if then required under applicable Federal Reserve capital guidelines or policies). RBI’s sole asset is the holding company’s junior subordinated debt. Considered together, our obligations with respect to the issuance of the trust preferred securities constitute a full and unconditional guarantee by the bank holding company of RBI’s obligations with respect to those securities. Interest on the junior subordinated debt and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and based upon the liquidation value of $10.00 per security. We have the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debt, which will require deferral of distribution on the trust preferred securities, for a period not exceeding 20 consecutive quarters, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debt. If payments are deferred, we will not be permitted to declare cash dividends. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt at maturity or their earlier redemption. We have the right to redeem the junior subordinated debt in whole (but not in part) within 180 days following certain events whether occurring before or after June 30, 2002. The exercise of such right is subject to us receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies. In addition, we have the right, at any time, to shorten the maturity of the junior subordinated debt to a date not earlier than June 30, 2002. Exercise of this right is also subject to receiving regulatory approval to do so if then required under applicable capital guidelines or regulatory policies.

During the fourth quarter of 2003, the Company adopted the accounting requirements of FASB Interpretation No. 46 (Revised), and began reporting its trust preferred securities in the accompanying consolidated balance sheets as a liability under the caption “Capital Securities”. As allowed, effective January 1, 2003, the related dividend expense was reported as interest expense in the accompanying consolidated statements of operations. For 2002 and 2001, we continued to report the trust preferred securities in the accompanying consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust solely holding junior subordinated debentures of the Company”. Also for 2002 and 2001, the related dividend expense, net of the tax benefit, is reported as a separate line item in the accompanying consolidated statements of operations under the caption “Minority interest in income from subsidiary trust, net of tax”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates, Appraisals and Evaluations in the Preparation of Financial Statements

The accompanying consolidated financial statements, in conformity with generally accepted accounting principles in the United States of America (hereafter referred to as “generally accepted accounting principles”), requires management to make estimates, appraisals and evaluations of loans, other real estate owned and other assets and liabilities, and disclosure of contingent assets and liabilities. Changes in such estimates, appraisals and evaluations might be required because of rapidly changing economic conditions, changing economic prospects of borrowers and other factors. Actual results may differ from those estimates. Material estimates that are susceptible to significant change in the near term are the determination of the allowance for loan losses, the deferred tax asset, the valuation of trading assets (including residual interest in cash flows from the 1997 and 1998 securitization of High LTV Loans and the interest-only strips receivable) and valuation of loan servicing rights.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits with banks and federal funds sold. These assets have terms to maturity of three months or less and their carrying amount is considered a reasonable estimate of their fair value.

Securities

Securities where there is both the positive intent and ability to hold to maturity are classified as “held to maturity” and are carried at historical cost, adjusted for amortization of premiums and accretion of discounts. We did not have any securities in this category at December 31, 2003 and 2002. Securities classified as “available for sale” are those securities that may be sold prior to maturity as part of our asset/liability management strategies or in response to other factors. These securities are carried at fair value with any unrealized gains or losses, net of applicable tax effect, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value with any unrealized gains or losses included in the consolidated statements of operations under “Gain (loss) on loans and securities, net”. Our trading securities include the residual interests in cash flows from the securitization of High LTV Loans in 1997 and 1998 and the excess spread, interest-only strip related to the securitization or sale of first lien, residential loans. For further discussion of the valuation of securities, please see, Note 3. “Securities”, of the Notes to Consolidated Financial Statements.

Interest and dividends on securities also include the amortization of premiums and accretion of discounts using the effective interest rate method and are reported as part of interest income on securities. Gains and losses realized on sales of securities are generally determined on the specific identification method and are reported under “Gain (loss) on loans and securities, net”.

Accounting for Mortgage Servicing Rights (“MSRs”)

MSRs are included in the balance sheets under the caption “Other assets”. The capitalization of MSRs are included in the statement of operations under the caption “Gains (losses) on loans and securities, net” and the amortization of those servicing rights is included under the caption “Loan service fees”. MSRs are carried at the lesser of amortized cost or fair value and evaluated for impairment based on their fair value. We use an automated portfolio analysis system to value our MSRs at the individual loan level. The model uses current market assumptions for default probabilities and prepayment speeds based upon individual loan factors, including interest rate, age, loan type, geography and demographics. The analysis also takes into consideration the historical aggregate characteristics of borrowers based on their geographic location. These factors are applied to each loan based on its own individual characteristics. The valuation is then stratified based upon predominant characteristics such as guarantee agency and interest rates to determine possible valuation losses within each category. There was a $349,000 valuation allowance on our MSRs at December 31, 2003, and a $1.2 million valuation allowance at December 31, 2002. The following table shows the amount of MSRs which were capitalized and amortized, and the fair value of those assets for the periods indicated ($ in thousands):

	December 31,
	2003	2002	2001
Balance, beginning of year	$6,770	$10,212	$16,057
Capitalized MSRs	—	—	923
Sale of High LTV Loan MSRs	—	—	(1,966)
Amortization	(3,315)	(3,442)	(4,802)

Balance, end of year	3,455	6,770	10,212
Valuation allowance	(349)	(1,180)	—

Net balance	$3,106	$5,590	$10,212

Fair value of MSRs	$3,519	$5,864	$12,865

Discount rate used	8.00%	8.00%	9.00%

Loans Held for Sale

Loans held for sale are reported at the lower of cost or market on an aggregate portfolio basis. Gains or losses are realized on the sale of loans at the time of sale based on the difference between the net sales proceeds and the carrying value of the loans sold.

Loans

Loans held for portfolio, where management has the intent and ability to hold for the foreseeable future, are reported at their principal balances, net of any deferred fees or costs associated with the loan. Interest on commercial loans, real estate loans and substantially all installment loans is recognized monthly on the loan balance outstanding. Loan origination and commitment fees, net of certain costs, are deferred and amortized as an adjustment to interest income using the effective interest rate method, generally over the contractual life of the loan. Also, unearned discounts and premiums on loans purchased are deferred and amortized as an adjustment to interest income using the effective interest rate method. We discontinue accruing interest on loans 90 days or more delinquent and on restructured loans that have not yet demonstrated a sufficient payment history, which, in our opinion, may be doubtful as to the collection of interest or principal. These loans are designated as “nonaccrual” and any previously accrued but unpaid interest is reversed and charged against current period interest income.

Allowance for Loan Losses

Our loan loss allowance is comprised of: (1) a component for individual loan impairment measured according to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, and (2) a measure of collective loan impairment according to SFAS No. 5, “Accounting for Contingencies”. The allowance for loan losses is established and maintained at levels deemed adequate to cover losses inherent in the portfolio as of the balance sheet date. This estimate is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. Estimates for loan losses are derived by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan administration, changes in the size and composition of the loan portfolio and peer group information. Periodically, we are examined by the state and federal banking regulators and the results of those examinations are incorporated into our estimation process. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain. These events may include, but are not limited to, a general slowdown in the economy, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting specific geographical areas in which we conduct business.

A loan is considered impaired when, based on current information and events, it is probable that a lender will be unable to collect all amounts due according to the contractual terms of the loan agreement. Larger impaired credits that are measured according to SFAS No. 114 have been defined by us to include loans classified in the substandard, doubtful and in selected cases, special mention risk grades where the borrower relationship equals or exceeds $500,000. These loss estimates are determined on a loan-by-loan basis based on management’s evaluation of loss exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Specific impairment on loans in this category is calculated based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or for collateral-dependent loans, at the fair value of the collateral. Loans made by us that are outside the scope of SFAS No. 114 are measured according to SFAS No. 5 (often referred to as the general allowance) and include commercial (business) and commercial real estate loans that are performing or have been assigned a grade superior to substandard and large groups of smaller balance homogeneous loans (e.g. residential mortgage and consumer installment) regardless of risk grade.

At December 31, 2003, $35.5 million of loans were considered impaired under SFAS No. 114 and were assigned valuation allowances totaling $4.1 million, which is included within the overall allowance for loan losses at year-end. At December 31, 2002, $69.1 million of loans were considered impaired under SFAS No. 114 and were assigned valuation allowances totaling $8.8 million, which were included within the overall allowance for loan losses at year-end.

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

Valuation of Long-Lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used, including intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated separately identifiable undiscounted cash flows from such an asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Effective January 1, 2002, we adopted SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, which did not have a material effect on our results of operations or financial position.

Other Real Estate (“ORE”)

ORE represents property acquired through foreclosure proceedings held for sale and real estate held for investment. ORE is net of a valuation allowance established to reduce cost to the lower of cost or fair value less the costs to sell. Losses are charged to the valuation allowance and recoveries are credited to the allowance. Declines in market value and gains and losses on disposal are reflected in current operations in ORE expense. Recoverable costs relating to the development and improvement of ORE are capitalized whereas routine holding costs are charged to expense.

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

Intangible Assets

Goodwill is an intangible asset, which represents the excess of the cost of an acquired enterprise over the fair market value of identifiable assets less the fair market value of liabilities acquired in purchase transactions. The balance of goodwill was $2.7 million at December 31, 2003 and 2002, respectively. This goodwill was acquired in a 1997 acquisition and, through December 31, 2001, was being amortized on a straight-line basis over 10 years. As of January 2002, SFAS No. 142 provided that goodwill will not be amortized but rather will be evaluated, at least annually, for impairment. As of our most recent evaluation at December 31, 2003, we have determined that our goodwill is not impaired. Following are the pro forma net income and earnings per share, had all periods presented been accounted for under SFAS No. 142 ($ in thousands, except share data):

	Twelve Months Ended December 31,
	2003	2002	2001
Net income (loss)	$10,175	$4,779	$(3,898)
Amortization of goodwill, net of taxes	—	—	477

Pro forma net income (loss)	$10,175	$4,779	$(3,421)

Pro forma earnings (loss) per share:
Basic	$0.82	$0.42	$(0.33)

Diluted	$0.81	$0.42	$(0.33)

Weighted average common shares outstanding-basic	12,354,750	11,372,461	10,955,118

Weighted average common & common equivalent shares outstanding-diluted	12,541,727	11,465,809	10,995,118

Intangible assets subject to amortization are comprised of premium on deposits and mortgage servicing rights, including the excess servicing interest-only strips and unearned income from sale of servicing rights. The premium on deposits amounted to $12.9 million and $15.6 million at December 31, 2003 and 2002, respectively, and is being amortized on a straight-line basis over 10 years. Following are gross carrying amounts and accumulated amortization (where applicable) and the estimated amortization expense for each of the five succeeding years ($ in thousands):

	Premium on Deposits		Mortgage Servicing Rights
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	$27,673	$(14,810)	$3,455

Estimated amortization:
For the years ending December 31,
2004		$2,767	$1,362
2005		2,767	954
2006		2,767	572
2007		2,767	286
2008		1,795	114

Stock-Based Compensation

We applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation through December 31, 2002. APB No. 25 requires the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company makes disclosures of pro forma net earnings and earnings per share as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, “Accounting for Stock-Based Compensation” and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”.

Effective January 1, 2003, we adopted the fair value method of recording stock-based compensation using the prospective transition method defined in SFAS No. 123 for stock options awarded to employees on or after the date of adoption,. The adoption of SFAS No. 123 increased stock-based compensation expense for 2003 by $179,000 and reduced per share earnings by $0.01 per share.

The following table shows the effect on results of operations if we had adopted the fair value based method of measuring all outstanding employee stock options in 2002 and 2001, consistent with the method adopted in 2003 ($ in thousands, except share data):

	Twelve Months Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$10,175	$4,779	$(3,898)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of taxes	N/A	(1,505)	(2,005)

Pro forma net income (loss) (1)	$10,175	$3,274	$(5,903)

Earnings (loss) per share:
Basic – as reported	$0.82	$0.42	$(0.37)

Basic – pro forma	$0.82	$0.29	$(0.55)

Diluted – as reported	$0.81	$0.42	$(0.37)

Diluted – pro forma	$0.81	$0.29	$(0.55)

(1)	Under the prospective method used for 2003, stock-based compensation expense is recorded only for stock options granted in 2003. If 2003 results of operations were stated to include stock-based compensation expense from prior years’ option grants, net income would be reduced by $1.1 million to $9.1 million, basic earnings per share would be reduced to $0.74 and diluted earnings per share would be reduced to $0.73.

Time Deposits

Time deposits in amounts of $100,000 or more were $280.8 million as of December 31, 2003. The scheduled maturities of all time deposits were as follows ($ in thousands):

Year Ended December 31,	Amount	Percent of Total Time Deposits
2004	$984,405	81.18%
2005	158,187	13.04
2006	20,461	1.69
2007	27,673	2.28
2008	21,997	1.81

Total time deposits	$1,212,723	100.00%

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

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and FASB No. 46 (Revised 2003) Consolidation of Variable Interest Entities (FIN 46-R)

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement was effective immediately for financial instruments entered into or modified after May 31, 2003 and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Initially, SFAS No. 150 required that all financial instruments meeting the criteria of SFAS No. 150 be presented as liabilities rather than being presented as a minority interest between the liabilities section and the equity section of the balance sheet. However, the FASB announced on October 29, 2003, that it had indefinitely deferred certain provisions of SFAS No. 150, including those provisions regarding presentation of minority interests. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities (FIN 46-R).” FIN 46-R required that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. The Company determined that RBI, its trust preferred subsidiary, meets the definition of a variable interest entity but the Company is not the primary beneficiary of this subsidiary’s activities. Accordingly, with the adoption of FIN 46-R on December 31, 2003, RBI’s accounts were deconsolidated, resulting in a reclassification of the underlying consolidated debt obligation from the minority interest classification to a liability classification on the consolidated balance sheet and from the minority interest line item to an interest expense line item on the statement of operations. Otherwise, there was no material impact to the results of operations, capital or liquidity as a result of applying the provisions of FIN 46-R.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the 2003 financial statement presentation. These reclassifications only changed the reporting categories but did not affect our results of operations or financial position.

3. SECURITIES:

Our securities consisted primarily of mortgage-backed and mortgage-related securities with a lesser amount of U.S. Treasury securities, U.S. agency securities, corporate bonds, asset-backed securities and revenue bonds represent an interest in a pool of loans. The majority of the mortgage securities in our portfolio are issued by three government agencies or corporations: (1) the Government National Mortgage Association; (2) the Federal Home Loan Mortgage Corporation; and (3) the Federal National Mortgage Association. Securities in the available for sale and trading categories are recorded at estimated fair value. There were no securities in the held to maturity category. The securities portfolio at December 31, 2003 and 2002 is summarized on the following page ($ in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2003:
Available for sale securities:
Corporate Bonds	$13,901	$63	$(39)	$13,925
Asset-backed Securities	9,055	21	(131)	8,945
Revenue bonds	1,250	38	—	1,288
MBS	953,337	2,256	(8,529)	947,064

Total securities available for sale	$977,543	$2,378	$(8,699)	$971,222

Trading securities:
Republic Bank Owner Trust 1997-1 and 1998-1	$8,637	$—	$—	$8,637
Excess servicing, interest only-strip	692	—	—	692

Total trading securities	$9,329	$—	$—	$9,329

At December 31, 2002:
Available for sale securities:
U.S. Agency securities	$2,500	$23	$—	$2,523
Revenue bonds	1,560	31	—	1,591
MBS	802,251	13,743	—	815,994

Total securities available for sale	$806,311	$13,797	$—	$820,108

Trading securities:
Republic Bank Owner Trust 1997-1 and 1998-1	$6,241	$—	$—	$6,241
Excess servicing, interest only-strip	1,574	—	—	1,574

Total trading securities	$7,815	$—	$—	$7,815

	2003	2002
Carrying Value at December 31:
Available for sale securities	$971,222	$820,108
Trading securities	9,329	7,815

Total securities	$980,551	$827,923

The amortized cost, estimated fair value and weighted average yield of our securities at December 31, 2003, grouped by stated maturity of the security are shown below ($ in thousands):

	Less Than One Year	One - Five Years	Five - Ten Years	Over Ten Years	Total
Amortized Cost:
Available for sale securities	$494	$61,794	$58,656	$856,599	$977,543
Trading securities	—	692	8,637	—	9,329

Total securities	$494	$62,486	$67,293	$856,599	$986,872

Fair Value:
Available for sale securities	$496	$61,760	$58,438	$850,528	$971,222
Trading securities	—	692	8,637	—	9,329

Total securities	$496	$62,452	$67,075	$850,528	$980,551

Weighted Average Yield:	3.85%	3.63%	5.77%	3.95%	4.05%

Proceeds from sales of securities (including loans securitized and sold) during the years ended December 31, 2003, 2002 and 2001 were $253.0 million, $245.5 million and $324.8 million, respectively. Gross gains of $3.6 million, $3.3 million and $2.7 million and gross losses of $82,000, $289,000 and $2,100, respectively, were realized on these sales. Securities with book and fair values of $206.5 million and $204.5 million, respectively, were pledged to secure repurchase agreements at December 31, 2003. The fair values assigned to the securities classified as available for sale were derived using market quotations at December 31, 2003.

Securitized Financial Assets

At December 31, 2003, the trading asset category included $8.6 million in overcollateralization and residual interests in cash flows from securitizations in December 1997 and June 1998 and $692,000 of excess servicing interest-only strips. We have recorded these assets at our estimate of their fair value.

Trading assets are evaluated at least quarterly with any valuation adjustment reflected as a trading gain or loss in the consolidated statement of operations under the caption “Gain (loss) on loans and securities, net”. Under generally accepted accounting principles, use of quoted market values is the preferred method for valuing trading assets. However, where the market for those assets is illiquid and price quotations are not readily available, other methods are permitted, including techniques utilizing the present value of expected cash flows to value our trading assets. We have used a present value methodology to value trading assets. The accounting estimates and judgements used in the valuation of the residual interests from the December 1997 and June 1998 securitizations are summarized on the following page ($ in thousands):

	Initial Valuation	2003 Valuation	2002 Valuation
December 1997 Securitization
Collateral amount	$60,000	$8,537	$14,850
Discount rate	14.00%	15.00%	15.00%
Prepayment speed	15.00	45.74	39.00
Cumulative lifetime default rate (1)	9.57	16.49	16.81
Weighted average remaining life (in years)	4.12	1.82	2.10

June 1998 Securitization
Collateral amount	$240,000	$44,039	$75,853
Discount rate	15.00%	20.00%	20.00%
Prepayment speed	15.00	42.03	34.00
Cumulative lifetime default rate (1)	10.68	14.25	15.91
Weighted average remaining life (in years)	4.19	2.09	2.38

(1)	Expressed as the percent of total defaults over the expected life of the collateral to the initial collateral amount.

The following schedule summarizes the status and activity on the assets which are collateral for the two securitizations ($ in thousands):

	1997-1	1998-1
As of December 31, 2003
Cumulative credit losses, net of recoveries	$8,799	$31,084
Cumulative default rate	14.67%	12.95%
Net credit losses in 2003	$6.09	$2,790

Delinquencies at December 31, 2003:
30-59 days delinquent	$476	$1,115
60-89 days delinquent	185	406
90 day and over delinquent	41	649

Total delinquencies	$702	$2,170

Delinquency rate	7.73%	4.92%

	1997-1	1998-1
As of December 31, 2002
Cumulative credit losses, net of recoveries	$8,670	$29,944
Cumulative default rate	14.45%	12.48%
Net credit losses in 2002	$838	$5,275

Delinquencies at December 31, 2002:
30-59 days delinquent	$292	$1,654
60-89 days delinquent	169	551
90 day and over delinquent	361	1,162

Total delinquencies	$822	$3,367

Delinquency rate	5.73%	4.61%

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

Residual Interests in Cashflows from Securitizing High LTV Loans – The following presents our approximation of the resulting changes in fair values from the current valuation reflected in these consolidated financial statements that would be due to two alternative changes in the discount rate, the prepayment speed and the cumulative lifetime default rate ($ in thousands):

	From Current Valuation	To:
		Pro Forma Valuation (1)	Pro Forma Valuation (2)
December 1997 Securitization (“1997-1”)
If the discount rate was changed:	15.00%	25.00%	30.00%
The current valuation would change:	$2,286	$1,783	$1,591

If the prepayment speed was changed:	45.74%	30.00%	50.00%
The current valuation would change:	$2,286	$2,109	$2,325

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	16.49%	16.95%	17.13%
The current valuation would change:	$2,286	$2,073	$1,988

	From Current Valuation	To:
		Pro Forma Valuation (1)	Pro Forma Valuation (2)
December 1998 Securitization (“1998-1”)
If the discount rate was changed:	20.00%	25.00%	30.00%
The current valuation would change:	$6,350	$5,217	$4,306

If the prepayment speed was changed:	42.03%	30.00%	50.00%
The current valuation would change:	$6,350	$5,632	$6,721

If losses over the remaining life were to increase by 25% and 35%, the cumulative lifetime default rate would change:	14.25%	14.58%	14.71%
The current valuation would change:	$6,350	$5,878	$5,688

4. MSRS AND EXCESS SERVICING INTEREST-ONLY STRIPS:

Our MSRs at December 31, 2003, were $2.0 million, representing the capitalized value of the rights to service $243.0 million of loans. The amortized cost of the MSRs was $2.7 million and, less a $624,000 valuation allowance, resulted in the $2.0 million carrying value. Our excess servicing interest-only strips were $692,000, representing the capitalized value of the rights to service $90.0 million of loans (this amount is included in the overall $243.0 million servicing portfolio amount). At December 31, 2003, the fair value of the MSRs and excess servicing interest-only strips was $2.9 million. Both assets are sensitive to changes in economic conditions, particularly changes in the expected offering rates for new mortgage loans which are used to determine expected prepayment speeds, one of the major components of the valuation. We perform the sensitivity analysis on the MSRs and the excess servicing interest-only strips as one combined asset. Our estimate of the change in fair value at December 31, 2003, for a given change in loan offering rates was as follows:

If Loan Offering Rates:	The MSR/Excess Servicing Value Would:
Increased 50 basis points	Increase by 11%
Increased 100 basis points	Increase by 31%
Decreased 50 basis points	Decrease by 5%
Decreased 100 basis points	Decrease by 4%

5. LOANS:

Loans at December 31, 2003 and 2002 are summarized as follows ($ in thousands):

	2003	2002
Real estate mortgage loans:
One-to-four family residential	$415,634	$382,366
Subprime mortgages	20,375	33,672
Multifamily residential	40,726	38,750
Warehouse lines of credit	118	118
Commercial real estate	640,810	551,934

Mortgage loans secured by first liens	1,117,663	1,006,840
Commercial (business) loans	129,537	145,634
Home equity loans	358,850	285,256
High LTV Loans	14,000	21,393
Consumer loans	16,798	18,097

Total gross portfolio loans	1,636,848	1,477,220
Less-allowance for loan losses	(19,007)	(27,987)
Less-premiums and unearned discounts on loans purchased	(405)	(537)
Less-unamortized loan (fees) costs, net	155	(814)

Total loans held for portfolio	$1,617,591	$1,447,882

Mortgage loans serviced for others as of December 31, 2003 and 2002, were $243.0 million and $462.4 million respectively. Loans on which interest was not being accrued totaled $11.8 million, $22.2 million, and $46.2 million at December 31, 2003, 2002 and 2001, respectively. Had interest been accrued on these loans at their originally contracted rates, interest income would have been increased by approximately $1.3 million, $1.9 million, and $4.3 million in the years ended December 31, 2003, 2002 and 2001, respectively. Loans past due 90 days or more and still accruing interest at December 31, 2003 and 2002, totaled $0 and $18,000 respectively. Restructured loans totaled $5.8 million and $720,000 during 2003 and 2002, respectively.

6. ALLOWANCE FOR LOAN LOSSES:

Changes in the allowance for loan losses were as follows ($ in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Balance at beginning of year	$27,987	$31,997	$33,462
Provision for loan losses	(2,187)	5,350	16,150
Transfer of (recovery of) discount on purchased loans	—	—	(613)
Loans charged-off	(11,794)	(10,980)	(18,851)
Recoveries of loans charged-off	5,001	1,620	1,849

Balance at end of year	$19,007	$27,987	$31,997

7. PREMISES AND EQUIPMENT:

Depreciation expense for 2003, 2002 and 2001, was $3.9 million, $5.2 million and $6.0 million, respectively. Premises and equipment, net of accumulated depreciation and amortization at December 31, 2003 and 2002, included ($ in thousands):

	2003	2002
Land	$7,022	$7,809
Buildings and improvements	20,620	23,569
Furniture and equipment	33,452	31,195
Leasehold improvements	6,167	5,938
Construction in progress	4,001	2,629

Total premises and equipment	71,262	71,140
Less-accumulated depreciation and amortization	(34,631)	(32,632)

Premises and equipment, net	$36,631	$38,508

8. OTHER REAL ESTATE:

The carrying value of loans converted to ORE through foreclosure proceedings totaled $3.1 million, and $22.9 million for the years ended December 31, 2003 and 2002, respectively. Sales of ORE that were financed by us in 2003 were $1.5 million. There were no financings of ORE sold in 2002. State banking regulations require us to dispose of all ORE acquired through foreclosure within five years of acquisition, with a possibility for additional extensions, each of up to five years. There are no properties that have exceeded the five-year holding period limitation. Changes in the valuation allowance for ORE were as follows ($ in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Balance at beginning of year	$1,618	$98	$305
Provision	385	1,700	271
Charge-offs, net	(1,891)	(180)	(478)

Balance at end of year	$112	$1,618	$98

9. INCOME TAXES:

The income tax provision or benefit, excluding the income tax benefit related to the minority interest from subsidiary trust, was comprised of the following ($ in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Current provision / (benefit)	$(4,491)	$5,949	$3,302
Deferred provision / (benefit)	10,195	(1,881)	(4,612)

	$5,704	$4,068	$(1,310)

At December 31, 2003, we had approximately $4.7 million of remaining federal and $21.2 million of state net operating loss carryforwards. These carryforwards expire in the years 2005 through 2023. Recognition of net operating loss carryforwards incurred prior to 1998 is limited to approximately $571,000 each year under the rules of Internal Revenue Code Section 382. If the full amount of the limitation is not used in any years, the amount not used increases the allowable limit in the subsequent year. Through mergers in 1997 and 1998, we acquired unrecognized deferred tax liabilities of approximately $3.2 million, and $86,000, respectively, related to base year reserves calculated under the thrift bad debt percentage method. If during any taxable year, we cease to be a bank, these reserves shall be taxed ratably over the six taxable year period beginning with such taxable year. Our effective tax rate varies from the federal statutory rate of 34%. The reasons for this difference are as follows ($ in thousands):

	For the Years Ended December 31,
	2003	2002	2001
Computed “expected” tax provision/ (benefit)	$5,399	$3,581	$(1,198)
Increase (reduction) of taxes:
Tax-exempt interest income	(119)	(6)	(13)
Goodwill amortization	—	—	179
State taxes	562	411	(24)
Other	(138)	82	(254)

Actual tax provision (benefit)	$5,704	$4,068	$(1,310)

Net Deferred Tax Asset

During 2001, the Internal Revenue Service (“the IRS”) completed an examination of our federal income tax returns for the years 1996-1999. The exam did not result in any adjustment to our net operating loss carryforwards that, after accounting for the timing difference between book and tax loan loss provisions, are the next major source of our deferred tax asset. Although we incurred book losses in 2000 and 2001 of $4.6 million and $3.9 million, respectively, we realized $22.8 million and $6.4 million in taxable income for income tax purposes after utilization of applicable tax loss carryforwards for these same periods. We have concluded, based on this favorable outcome to the IRS examination, that no valuation allowance was necessary. A valuation would be provided in future periods should material events or circumstances cause us to change this conclusion. Amounts relating to the unrealized gain on available for sale securities, which is recorded directly to stockholders’ equity, and is a component of comprehensive income, decreased by $7.6 million in 2003 and increased $3.6 million in 2002. Temporary differences created the following deferred tax assets and liabilities (included in “Other Assets”) at December 31, 2003 and 2002, are shown on the table on the following page ($ in thousands):

	Deferred Tax Asset (Liability)
	2003	2002
Provision for loan losses-financial expense greater than tax expense	$7,147	$10,523
Net operating losses and tax credit carry-forwards	2,355	1,803
Financial and tax differences on ORE properties	42	606
Financial and tax differences from loan securitizations	2,216	2,831
Financial amortization of premium over tax amortization	2,101	1,823
Financial and tax differences from mortgage servicing rights	523	317
Financial and tax differences from interest on nonaccrual loans	484	158
Other	1,264	1,034

Gross deferred tax asset	16,132	19,095

Tax depreciation greater than financial depreciation	(369)	(670)
Financial and tax differences on purchase accounting adjustments	(342)	(442)
Financial and tax differences on FHLB dividends	(267)	(267)
Other (net)	(159)	(71)

Gross deferred tax liabilities	(1,137)	(1,450)

Net deferred tax asset	$14,995	$17,645

10. OTHER BORROWINGS:

Securities Sold Under Agreement to Repurchase

The Bank sells securities under agreement to repurchase to its customers and broker-dealers in the normal course of business. All such borrowings at December 31, 2003 and 2002 were from customers of the Bank on an overnight basis. At December 31, 2003 and 2002, respectively, the balance of such agreements was $44.6 million and $29.9 million with weighted average interest rates of 0.70% and 0.88%.

FHLB Advances

During 2003, our credit line availability with the FHLB was increased to 30% of our total assets, which at year-end 2003 would have amounted to a borrowing line of credit totaling $849.6 million, of which $165.2 million had been used leaving an unused credit line of $684.4 million. We were required by our collateral agreement with the FHLB to maintain qualifying first mortgage loans in an amount equal to at least 100% of the FHLB advances outstanding as collateral. The FHLB advances at December 31, 2003 and 2002 were collateralized by such loans and securities totaling $165.2 million and $172.2 million, respectively. In addition, all of our FHLB stock is pledged as collateral for such advances. During 2004, we repaid all of our variable rate (on demand) FHLB advances with the proceeds from a $400.0 million federal funds line of credit from BB&T. Maturities and average interest rates of advances from the FHLB as of December 31, 2003 and 2002 were as follows ($ in thousands):

	Amount and weighted average rate at December 31,
	2003		2002
	Amount	Rate	Amount	Rate
Remaining term to maturity:
1 month or less (on demand)	$120,000	1.15%	$160,000	1.30%
2-12 months	9,500	1.53	5,000	3.78
13-24 months	13,500	1.71	—	—
25-36 months	21,500	2.90	—	—
Over 36 months	729	6.85	7,240	5.22

Total	$165,229	1.47%	$172,240	1.54%

7% Convertible Subordinated Debt Due 2014

In September 1999, we completed a private placement of $15.0 million, 7% convertible subordinated debentures with a maturity of October 1, 2014. Each $1,000 principal amount was convertible at any time by the holder into 55.55556 shares of our $2.00 par value common stock (a conversion price of $18.00 per share). These debentures were redeemable by us at any time after October 1, 2004 at fixed redemption prices and also could be redeemed by us without a premium if the closing price of our common stock equaled or exceeded $23.40 for 20 consecutive trading days. In June, 2003, the price of our common stock exceeded $23.40 for the required period and we issued a redemption notice to the holders who elected to convert their securities into our common stock. By July 28, 2003, the end of the period allowable for conversion, we had issued 833,311 shares to the holders.

7% Convertible Subordinated Debentures Due 2011

In May 2001, we completed a private placement of $15.0 million, 7% convertible subordinated debentures with a maturity of April 1, 2011. Each $1,000 principal amount was convertible by the holder at any time into 64.1026 shares of our $2.00 par value common stock (a conversion price of $15.60 per share). These debentures could be redeemed by us at any time after April 1, 2006, at fixed redemption prices and also could be redeemed by us at any time after April 1, 2003, without payment of any premium, provided the closing bid price of our common stock equaled or exceeded $20.28 for 20 consecutive trading days. These debentures were subordinate to those issued in 1999. The net proceeds from the 2001 Debentures were used to repay $10.0 million of outstanding debt and the balance was used for general corporate purposes. In May 2003, the price of our common stock exceeded $20.28 for the required number of days and we issued a redemption notice to the holders who elected to convert their securities into our common stock. By June 17, 2003, the end of the period allowable for conversion, we had issued 961,524 shares to the holders.

Holding Company Senior Debt

In June 2003, we entered into a loan agreement with SunTrust Bank, N.A., wherein SunTrust extended a revolving line of credit to us in the amount of $10.0 million, maturing in one year. The purpose of the line of credit was to provide interim financing for the holding company, including the potential need for funding any debentures tendered by the holder for redemption. Interest is payable quarterly based on the 90 day LIBOR rate plus 1.15%. Through December 31, 2003, we had not used this line of credit.

11. CREDIT RISK CONCENTRATION, OFF-BALANCE-SHEET RISK, COMMITMENTS AND CONTINGENCIES:

Loans Outside Florida

At December 31, 2003, the composition of our loan portfolio, including loans held for sale, according to the location of the borrower or the real estate taken as underlying collateral, was as follows ($ in thousands):

State	Amount	Percent of Total
Florida	$1,543,238	94.05%
New England (1)	14,298	0.87
California	9,790	0.60
All other (none greater than $9,000)	73,505	4.48

Total	$1,640,831	100.00%

(1)	New England has been defined by us to include the states of Connecticut, Delaware, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Off-Balance-Sheet Items

Financial instruments with off-balance-sheet risk at December 31, 2003, were limited to commitments to extend credit, commercial and standby letters of credit and unfunded lines of credit, all made in the normal course of business to meet the financing needs of our customers. These instruments involve, to varying degrees, elements of credit and interest-rate risks that are not recognized in the accompanying consolidated balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

A summary of financial instruments with off-balance-sheet risk at December 31, 2003, is as follows ($ in thousands):

Contractual Amount
Commitments to extend credit	$280,335
Unfunded lines of credit	158,774
Commercial and standby letters of credit	11,701

Total	$450,810

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary upon extension of credit is based on our credit evaluation of the counter party. Collateral held varies but may include premises and equipment, inventory and accounts receivable. Unfunded lines of credit represent the undisbursed portion of lines of credit, which have been extended to customers. Commercial and standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party, which typically do not extend beyond one year. The credit risk involved in issuing letters of credit is essentially the same as those involved in extending loan facilities to customers. Outstanding, unsecured standby letters of credit at December 31, 2003, totaled approximately $11.7 million.

Commitments

We have entered into a number of non-cancelable operating leases primarily for branch banking locations. In addition, during December 2002, we began leasing various equipment under capital leases which expire in 2005. The present value of equipment under capital leases totaled $944,000 and $1.1 million as of December 31, 2003 and 2002, respectively, payable at $500,000 per year through December 31, 2005.

Future minimum lease payments at December 31, 2003, are as follows ($ in thousands):

Operating Leases
2004	$6,479
2005	5,390
2006	5,003
2007	4,666
2008	4,246
Thereafter	29,874

Gross operating lease commitments	55,658
Less-sublease rentals	(1,470)

Net lease commitments	$54,188

Total rent expense for the years ended December 31, 2003, 2002 and 2001, was $5.5 million, $7.2 million, and $5.6 million, respectively. Total rental income from subleases for the years ended December 31, 2003, 2002 and 2001, was $153,000, $368,000, and $558,000, respectively. In addition, we are obligated to make processing payments in relation to our computer facilities of approximately $1.9 million in 2004.

Contingencies

Trustee for Atlantic International Mortgage Co. v. Republic Bank:

Steven S. Oscher, Chapter 11 Trustee for Atlantic International Mortgage Company, Plaintiff, v. Republic Bank, Defendant. United States Bankruptcy Court, Middle District of Florida, Tampa Division; Case No. 00-18055-8C1; Adversary Proceeding No. 02-00964-8C1. Date Republic was served: November 26, 2002.

The Bank was named as a defendant in a complaint filed on November 20, 2002, in the United States Bankruptcy Court for the Middle District of Florida, in Tampa. The plaintiff is the trustee of three affiliated entities (the “Debtors”) that were borrowers under a now-discontinued mortgage warehouse lending program. The Debtors filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on November 21, 2000. Shortly after the Debtors filed bankruptcy, the court appointed a Chapter 11 trustee who took control of the Debtor’s business and assets. Prior to filing for such relief, the Debtors, through lines of credit and other forms of indebtedness, borrowed amounts in excess of $11.0 million from the Bank. The Bankruptcy Code provides that certain transfers of property by a debtor may be avoided if such transfers were made within the 90 days prior to the Bankruptcy filing and the transfer provides the creditor more than it would have received under Chapter 7 of the Bankruptcy Code. The plaintiff alleges that the Bank received payments in, or obtained an interest in, approximately $3.1 million of funds and real estate collateral, or the value thereof, that were avoidable pursuant to the Bankruptcy Code because such events occurred within the 90 day preference period or were received after filing for bankruptcy but not authorized pursuant to the Bankruptcy Code. As a result, the plaintiff has requested that the foregoing transfer from the Debtors to the Bank be avoided, that the Bank return such payments and collateral, and any other relief that is appropriate.

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

James Baker, et al v. Republic Bank:

James and Jill Baker, Jeffrey A. and Michelle A. Cox and William S. and Linda A. Springer, Plaintiffs, v. Century Financial Group, Inc. and Master Financial, Inc. and others, Defendants. Circuit Court of Clay County Missouri at Liberty; Case No. CV100-4294 CC00-18055-8C1; Adversary Proceeding No. 02-00964-8C1. Date Republic was served: February 21, 2003.

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

12. EMPLOYEE BENEFIT PLANS:

We have a 401(k) retirement plan that covers substantially all employees. Our contributions were $542,000, $482,000, and $214,000 in the years ended December 31, 2003, 2002 and 2001, respectively.

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

	December 31,
	2003	2002
Financial Assets:
Cash and due from banks	$85,425	$51,162
Interest bearing deposits in banks	1,146	14,061
Federal funds sold	18,000	11,588
Securities (incl. FHLB stock)	996,392	827,923
Loans	1,659,224	1,561,851
Mortgage servicing rights	3,106	5,864
Financial Liabilities:
Deposits	2,386,728	2,096,398
Securities sold under agreements to repurchase	44,613	29,860
FHLB advances	167,190	172,240
Convertible subordinated debt	—	29,332
Capital securities	34,808	N/A

14. STOCKHOLDERS’ EQUITY:

Dividends

On March 25, 2003, the Company’s board of directors declared a cash dividend in the amount of $0.04 per share payable on April 21, 2003, to common stockholders of record at April 7, 2003. During 2003, the board of directors of the Bank declared cash dividends payable to the Company totaling $8.0 million.

Florida statutes limit the amount of dividends that can be paid by a bank in any given year to that year’s retained net income (net income minus any dividends) plus retained net income from the two preceding years. Additionally, a bank cannot pay dividends if payment would cause that bank to be undercapitalized as defined by federal regulations. As of January 1, 2004, there was a net retained income surplus in the Bank for dividend payment purposes of $12.2 million. The holding company had $13.3 million of unrestricted cash available to it for debt service. Our annual debt service requirement is approximately $2.6 million per year.

Non-qualified Stock Options

The board of directors may grant up to 25,000 non-qualified options each year. As of December 31, 2003, 131,690 of such options were outstanding. The per share exercise price of each stock option is determined by the board of directors at the date of grant, vesting over a five year period.

1995 Incentive Stock Option Plan

On April 29, 1994, the shareholders approved a qualified incentive stock option plan for certain key employees. In 1995, the stockholders adopted the Republic Bancshares, Inc. 1995 Stock Option Plan (the “Plan”) as a replacement for the 1994 Stock Option Plan. The total number of shares that may be purchased pursuant to the Plan cannot exceed 1,125,000 shares over the life of the Plan and provides that the maximum number of options granted to any one individual in any fiscal year under the Plan cannot exceed 62,000. There is no limitation on the annual aggregate number of options to be granted in any fiscal year. Each option granted under the Plan will be exercisable by the grantee during a term, not to exceed 10 years, fixed by the compensation committee of the board of directors (the “Compensation Committee”). However, no more than 20% of the shares subject to such options shall vest annually beginning at date of grant. In the event of a change in control, or termination of employment without cause, all options granted become exercisable immediately. As of December 31, 2003, any performance options previously granted had all either been exercised or had expired.

Upon the grant of an option to a key employee, the Compensation Committee will fix the number of shares of common stock that the grantee may purchase upon exercise of the option, and the price at which the shares may be purchased. The exercise price for all options shall not be less than the fair market value at the date of the option grant. As of December 31, 2003, 585,835 options remained outstanding under this plan, with 76,214 shares available to be granted at a future time. Under the terms of the agreement with BB&T (see Note 1), no further option grants can be made.

1997 Stock Appreciation Rights Plan

On October 21, 1997, the board of directors approved a Stock Appreciation Rights Plan (the “SAR Plan” and “SARs”). Under the SAR Plan, certain key employees have been granted the right to receive cash equal to the excess of the fair market value of a share of our common stock at the time of exercise, over the fair market value of a share of our common stock at date of grant, times the number of rights exercised. As of December 31, 2003, 9,650 SARs granted at the then current market value of $26.675 remained outstanding. No more than 20% of the SARs may vest annually, beginning at date of grant. The term of a SAR may vary, but shall not be less than one year or more than 10 years from the date of grant. We record compensation expense equal to the appreciation of the fair market value of the stock times the number of outstanding SARs. In 2003, $46,000 of compensation expense related to SARs was recorded. As of December 31, 2002 and 2001, there had been no appreciation of our common stock over the fair market value at date of grant, therefore, no SAR-related compensation expense was recorded for those years.

Aggregate Stock Option Activity

In accordance with SFAS No. 148, we transitioned to the fair value based method of accounting for stock based employee compensation costs using the prospective method as of January 1, 2003. Under the prospective method, all stock options granted before the adoption date will continue to be accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB NO. 25”) unless these stock options are modified or settled subsequent to adoption. The fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following assumptions (weighted averages) for 2003 and 2002: weighted average risk-free interest rate of 3.12% and 4.09%, respectively, expected life of seven years, dividend rate of zero percent, and expected volatility of 31.92% for 2003 and

26.03% for 2002. The approximate fair value of the stock options granted in 2003 is $691,000, which is being amortized as compensation expense over the five year vesting period of the options. The fair value of the stock options granted in 2002 and 2001 is $1.5 million and $2.0 million, respectively, which would be amortized as compensation expense over the five year period of the options.

A summary of the status of our stock option plans at December 31, 2003, 2002 and 2001, and for the years then ended is presented in the table below:

	2003		2002		2001
	Shares	Wtd. Avg. Exer, Price	Shares	Wtd. Avg. Exer. Price	Shares	Wtd. Avg. Exer. Price
Fixed Options
Outstanding - beg. of year	744,800	$17.46	627,860	$16.54	645,317	$16.86
Granted	83,500	28.21	254,540	19.64	112,300	16.46
Exercised	(86,685)	15.40	(62,720)	13.17	(29,350)	12.19
Forfeited/Expired	(24,090)	21.10	(74,880)	20.71	(100,407)	19.79

Outstanding - end of year	717,525	18.91	744,800	17.46	627,860	16.54

Exercisable - end of year	442,199	17.93	389,670	17.63	332,356	18.16
Wtd. avg. fair value of options granted		8.51		5.83		7.18

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life (Yrs.)	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$ 8.75 – 12.93	124,400	6.33	$11.64	99,292	$11.63
12.94 – 19.59	252,645	6.57	16.10	182,735	15.72
20.00 – 28.94	340,480	8.02	23.66	160,172	24.34

15. EARNINGS (LOSS) PER SHARE:

Net Income (Loss) Per Common and Common Equivalent Share

Basic earnings (loss) per common share was computed by dividing net income (loss) less dividends paid on the perpetual preferred convertible stock (in 2001) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common and common equivalent shares have been computed by dividing net income (loss) by the weighted average common and common equivalent shares outstanding during the periods. The weighted average common and common equivalent shares outstanding has been adjusted to include the number of shares that would have been outstanding if stock options, with an exercise price greater than the average market price for the period, had been exercised at that average market price, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Also, the calculation includes the shares that would have been issued from the conversion of our perpetual preferred convertible stock (in 2001) and the convertible subordinated debentures, if they had been converted to common stock at the earlier of the beginning of the year or the issue date (i.e., the if-converted method). The effect of the convertible subordinated debentures to common stock in 2003 was antidilutive; therefore, those shares are excluded from diluted earnings per share.

In the second quarter of 2003, we issued a redemption notice for $15.0 million of our convertible subordinated debentures resulting in the issuance of 961,524 shares of common stock. During the third quarter of 2003, we exercised our right for mandatory redemption of $15.0 million of convertible subordinated debt, issuing 833,311 shares of common stock.

The table below reconciles the calculation of diluted and basic earnings per share for 2003 and 2002. In a year in which a loss occurs, diluted and basic earnings per share are identical; therefore no reconciliation for the 2001 fiscal year is presented. ($ in thousands, except share data):

	2003			2002
	Net Income	Weighted Shares Outstanding	Earnings Per Share	Net Income	Weighted Shares Outstanding	Earnings Per Share
Basic	$10,175	12,354,750	$0.82	$4,779	11,372,461	$0.42
Stock options	—	186,977	(0.01)	—	93,348	—

Diluted	$10,175	12,541,727	$0.81	$4,779	11,465,809	$0.42

During 2003, there were 67,800 stock options which would have been antidilutive. During 2002, there were 285,850 stock options and 1,794,862 shares related to convertible subordinated debt which would have been antidilutive. During 2001, there were 627,860 stock options and 1,794,872 shares related to convertible subordinated debt which would have been antidilutive.

16. REGULATORY CAPITAL REQUIREMENTS:

We are required to comply with the three basic measures of capital adequacy established by the Federal Reserve and the FDIC, two of which are risk-based measures and the third a leverage measure. All three applicable capital standards must be satisfied for a bank holding company or a bank to be considered in compliance with minimum guidelines. Failure to meet capital guidelines could subject a bank or holding company to a variety of enforcement remedies, including among other things issuance of a capital directive, the termination of deposit insurance by the FDIC, and certain other restrictions on our business. Substantial additional restrictions can be imposed upon FDIC insured depository institutions that fail to meet applicable capital requirements under the federal prompt corrective action regulations. The minimum requirement for a bank to be considered “adequately capitalized” is a total or risk-based ratio of 8.0%, a tier 1 to risk-weighted asset ratio of 4.0% and a tier 1 (leverage) capital ratio of 4.0%. To be considered a “well-capitalized” bank requires a total capital ratio of 10.0%, a tier 1 to risk-weighted asset ratio of 6.0%, and a tier 1 (leverage) capital ratio of 5.0%. The Bank exceeded the requirements for a “well-capitalized” bank at December 31, 2003.

For bank holding companies, the Federal Reserve has established a minimum tier 1 (leverage) ratio of 3.0% for banks that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a tier 1 (leverage) ratio of 3.0%, plus an additional margin of 100 to 200 basis points. The holding company guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities. The Company’s capital ratios exceeded Federal Reserve guidelines at December 31, 2003. The table on the following page sets forth the amounts of capital and capital ratios as of December 31, 2003 and 2002, and the applicable regulatory minimums ($ in thousands):

	Company		Bank
	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Risk-Based Capital:
Tier 1 Capital
Actual	$227,607	12.75%	$211,463	11.83%
Minimum required to be “Adequately Capitalized”	71,415	4.00	71,479	4.00
Excess over minimum to be “Adequately Capitalized”	156,192	8.75	139,984	7.83
To be “Well Capitalized”	N/A	N/A	107,218	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	104,245	5.83

Total Capital
Actual	$246,614	13.81%	$230,470	12.90%
Minimum required to be “Adequately Capitalized”	142,831	8.00	142,958	8.00
Excess over minimum to be “Adequately Capitalized”	103,783	5.81	87,512	4.90
To be “Well Capitalized”	N/A	N/A	178,697	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	51,773	2.90

Tier 1 Capital to Total Assets (Leverage):
Actual	$227,607	8.20%	$211,463	7.62%
Minimum required to be “Adequately Capitalized”	111,092	4.00	110,985	4.00
Excess over minimum to be “Adequately Capitalized”	116,515	4.20	100,478	3.62
To be “Well Capitalized”	N/A	N/A	138,731	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	72,732	2.62

As of December 31, 2002:
Risk-Based Capital:
Tier 1 Capital
Actual	$184,133	11.58%	$203,856	12.81%
Minimum required to be “Adequately Capitalized”	63,625	4.00	63,650	4.00
Excess over minimum to be “Adequately Capitalized”	120,508	7.58	140,206	8.81
To be “Well Capitalized”	N/A	N/A	95,475	6.00
Excess over “Well Capitalized” requirements	N/A	N/A	108,381	6.81

Total Capital
Actual	$233,887	14.70%	$224,263	14.09%
Minimum required to be “Adequately Capitalized”	127,250	8.00	127,301	8.00
Excess over minimum to be “Adequately Capitalized”	106,637	6.70	96,962	6.09
To be “Well Capitalized”	N/A	N/A	159,126	10.00
Excess over “Well Capitalized” requirements	N/A	N/A	65,137	4.09

Tier 1 Capital to Total Assets (Leverage):
Actual	$184,133	7.37%	$203,856	8.17%
Minimum required to be “Adequately Capitalized”	99,887	4.00	99,843	4.00
Excess over minimum to be “Adequately Capitalized”	84,246	3.37	104,013	4.17
To be “Well Capitalized”	N/A	N/A	124,803	5.00
Excess over “Well Capitalized” requirements	N/A	N/A	79,053	3.17

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

Securities Purchases and Sales; Investment Services

During 1999, we entered into an agreement with WRHC whereby they would act as our agent in open-market purchases and sales of securities. WRHC is compensated under that agreement on a commission basis. During 2003, 2002 and 2001, we purchased $514.7 million, $474.5 million and $725.6 million, respectively, of securities through WRHC and sold $231.0 million, $242.6 million and $285.9 million of securities through WRHC. In 2002 and 2001, WRHC offered sales of insurance and mutual fund products and investment advisory services on our premises. In 2001 we were paid a commission based on the net profits earned from sales of investment products on our premises. For 2002, that arrangement was amended so that commissions paid to us would be based on gross revenues. Fee income earned from this relationship was $213,160 and $190,700 during 2002 and 2001, respectively. This agreement expired on October 31, 2002, and was not renewed.

Securities Placement Services

WRHC participated as a selling agent in the placement of the $15.0 million of convertible subordinated debentures due 2011 (the “Debentures”) that were issued on May 8, 2001, and was paid an $89,000 fee for its sales efforts. Mr. Hough, individually, purchased $3.7 million of the Debentures. No fee was paid on sale of the Debentures to Mr. Hough or to any other of our directors who purchased the Debentures.

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

Related Party Transactions with Other Directors and Executive Officers

Certain other directors and executive officers, members of their immediate families, and entities with which such persons are associated are customers of ours. As such, they had transactions in the ordinary course of business with us. Loans and commitments to lend to those persons were comprised solely of one loan with a zero balance. The loan was made as a commercial business line of credit, made in the ordinary course of business, and upon substantially the same terms as offered to non-affiliated borrowers.

18. BANK HOLDING COMPANY FINANCIAL STATEMENTS:

Republic Bancshares, Inc.

Parent-Only Condensed Balance Sheets

($ in thousands)

	As of December 31,
	2003	2002
Assets
Cash	$13,292	$8,486
Investment in wholly-owned subsidiaries	225,585	233,349
Other assets	1,742	456

Total assets	$240,619	$242,291

Liabilities
Junior subordinated debt to subsidiary	$28,750	$28,750
Convertible subordinated debt	—	29,332
Accrued interest on debt	—	525

Total liabilities	28,750	58,607

Stockholders’ Equity
Common stock	26,559	22,796
Capital surplus	157,632	129,860
Retained earnings	32,135	22,418
Unamortized stock-based compensation	(513)	—
Net unrealized gain (loss) on available for sale securities, net of tax	(3,944)	8,610

Total stockholders’ equity	211,869	183,684

Total liabilities & stockholders’ equity	$240,619	$242,291

Republic Bancshares, Inc.

Parent-Only Condensed Statements of Operations

($ in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Operating Income:
Dividends from bank subsidiary	$8,000	$—	$6,412
Other income	—	—	—

Total income	8,000	—	6,412

Operating Expenses:
Interest expense	3,700	4,761	4,832
Other expenses	—	2	304

Total expenses	3,700	4,763	5,136

Income (loss) before income taxes and equity in undistributed net income (loss) of subsidiary	4,300	(4,763)	1,276
Income tax (benefit)	(1,424)	(1,920)	(1,964)

Income (loss) before equity in undistributed net income (loss) of subsidiary	5,724	(2,843)	3,240
Equity in undistributed net income (loss) of subsidiary	4,451	7,622	(7,138)

Net income (loss)	$10,175	$4,779	$(3,898)

Republic Bancshares, Inc.

Parent-Only Condensed Cash Flow Statements

($ in thousands)

	For the Years Ended December 31,
	2003	2002	2001
Operating Activities:
Net income (loss)	$10,175	$4,779	$(3,898)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiary	(4,451)	(7,622)	7,138
Unearned compensation	178	—	—
Expense (income) on nonqualifying/performance options	155	104	22
Amortization of issuance costs	21	45	31
Net Decrease (increase) in other assets	(1,286)	1,508	2,730
Net increase (decrease) in other liabilities	(525)	1	194

Net cash provided by (used in) operating activities	4,267	(1,185)	6,217

Investment Activities:
Equity investment in banking subsidiary	(338)	(111)	(26)

Net cash provided by (used in) investing activities	(338)	(111)	(26)

Financing Activities:
Proceeds from issuance of debt	—	—	14,544
Repayment of debt	—	—	(13,083)
Proceeds from exercise of stock options	1,335	826	358
Dividends on common stock	(458)	—	—
Dividends on perpetual preferred convertible stock	—	—	(132)

Net cash provided by (used in) financing activities	877	826	1,687

Net increase (decrease) in cash and cash equivalents	4,806	(470)	7,878
Cash and cash equivalents, beginning of year	8,486	8,956	1,078

Cash and cash equivalents, end of year	$13,292	$8,486	$8,956

Supplemental Disclosure of Cashflow Information

Non-cash transactions:
Conversion of subordinated debt to common stock	29,353	—	—
Conversion of perpetual preferred stock to common stock	—	—	1,500

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: March 8, 2004	By:	/s/ William R. Klich
William R. Klich
President and Chief Executive Officer
(principal executive officer)

Date: March 8, 2004	By:	/s/ William R. Falzone
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

SIGNATURE	DATE	TITLE

/s/ William R. Klich William R. Klich	March 8, 2004	President, and Chief Executive Officer (principal executive officer)

/s/William R. Falzone William R. Falzone	March 8, 2004	Treasurer (principal financial and accounting officer)

/s/William C. Ballard William C. Ballard	March 8, 2004	Director

/s/Marla M. Hough Marla M. Hough	March 8, 2004	Director

/s/William R. Hough William R. Hough	March 8, 2004	Director

/s/William J. Morrison William J. Morrison	March 8, 2004	Director

/s/Adelaide A. Sink Adelaide A. Sink	March 8, 2004	Director

/s/Charles J. Thayer Charles J. Thayer	March 8, 2004	Director

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Republic Bancshares, Inc. and BB&T Corporation dated as of December 1, 2003

3.1	Amended and restated Articles of Incorporation of Republic (1)

3.2	By-Laws of Republic (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Indenture dated as of December 18, 1996, among Republic and Southtrust Bank of Florida, N.A. as Trustee, including the form of specimen 6% convertible subordinated debenture (2)

4.3	Republic’s 1995 Stock Option Plan, as amended (3)

4.4	Form of Indenture, among Republic and Wilmington Trust Company, as Trustee, including the form of specimen junior subordinated debenture (4)

4.4	Indenture, dated as of September 17, 1999, between Republic and U.S. Trust Bank National Associated, as Trustee (5)

4.5	Indenture, dated as of May 8, 2001, among Republic and U.S. Trust Bank National Association, as Trustee, including the form of 7% convertible subordinated debenture (6)

10.1	Trust Agreement, dated as of May 29, 1997, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.2	Form of Amended and Restated Trust Agreement, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.3	Employment agreements between Republic Bank and the Named Executive Officers

12.1	Ratio of Earnings to Fixed Charges (6)

14.1	Code of Ethics

16.1	Letter re: Change in Certifying Accountant (8)

21.1	List of Subsidiaries (7)

23.1	Independent Auditors’ Consent

23.2	Explanation concerning absence of current written consent of Arthur Andersen LLP

24.1	Power of Attorney (see signature page)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Republic’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995
(2)	Incorporated by reference to Republic’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-32151, filed October 31, 1997
(3)	Incorporated by reference to Republic’s Registration Statement on Form S-8, filed March 3, 1999
(4)	Incorporated by reference to Republic’s Registration Statement on Form S-2, File Nos. 333-28213 and 333-2813-01, filed May 30, 1997
(5)	Incorporated by reference to Republic’s Registration Statement on Form S-3, filed November 18, 1999
(6)	Incorporated by reference to Republic’s Registration Statement on Form S-3, File No. 333-101672, filed December 5, 2002
(7)	Incorporated by reference to Republic’s Annual Report on Form 10-K/A filed April 13, 1998
(8)	Incorporated by reference to Republic’s current report on Form 8-K, filed April 25, 2002