Form 10-K/A
period 2003-12-31
REPUBLIC BANCSHARES INC
filed 2004-03-29
CIK 1005501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment is to correct the format of the Section 302 certifications in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 8, 2004, to conform to the specifications issued by the SEC effective August 13, 2003. Accordingly, Exhibits 31.1 and 31.2 are hereby amended and restated in their entirety. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Registrant has included in this amendment only Item 15 of Part IV. The remainder of the information contained in the original filing is not amended hereby. This amendment does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

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

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC BANCSHARES, INC.

Date: March 26, 2004	By:	/s/ William R. Falzone
William R. Falzone
Treasurer (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization between Republic Bancshares, Inc. and BB&T Corporation dated as of December 1, 2003

3.1	Amended and restated Articles of Incorporation of Republic (1)

3.2	By-Laws of Republic (1)

4.1	Specimen Common Stock Certificate (1)

4.2	Indenture dated as of December 18, 1996, among Republic and Southtrust Bank of Florida, N.A. as Trustee, including the form of specimen 6% convertible subordinated debenture (2)

4.3	Republic’s 1995 Stock Option Plan, as amended (3)

4.4	Form of Indenture, among Republic and Wilmington Trust Company, as Trustee, including the form of specimen junior subordinated debenture (4)

4.4	Indenture, dated as of September 17, 1999, between Republic and U.S. Trust Bank National Associated, as Trustee (5)

4.5	Indenture, dated as of May 8, 2001, among Republic and U.S. Trust Bank National Association, as Trustee, including the form of 7% convertible subordinated debenture (6)

10.1	Trust Agreement, dated as of May 29, 1997, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.2	Form of Amended and Restated Trust Agreement, among Republic, Wilmington Trust Company, a Delaware banking corporation, as trustee, John W. Sapanski, William R. Falzone and Christopher M. Hunter (4)

10.3	Employment agreements between Republic Bank and the Named Executive Officers

12.1	Ratio of Earnings to Fixed Charges (6)

14.1	Code of Ethics

16.1	Letter re: Change in Certifying Accountant (8)

21.1	List of Subsidiaries (7)

23.1	Independent Auditors’ Consent

23.2	Explanation concerning absence of current written consent of Arthur Andersen LLP

24.1	Power of Attorney (see signature page)

31.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Treasurer of Registrant submitted to the Securities and Exchange Commission pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

32.2	Certification by the Chief Financial Officer of Registrant submitted to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This Certification shall not be deemed to be “filed” with the Commission or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that the Registrant specifically requests that such Certification is incorporated by reference into a filing under the Securities Act or Exchange Act. This Certification is being furnished to the Commission and accompanies this report pursuant to SEC Release No. 33-8212.

(1)	Incorporated by reference to Republic’s Registration Statement on Form S-4, File No. 33-80895, filed December 28, 1995

(2)	Incorporated by reference to Republic’s Amendment No. 1 to Registration Statement on Form S-2, File No. 333-32151, filed October 31, 1997
(3)	Incorporated by reference to Republic’s Registration Statement on Form S-8, filed March 3, 1999
(4)	Incorporated by reference to Republic’s Registration Statement on Form S-2, File Nos. 333-28213 and 333-2813-01, filed May 30, 1997
(5)	Incorporated by reference to Republic’s Registration Statement on Form S-3, filed November 18, 1999
(6)	Incorporated by reference to Republic’s Registration Statement on Form S-3, File No. 333-101672, filed December 5, 2002
(7)	Incorporated by reference to Republic’s Annual Report on Form 10-K/A filed April 13, 1998
(8)	Incorporated by reference to Republic’s current report on Form 8-K, filed April 25, 2002